Form 10-Q
period 2017-03-31
NTN BUZZTIME INC
filed 2017-05-04
CIK 748592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

Commission file number 001-11460

NTN Buzztime, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	31-1103425
(State of incorporation)	(I.R.S. Employer Identification No.)

2231 RUTHERFORD ROAD, SUITE 200, CARLSBAD, CALIFORNIA	92008
(Address of principal executive offices)	(Zip Code)

(760) 438-7400

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

As of May 3, 2017 the registrant had outstanding 2,513,458 shares of common stock, $.005 par value per share.

NTN BUZZTIME, INC. AND SUBSIDIARIES

FORM 10-Q

PART I

Item 1. Financial Statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amount)

(unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$6,113	$5,686
Accounts receivable, net of allowances of $493 and $376, respectively	1,765	928
Site equipment to be installed	2,568	2,998
Prepaid expenses and other current assets	1,189	1,050
Total current assets	11,635	10,662
Fixed assets, net	2,910	3,101
Software development costs, net of accumulated amortization of $2,697 and $2,641, respectively	1,065	970
Deferred costs	851	904
Goodwill	946	937
Intangible assets, net	17	29
Other assets	110	92
Total assets	$17,534	$16,695

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$513	$247
Accrued compensation	519	1,060
Accrued expenses	561	697
Sales taxes payable	101	142
Income taxes payable	(17)	4
Current portion of long-term debt (Note 4)	7,306	2,988
Current portion of obligations under capital leases	155	155
Current portion of deferred revenue	1,037	1,059
Other current liabilities	347	291
Total current liabilities	10,522	6,643
Long-term debt (Note 4)	446	5,123
Long-term obligations under capital leases	220	259
Long-term deferred revenue	179	219
Deferred rent	326	371
Other liabilities	13	12
Total liabilities	11,706	12,627
Commitments and contingencies

Shareholders’ Equity:
Series A convertible preferred stock, $.005 par value, $156 liquidation preference, 5,000 shares designated 156 shares issued and outstanding at March 31, 2017 and December 31, 2016	1	1
Common stock, $.005 par value, 168,000 shares authorized at March 31, 2017 and December 31, 2016; 2,484 and 2,261 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively (Note 3)	12	11
Treasury stock, at cost, 10 shares at March 31, 2017 and December 31, 2016	(456)	(456)
Additional paid-in capital	134,149	132,315
Accumulated deficit	(128,116)	(128,026)
Accumulated other comprehensive income	238	223
Total shareholders’ equity	5,828	4,068
Total liabilities and shareholders’ equity	$17,534	$16,695

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues
Subscription revenue	$4,226	$4,374
Sales-type lease revenue	185	396
Other revenue	820	712
Total Revenue	5,231	5,482
Operating expenses:
Direct operating costs (includes depreciation and amortization of $491 and $643, respectively)	1,843	2,036
Selling, general and administrative	4,134	4,200
Depreciation and amortization (excluding depreciation and amortization included in direct operating costs)	88	114
Total operating expenses	6,065	6,350
Operating loss	(834)	(868)
Other income (expense), net	750	(154)
Loss before income taxes	(84)	(1,022)
Provision for income taxes	(6)	(19)
Net loss	$(90)	$(1,041)

Net loss per common share - basic and diluted	$(0.04)	$(0.57)

Weighted average shares outstanding - basic and diluted	2,255	1,839

Comprehensive loss
Net loss	$(90)	$(1,041)
Foreign currency translation adjustment	15	113
Total comprehensive loss	$(75)	$(928)

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three months ended March 31,
	2017	2016
Cash flows used in operating activities:
Net loss	$(90)	$(1,041)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	579	757
Provision for doubtful accounts	26	24
Excess and obsolete site equipment to be installed expense	-	25
Stock-based compensation	117	113
Amortization of debt issuance costs	12	10
Issuance of common stock in lieu of cash for bonus compensation	164	-
Loss from disposition of equipment	-	5
Changes in assets and liabilities:
Accounts receivable	(863)	126
Site equipment to be installed	208	(115)
Prepaid expenses and other assets	(148)	(76)
Accounts payable and accrued liabilities	(450)	(209)
Income taxes payable	(22)	(1)
Deferred costs	53	29
Deferred revenue	(62)	(7)
Deferred rent	(45)	(40)
Other liabilities	55	(104)
Net cash used in operating activities	(466)	(504)
Cash flows used in investing activities:
Capital expenditures	(97)	(177)
Software development expenditures	(152)	(99)
Net cash used in investing activities	(249)	(276)
Cash flows used in financing activities:
Net proceeds from issuance of common stock related to registered direct offering (Note 3)	1,554	-
Principal payments on capital lease	(38)	(21)
Proceeds from long-term debt	-	2,114
Payments on long-term debt	(359)	(1,035)
Debt issuance costs on long-term debt	(22)	(5)
Net cash provided by financing activities	1,135	1,053
Net increase in cash and cash equivalents	420	273
Effect of exchange rate on cash	7	53
Cash and cash equivalents at beginning of year	5,686	3,223
Cash and cash equivalents at end of year	$6,113	$3,549

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$171	$84

Income taxes	$28	$20

Supplemental disclosure of non-cash investing and financing activities:

Site equipment transferred to fixed assets	$222	$317

Equipment acquired under capital lease	$-	$22

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

The Company currently generates revenue by charging subscription fees for its service to its network subscribers, by leasing equipment (including tablets used in its BEOND tablet platform and the cases and charging trays for the tablets) to certain network subscribers, by hosting live trivia events, by selling advertising aired on in-venue screens and as part of customized games and by pay-to-play single player games.

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2016. The accompanying condensed balance sheet as of December 31, 2016 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2017, or any other period.

(2) Basic and Diluted Earnings Per Common Share

The Company computes basic and diluted earnings per common share in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 260, Earnings per Share. Basic earnings per share excludes the dilutive effects of options, warrants and other convertible securities. Diluted earnings per share reflects the potential dilution of securities that could share in the Company’s earnings. The total number of shares of the Company’s common stock subject to options, warrants, and convertible preferred stock that were excluded from computing diluted net loss per common share was approximately 454,000 and 439,000 shares as of March 31, 2017 and 2016, respectively, as their effect was anti-dilutive.

(3) STOCKHOLDERS’ EQUITY

Registered Direct Offering

On March 27, 2017, the Company entered into a subscription agreement with certain investors relating to the issuance and sale of shares of the Company’s common stock at a purchase price of $7.85 per share, which was the closing price of its common stock on March 24, 2017. The offering closed on March 31, 2017. The Company sold 200,000 shares of its common stock and received net proceeds of approximately $1.6 million, after deducting offering expenses.

The Company intends to use the net proceeds of the offering for general corporate purposes, which may include working capital, general and administrative expenses, capital expenditures and implementation of its strategic priorities.

The shares were offered and sold pursuant to the Company’s effective shelf registration statement on Form S-3 (Registration Statement No. 333-215271) filed with the Securities and Exchange Commission on December 22, 2016 and declared effective by the SEC on February 2, 2017, and the base prospectus included therein, as supplemented by a prospectus supplement filed with the SEC in connection with the takedown relating to the offering.

Stock-based Compensation

The Company’s stock-based compensation plans include the NTN Buzztime, Inc. 2004 Performance Incentive Plan (the “2004 Plan”), the NTN Buzztime, Inc. Amended 2010 Performance Incentive Plan (the “Amended 2010 Plan”) and the NTN Buzztime, Inc. 2014 Inducement Plan (the “2014 Plan”). The 2004 Plan expired in September 2009. From and after the date it expired, no awards could be granted under that plan and all awards that had been granted under that plan before it expired are governed by that plan until they are exercised or expire in accordance with that plan’s terms. The Amended 2010 Plan provides for the grant of up to 240,000 share-based awards and expires in February 2020. As of March 31, 2017, approximately 106,000 share-based awards were available to be issued under the Amended 2010 Plan. The 2014 Plan, which provides for the grant of up to 85,000 share-based awards to a new employee as an inducement material to the new employee entering into employment with the Company, was approved by the nominating and corporate governance/compensation committee of the Company’s board of directors (the “Committee”) in September 2014 in connection with the appointment of Ram Krishnan as the Company’s Chief Executive Officer. As of March 31, 2017, there were no share-based awards available to be granted under the 2014 Plan. The Company’s stock-based compensation plans are administered by the Committee, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures, if any, and other provisions of the award.

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

The following weighted-average assumptions were used for grants issued during the three months ended March 31, 2017 and 2016 under the ASC No. 718 requirements.

	Three months ended March 31,
	2017	2016
Weighted average risk-free rate	1.63%	1.26%
Weighted average volatility	115.0%	110.7%
Dividend yield	0.00%	0.00%
Expected life	7.14 years	6.02 years

ASC No. 718 requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeiture rates differ from those estimates. Forfeitures were estimated based on historical activity for the Company. Stock-based compensation expense for the three months ended March 31, 2017 and 2016 was $117,000 and $113,000, respectively, and is expensed in selling, general and administrative expenses and credited to additional paid-in-capital. The Company granted stock options to purchase 2,000 and 15,500 shares of common stock during the three months ended March 31, 2017 and 2016, respectively. No options were exercised during either of the three months ended March 31, 2017 or 2016.

(4) DEBT

Revolving Line of Credit

In April 2015, the Company entered into a loan and security agreement with East West Bank, or EWB, which was amended in March 2016, December 2016 and February 2017. The Company refers to the loan and security agreement as amended in March 2016, December 2016 and February 2017 as the EWB credit facility. Under the EWB credit facility, the Company may request advances in an aggregate outstanding amount at any time up to the lesser of (a) $7,500,000, which the Company refers to as the revolving line, or (b) the sum of $2,000,000 (which the Company refers to as the “sublimit”) plus the amount equal to its borrowing base, in each case, less the aggregate outstanding principal amount of prior advances. On June 15, 2017, the sublimit becomes zero. If the aggregate amount of advances as of June 15, 2017 exceeds the lesser of the revolving line or the amount equal to the Company’s borrowing base, then the Company must pay EWB the amount of such excess. Advances bear interest, at the Company’s option, at the rate of either (A) a variable rate per annum equal to the prime rate as set forth in The Wall Street Journal plus 3.25% (which decreases to 1.75% at the earlier of June 15, 2017 or such time the Company pays off in full in cash the $2.0 million sublimit), or (B) at a fixed rate per annum equal to the LIBOR Rate for the interest period for the advance plus 6.00% (which decreases to 4.50% at the earlier of June 15, 2017 or full repayment of the sublimit on all amounts then outstanding and on any subsequent borrowings). So long as there is no event of default, the Company may make a one-time request to increase the revolving line by up to $2,500,000, which EWB may accept or decline. All advances are due on January 15, 2018. The Company uses the proceeds available under this credit facility to fund strategic growth initiatives and for general working capital purposes.

The Company’s borrowing base under the EWB credit facility is, as of the date of determination, an amount equal to the product of: (a) the average monthly recurring revenue for the immediately preceding three months; times (b) one plus our average churn rate for the immediately preceding three months (not to exceed zero); times (c) 300%. For this purpose, the Company’s monthly recurring revenue is limited to all recurring subscription revenue attributable to software that the Company sold or licensed and all recurring revenue relating to services it delivered and 50% of all revenue attributable to the Company’s “Stump” product line. Because the amount of the Company’s monthly recurring revenue and how much each source contributes to it will change from month to month, the Company’s borrowing base will fluctuate accordingly.

Under the EWB credit facility, the Company is required to meet a minimum adjusted earnings before interest, taxes, depreciation and amortization, or adjusted EBITDA, target and churn rate targets, in each case, as specified in the EWB credit facility. Adjusted EBITDA is the sum (a) net profit (or loss), after provision for taxes, plus (b) interest expense, plus (c) to the extent deducted in the calculation of net profit (or loss), depreciation expense and amortization expense, plus (d) income tax expense, plus (e) non-cash stock compensation expenses, plus (f) other non-cash expenses and charges, plus (g) to the extent approved by EWB, other one-time charges, plus (h) to the extent approved by EWB, any losses arising from the sale, exchange, transfer or other disposition of assets not in the ordinary course of business. Compliance with the adjusted EBITDA target is measured as of the last day of each fiscal quarter with respect to the immediately prior three-month period. Through January 31, 2017, compliance with the churn rate target was measured on a monthly and trailing three-month basis. In February 2017, compliance began to be measured only on a trailing three-month basis.

The EWB credit facility also requires the Company to maintain, at June 15, 2017, or if earlier, at such time that the $2.0 million sublimit has been paid off, a balance on deposit with EWB equal to 100% of the aggregate outstanding principal amount of the advances at the applicable measurement time.

As of March 31, 2017, the Company borrowed $6,500,000 in the aggregate under the EWB credit facility, of which $6,450,000 remained outstanding due to paying down $50,000 on the revolving line and is recorded in current portion of long-term debt on the accompanying consolidated balance sheet. As of March 31, 2017, and based on the Company’s borrowing base calculated as of that date, approximately $20,000 was available to borrow. In April 2017, the Company paid in full the $2,000,000 outstanding under the sublimit, leaving $4,450,000 outstanding. As a result of paying the sublimit in full, the Company was required to have a balance on deposit with EWB equal to 100% of the aggregate outstanding principal amount of the advances at that time, and the Company complied with this covenant. The Company was also in compliance with all other covenants as of March 31, 2017.

The Company used approximately $3,381,000 of the total $6,500,000 borrowed under the EWB credit facility to pay down indebtedness that was then owed to an equipment lender and to pay related prepayment fees. Under the EWB credit facility, the amount the Company may owe under its current credit facility with that equipment lender is not limited to any specified amount. With EWB’s consent, the Company may incur additional indebtedness of up to $2,000,000 in the aggregate with other equipment lenders for equipment financing. Subject to the foregoing, the EWB credit facility prohibits the Company from borrowing additional amounts from other lenders.

The Company paid $37,500 to EWB as a facility fee at the time of closing in April 2014, and has incurred approximately $31,000 for fees associated with the amendments. An additional facility fee (equal to the product of (x) 0.50% of the increase in the revolving line times (y) the quotient of the number of days remaining between the effective date of such increase and January 15, 2018, divided by 1,095) will be due if the revolving line is increased pursuant to the Company’s request. The Company also pays an unused line fee equal to 0.50% per year of the difference between the amount of the revolving line as in effect from time to time and the average monthly balance in each month, which is payable monthly in arrears. The average monthly balance is calculated by adding the ending outstanding balance under the revolving line for each day in the month divided by the number of days in the month.

Equipment Notes Payable

In May 2013, the Company entered into a financing arrangement with a lender under which the Company may borrow funds to purchase certain equipment. Initially, the maximum amount the Company could borrow under this financing arrangement was $500,000. Over time, the lender increased that maximum amount, and as of March 31, 2017, the maximum amount was $9,690,000, all of which has been borrowed.

In April 2015, the Company used approximately $3,381,000 of the proceeds received from the EWB credit facility to pay down a portion of the principal amount the Company had borrowed under this financing arrangement, accrued interest and a prepayment fee. As of March 31, 2017, approximately $1,302,000 of principal remained outstanding under this financing arrangement, of which $856,000 is recorded in current portion of long-term debt on the accompanying consolidated balance sheet.

The Company was able to borrow up to the maximum amount available under this financing arrangement in tranches as needed. Each tranche borrowed through August 2015 incurred interest at 8.32% per annum; the interest for tranches borrowed thereafter was reduced to rates between 7.32% to 8.05% per annum. With respect to the first $1,000,000 in the aggregate borrowed, principal and interest payments are due in 36 equal monthly installments. With respect to amounts borrowed in excess of the first $1,000,000 in the aggregate, the first monthly payment will be equal to 24% of the principal amount outstanding, and the remaining principal and interest due is payable in 35 equal monthly installments. The Company granted the lender a first security interest in the equipment purchased with the funds borrowed. This equipment lender entered into a subordination agreement with EWB.

(5) ACCUMULATED OTHER COMPREHENSIVE INCOME

The United States dollar is the Company’s functional currency, except for its operations in Canada where the functional currency is the Canadian dollar. The financial position and results of operations of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. In accordance with ASC No. 830, Foreign Currency Matters, revenues and expenses of the Company’s foreign subsidiaries have been translated into U.S. dollars at weighted average exchange rates prevailing during the period, and the assets and liabilities of such subsidiaries have been translated at the period end exchange rate. Accumulated other comprehensive income includes the accumulated gains or losses from these foreign currency translation adjustments. As of March 31, 2017 and December 31, 2016, $238,000 and $223,000 of foreign currency translation adjustments were recorded in accumulated other comprehensive income, respectively.

(6) RECENT ACCOUNTING PRONOUNCEMENTS

Management has considered all recent accounting pronouncements issued since the last audit of the Company’s consolidated financial statements, and believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements.

(7) CONCENTRATIONS OF RISK

Significant Customer

For the three months ended March 31, 2017 and 2016, the Company generated approximately $2,105,000 and $2,292,000, respectively, of total revenue from Buffalo Wild Wings corporate-owned restaurants and its franchisees, which represented approximately 40% and 42% of total revenue for those periods, respectively. As of March 31, 2017 and December 31, 2016, approximately $250,000 and $261,000, respectively, was included in accounts receivable from Buffalo Wild Wings corporate-owned restaurants and its franchisees.

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

As of March 31, 2017, approximately $1,000 was included in accounts payable or accrued expenses for the tablet equipment purchased from its sole supplier. There were no amounts outstanding in accounts payable or accrued expenses as of December 31, 2016 related to the sole supplier.

(8) SUBSEQUENT EVENT

Registered Direct Offering

On April 25, 2017, the Company entered into a subscription agreement with certain investors relating to the issuance and sale of shares of the Company’s common stock at a purchase price of $7.78 per share, which was the closing price of its common stock on April 24, 2017. The offering closed on April 28, 2017. The Company sold 29,566 shares of its common stock and received net proceeds of approximately $219,000, after deducting estimated offering expenses.

The Company intends to use the net proceeds of the offering for general corporate purposes, which may include working capital, general and administrative expenses, capital expenditures and implementation of its strategic priorities.

The shares were offered and sold pursuant to the Company’s effective shelf registration statement on Form S-3 (Registration Statement No. 333-215271) filed with the Securities and Exchange Commission (“SEC”) on December 22, 2016 and declared effective by the SEC on February 2, 2017, and the base prospectus included therein, as supplemented by a prospectus supplement filed with the SEC in connection with the takedown relating to the offering.

As previously reported, in November 2015, the Company received a letter from the NYSE Regulation Inc. stating that it is not in compliance with Section 1003(a)(iii) of the NYSE MKT Company Guide because the Company reported stockholders’ equity of less than $6 million as of September 30, 2015 and had net losses in five of its most recent fiscal years ended December 31, 2014. In December 2015, the Company submitted a plan to NYSE Regulation advising of actions it has taken or will take to regain compliance with Section 1003(a)(iii) by May 13, 2017. In January 2016, NYSE Regulation notified the Company that NYSE Regulation has accepted the Company’s plan and granted the Company a plan period that extends through May 13, 2017 to regain compliance with Section 1003(a)(iii).

In April 2016, as previously reported, the Company received a second letter from NYSE Regulation stating that it is not in compliance with Section 1003(a)(ii) of the Company Guide because the Company reported stockholders’ equity of less than $4 million as of December 31, 2015 and had net losses in three of its four most recent fiscal years ended December 31, 2015. As a result, the Company continues to be subject to the procedures and requirements of Section 1009 of the Company Guide. Because this instance of noncompliance is in addition to the Company’s noncompliance with Section 1003(a)(iii) of the Company Guide discussed above, the Company was not required to submit a new compliance plan.

Under Section 1003(a)(i) of the Company Guide, the NYSE MKT will normally consider suspending dealings in, or removing from the list, securities of an issuer which has stockholders’ equity of less than $2 million if such issuer has sustained losses from continuing operations and/or net losses in two of its three most recent fiscal years. The Company had net losses in two of its three most recent fiscal years ended December 31, 2015. The Company’s stockholders’ equity at September 30, 2016 was $1.8 million, and accordingly, the Company was below compliance with Section 1003(a)(i), as well. However, in the Company’s November 2016 offering it raised approximately $2.7 million, and the Company’s stockholders’ equity at December 31, 2016 was approximately $4.1 million. The Company also raised approximately $1.6 million in March 2017.

The listing of the Company’s common stock on the NYSE MKT is being continued during the plan period. The NYSE Regulation staff reviews the Company periodically for compliance with initiatives outlined in the Company’s plan. If the Company is not in compliance with the listing requirements with which it is currently not in compliance by May 13, 2017 or if the Company does not make progress consistent with its plan during the plan period, NYSE Regulation staff will initiate delisting proceedings as appropriate. The Company has continued to make progress consistent with its plan during the plan period. Raising capital in the offering described above is consistent with the initiatives outlined in the Company’s plan to regain compliance, and after giving effect to the offering described above, the Company believes it will have regained compliance with Sections 1003 (a)(i), (ii) and (iii) of the Company Guide, however determination of whether the Company has regained such compliance will be made by NYSE Regulation and will be publicly disclosed by the Company.

The following table shows the Company’s stockholders’ equity balance as of March 31, 2017 as reported and on a pro forma basis as if the Company completed the offering described above as of March 31, 2017.

	As of March 31, 2017
	As reported	Net proceeds from April 2017 offering	Pro forma
Total stockholders’ equity	$5,828,000	$219,000	$6,047,000

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This report and the documents incorporated herein by reference, if any, contain “forward-looking statements” – that is statements related to future events, results, performance, prospects and opportunities, including statements related to our strategic plans and targets, revenue generation, product availability and offerings, capital needs, capital expenditures, industry trends and our financial position. Forward-looking statements are based on information currently available to us, on our current expectations, estimates, forecasts, and projections about the industries in which we operate and on the beliefs and assumptions of management. Forward looking statements often contain words such as “expects,” “anticipates,” “could,” “targets,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “would,” and similar expressions. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, and other characterizations of future events or circumstances, are forward-looking statements. Forward-looking statements by their nature address matters that are, to different degrees, subject to risks and uncertainties that could cause actual results to differ materially and adversely from those expressed in any forward-looking statements. For us, particular factors that might cause or contribute to such differences include (1) our ability to compete effectively within the highly competitive interactive games, entertainment and marketing services industries, (2) the impact of new products and technological change, especially in the mobile and wireless markets, on our operations and competitiveness, (3) our ability to maintain or improve our relationship with Buffalo Wild Wings, who together with its franchisees accounted for a significant portion of our revenues, (4) our ability to maintain an adequate supply of the tablet and related equipment used in our BEOND product line, (5) our ability to adequately protect our proprietary rights and intellectual property, (6) our ability to raise additional funds in the future on favorable terms; we have borrowed substantially all amounts available to us under existing credit facilities and, subject to limited exceptions, our loan and security agreement with East West Bank prohibits us from borrowing additional amounts from other lenders, (7) our ability to significantly grow our subscription revenue and implement our other business strategies, (8) our ability to successfully and efficiently manage the design, manufacturing and assembly process of our BEOND tablet platform and (9) the other risks and uncertainties described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and described in other documents we file from time to time with the Securities and Exchange Commission, or SEC, including this report and our other Quarterly Reports on Form 10-Q. Readers are urged not to place undue reliance on the forward-looking statements contained in this report or incorporated by reference herein, which speak only as of the date of this report. Except as required by law, we do not undertake any obligation to revise or update any such forward-looking statement to reflect future events or circumstances.

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

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to the accompanying unaudited condensed consolidated financial statements and notes, included in Item 1 of this Quarterly Report on Form 10-Q, to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. Our discussion is organized as follows:

●	Overview and Highlights. This section provides a general description of our business and significant events and transactions that we believe are important in understanding our financial condition and results of operations.

●	Critical Accounting Policies. This section provides a listing of our significant accounting policies, including any material changes in our critical accounting policies, estimates and judgments during the three months ended March 31, 2017 from those described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2016.

●	Results of Operations. This section provides an analysis of our results of operations presented in the accompanying unaudited condensed consolidated statements of operations by comparing the results for the three months ended March 31, 2017 to the results for the three months ended March 31, 2016.

●	Liquidity and Capital Resources. This section provides an analysis of our historical cash flows, as well as our future capital requirements.

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

We currently generate revenue by charging subscription fees for our service to our network subscribers, by leasing equipment (including tablets used in our BEOND tablet platform and the cases and charging trays for the tablets) to certain network subscribers, by hosting live trivia events, by selling advertising aired on in-venue screens and as part of customized games and by pay-to-play single player games.

Over 136 million games were played on our network during 2016, and as of March 31, 2017, approximately 54% of our network subscriber venues are affiliated with national and regional restaurant brands, including Buffalo Wild Wings, Buffalo Wings & Rings, Old Chicago, Native Grill & Wings, Houlihans, Beef O’Brady’s, Boston Pizza, and Arooga’s.

We own several trademarks and consider the Buzztime®, Playmaker®, Mobile Playmaker, BEOND Powered by Buzztime and Play Along trademarks to be among our most valuable assets. These and our other registered and unregistered trademarks used in this document are our property. Other trademarks are the property of their respective owners.

Unless otherwise indicated, references in this report: (a) to “Buzztime,” “NTN,” “we,” “us” and “our” refer to NTN Buzztime, Inc. and its consolidated subsidiaries; (b) to “network subscribers” or “customers” refer to hospitality locations that subscribe to our network service; (c) to “consumers” or “players” refer to the individuals that engage in our games, events, and entertainment experiences available at hospitality locations, and (d) to “hospitality locations,” “venues” or “sites” refer to locations (such as a bar or restaurant) of our customers at which our games, events, and entertainment experiences are available to consumers.

Recent Developments

Registered Direct Offerings

As previously reported, in a registered direct offering that closed on April 28, 2017, we sold 29,566 shares of our common stock and received net proceeds of approximately $219,000, after deducting offering expenses.

Also as previously reported, in a registered direct offering that closed on March 31, 2017, we sold 200,000 shares of our common stock and received net proceeds of approximately $1.6 million, after deducting offering expenses.

We are using and will continue to use the net proceeds of the offerings for general corporate purposes, which may include working capital, general and administrative expenses, capital expenditures and implementation of our strategic priorities.

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

Under Section 1003(a)(i) of the Company Guide, the NYSE MKT will normally consider suspending dealings in, or removing from the list, securities of an issuer which has stockholders’ equity of less than $2 million if such issuer has sustained losses from continuing operations and/or net losses in two of its three most recent fiscal years. We had net losses in two of our three most recent fiscal years ended December 31, 2015. Our stockholders’ equity at September 30, 2016 was $1.8 million, and accordingly, we were below compliance with Section 1003(a)(i), as well. However, we raised approximately $2.7 million in the offering we closed in November 2016, and our stockholders’ equity at December 31, 2016 was approximately $4.1 million.

The listing of our common stock on the NYSE MKT is being continued during the plan period. The NYSE Regulation staff reviews us periodically for compliance with initiatives outlined in our plan. If we are not in compliance with the listing requirements with which we are currently not in compliance by May 13, 2017 or if we do not make progress consistent with our plan during the plan period, NYSE Regulation staff will initiate delisting proceedings as appropriate. See “PART II—ITEM 1A. RISK FACTORS—Risks Relating to the Market for Our Common Stock—Our common stock could be delisted or suspended from trading on the NYSE MKT if we do not regain compliance with continued listing criteria with which we are currently not compliant or if we fail to meet any other continued listing criteria,” below. We have continued to make progress consistent with our plan during the plan period. Raising capital in the offerings described above is consistent with the initiatives outlined in our plan to regain compliance, and after giving effect to the offering that closed on April 28, 2017, we believe we will have regained compliance with Sections 1003 (a)(i), (ii) and (iii) of the Company Guide, however determination of whether we have regained such compliance will be made by NYSE Regulation and will be publicly disclosed by us.

Amendment to East West Bank Credit Facility

In February 2017, we entered into a third amendment to the loan and security agreement with EWB to extend the maturity date of the $2,000,000 sublimit from March 31, 2017 to June 15, 2017, to establish the minimum adjusted EBITDA targets for each of our 2017 fiscal quarters, to remove the monthly compliance check of churn rate targets and to amend when compliance with minimum deposit amounts is measured. For additional information regarding this credit facility, see “—Liquidity and Capital Resources,” below.

Our Strategy and Current Highlights

Below is a discussion of our strategy and highlights of accomplishments and milestones achieved during 2017:

Scale digital menu and payment functionality. We are heavily focused on delivering digital menu and payment functionality on the tablet platform, which we believe will improve the operational and marketing value of our product offering. This expanded functionality will help us deliver an enhanced guest experience. Rolling out this functionality will be a key focus for us in 2017. In March 2017, we announced that we have expanded our relations with Buffalo Wild Wings, who chose us to be its provider of digital menu, order, and payment functionality. We expect our expenses to increase due to initiatives we implement as we prepare to expand and support this relationship.

Improve value and price for our “independent” customers. During 2017, we are continuing to focus on, entertainment, which is a key source of value to our independent customers. During the first quarter of 2017, we launched Spaceteam, an award-winning multi-player game that creates social engagement between guests at the table and between guests and venues, which is a key value driver for independent bars and restaurants.

We also continued to make progress on our hardware design and quality in order to reduce expense, while expanding capabilities, retaining consistency in the design and giving us the ability to offer flexibility in our pricing for quality independent customers.

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

Expand revenue opportunities. We intend to grow the consumer audience by engaging them more with improved entertainment experiences and providing premium content that we can monetize through direct payment. In addition we have been researching and testing our services within adjacent markets, such as senior centers, car dealerships and casinos. We also continue to monetize the network through local and national advertising revenue streams.

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

There have been no material changes in our critical accounting policies, estimates and judgments during the three months ended March 31, 2017 from those described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2016.

RESULTS OF OPERATIONS

Three months ended March 31, 2017 compared to the three months ended March 31, 2016

We generated a net loss of $90,000 for the three months ended March 31, 2017 compared to a net loss of $1,041,000 for the three months ended March 31, 2016.

Revenue

The table below summarizes the type of revenue we generated for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017		2016
	$	% of Total Revenue	$	% of Total Revenue	$ Change	% Change
Subscription revenue	4,226,000	80.8%	4,374,000	79.8%	(148,000)	(3.4)%
Sales-type lease revenue	185,000	3.5%	396,000	7.2%	(211,000)	(53.3)%
Other revenue	820,000	15.7%	712,000	13.0%	108,000	15.2%
Total	5,231,000	100.0%	5,482,000	100.0%	(251,000)	(4.6)%

Subscription revenue decreased for the three months ended March 31, 2017 primarily due to lower average site count when compared to the same period in 2016. During the three months ended March 31, 2017, equipment lease revenue recognized under sales-type lease arrangements decreased due to fewer installations of our BEOND platform for certain customers under sales-type lease arrangements when compared to the same period in 2016. Equipment lease revenue (which has lower margins due to the cost we incur to purchase the equipment that we lease) is recognized when we lease the equipment. The equipment lease revenue is a one-time payment that covers the lease of the equipment for three-years, after which the lessee may purchase the equipment for a nominal fee or lease new equipment. We expect the amount of equipment lease revenue to continue fluctuating in correlation with customer contracts under sales-type lease arrangements. Other revenue increased for the three months ended March 31, 2017 due primarily to an increase in our live hosted events and professional services when compared to the same period in 2016.

Geographic breakdown of our network subscribers is as follows:

	Network Subscribers as of March 31,
	2017	2016
United States	2,643	2,742
Canada	145	161
Total	2,788	2,903

Direct Costs and Gross Margin

A comparison of direct costs and gross margin for the three months ended March 31, 2017 and 2016 is shown in the table below:

	For the three months ended March 31,
	2017	2016	Change	% Change
Revenues	$5,231,000	$5,482,000	$(251,000)	(4.6)%
Direct Costs	1,843,000	2,036,000	(193,000)	(9.5)%
Gross Margin	$3,388,000	$3,446,000	$(58,000)	(1.7)%

Gross Margin Percentage	64.8%	62.9%

The decrease in direct costs for the three months ended March 31, 2017 compared to the same period in 2016 was primarily due to decreased equipment expense of approximately $261,000 related to lower sale-type lease revenue, decreased depreciation expense for capitalized site equipment and software development programs of $151,000 and decreased service provider fees of $70,000. These decreases were offset by an increase of approximately $288,000 in repair expense related to our second generation tablet cases. We expect such repair expense to decrease in future quarters because we anticipate that our second generation tablet cases will be phased out of locations by mid-2017.

We may continue to experience challenges with our tablet platform equipment, and as a result, we may be required to recognize additional repair expense in the future.

Operating Expenses

	For the three months ended March 31,
	2017	2016	Change	% Change
Selling, general and administrative	$4,134,000	$4,200,000	$(66,000)	(1.6)%

Depreciation and amortization (non-direct)	$88,000	$114,000	$(26,000)	(22.8)%

Selling, General and Administrative Expenses

The decrease in selling, general and administrative expenses for the three months ended March 31, 2016 was primarily due to less marketing expense of approximately $56,000 and decreased payroll and related expense of $34,000, offset by increased professional fees of $31,000 when compared to the same period in 2016.

We expect selling, general and administrative expenses in the second and third quarters of 2017 to increase from first quarter 2017 as we continue to make decisions for efficiency as well as investments that can impact our growth, including as we implement initiatives to prepare to expand our relationship with Buffalo Wild Wings and to support that expansion. For the full year 2017, we anticipate selling, general and administrative expenses to be approximately $17.0 million.

Depreciation and Amortization Expense

The decrease in depreciation and amortization expense for the three months ended March 31, 2017 compared to the same period in 2016 is primarily due to assets becoming fully depreciated or amortized sooner than we are replenishing with new assets.

Other Income (Expense), Net

	For the three months ended March 31,		Increase in other
	2017	2016	income, net
Total other income (expense), net	$750,000	$(154,000)	$904,000

The increase in total other income, net is primarily due to a one-time payment from a supplier, offset by increased interest expense from higher long-term debt balances for the three months ended March 31, 2017 compared to the same period in 2016. The one-time payment related to a supply chain matter that was resolved in exchange for such payment and which we do not expect to receive again.

Income Taxes

	For the three months ended March 31,
	2017	2016
Provision for income taxes	$(6,000)	$(19,000)

We expect to incur state income tax liability in 2017 related to our U.S. operations. We also expect to pay income taxes in Canada due to profitability of our Canadian subsidiary. We have established a full valuation allowance for substantially all deferred tax assets, including our net operating loss carryforwards, since we could not conclude that we were more likely than not able to generate future taxable income to realize these assets.

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

The reconciliation of our consolidated net loss calculated in accordance with GAAP to EBITDA for the three months ended March 31, 2017 and 2016 is shown in the table below. EBITDA should not be considered as substitutes for, or superior to, net loss calculated in accordance with GAAP.

	For the three months ended March 31,
	2017	2016
Net loss per GAAP	$(90,000)	$(1,041,000)
Interest expense, net	159,000	127,000
Income tax provision	6,000	19,000
Depreciation and amortization	579,000	757,000
EBITDA	$654,000	$(138,000)

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2017, we had cash and cash equivalents of $6,113,000 compared to $5,686,000 as of December 31, 2016.

In a registered direct offering that closed on April 28, 2017, we sold 29,566 shares of our common stock and received net proceeds of approximately $219,000, after deducting offering expenses. Also, in a registered direct offering that closed on March 31, 2017, we sold 200,000 shares of our common stock and received net proceeds of approximately $1.6 million, after deducting offering expenses. We are using and will continue to use the net proceeds of the offerings for general corporate purposes, which may include working capital, general and administrative expenses, capital expenditures and implementation of our strategic priorities.

As of March 31, 2017, we borrowed $6,500,000 in the aggregate under the EWB credit facility, of which $6,450,000 remained outstanding. As of that date and based on our borrowing base calculated as of that date, approximately $20,000 was available to borrow. In April 2017, we paid in full the $2,000,000 outstanding under the sublimit, leaving $4,450,000 outstanding. If the aggregate amount of advances as of June 15, 2017 exceeds the lesser of the revolving line ($7,500,000) or the amount equal to our borrowing base (which was $20,000 as of March 31, 2017), then we must pay EWB the amount of such excess. All advances are due on January 15, 2018. Under the EWB credit facility, we are required to meet a minimum adjusted EBITDA target and churn rate targets. We were in compliance with these covenants as of March 31, 2017. As a result of paying the sublimit in full in April 2017, we were required to have a balance on deposit with EWB equal to 100% of the aggregate outstanding principal amount of the advances at that time. We complied with this covenant. For other information regarding the EWB credit facility, including how our borrowing base is determined, see “Note 4—Debt” to the Notes to Condensed Consolidated Financial Statements included in this report.

We have another financing arrangement with an equipment lender under which we may request funds to finance the purchase of certain capital equipment. The lender determines whether to extend such funds on a case-by-case basis, taking into account such factors as the lender considers relevant, including the amount outstanding under this financing arrangement. Through March 31, 2017, we borrowed $9,690,000 under this financing arrangement, and as of March 31, 2017, $1,302,000 remained outstanding. We currently do not expect the lender to lend any additional funds under this financing arrangement, and other than the EWB credit facility, we currently do not have any other source of debt financing. In addition, other than up to $2,000,000 in the aggregate that we may borrow for equipment financing with EWB’s consent, the EWB credit facility prohibits us from borrowing additional amounts from other lenders.

In connection with preparing the financial statement as of and for the three months ended March 31, 2017, we evaluated whether there are conditions and events, considered in the aggregate, that are known and reasonably knowable that would raise substantial doubt about our ability to continue as a going concern within one year after the date that such financial statements are issued. As a result of such evaluation, we believe we will have sufficient cash to meet our operating cash requirements and to fulfill our debt obligations for at least the next twelve months from the issuance date of such financial statements. To increase the likelihood that we will be able to successfully execute our operating and strategic plan and to position us to better take advantage of market opportunities for growth, we are continuing to evaluate additional financing alternatives, including additional equity financings and alternative sources of debt. If our cash and cash equivalents are not sufficient to meet future cash requirements, we may be required to reduce planned capital expenses, reduce operational cash uses or raise capital on terms that are not as favorable to us as they otherwise might be. Any actions we may undertake to reduce planned capital purchases or reduce expenses may be insufficient to cover shortfalls in available funds. If we require additional capital, we may be unable to secure additional financing on terms that are acceptable to us, or at all.

Working Capital

As of March 31, 2017, we had working capital (current assets in excess of current liabilities) of $1,113,000 compared to working capital of $4,019,000 as of December 31, 2016. The following table shows our change in working capital from December 31, 2016 to March 31, 2017.

Increase (Decrease)
Working capital as of December 31, 2016	$4,019,000
Changes in current assets:
Cash and cash equivalents	427,000
Accounts receivable, net of allowance	837,000
Site equipment to be installed	(430,000)
Prepaid expenses and other current assets	139,000
Change in total current assets	973,000
Changes in current liabilities:
Accounts payable	266,000
Accrued compensation	(541,000)
Accrued expenses	(136,000)
Sales taxes payable	(41,000)
Income taxes payable	(21,000)
Current portion of long-term debt	4,318,000
Current portion of obligations under capital leases	-
Deferred revenue	(22,000)
Other current liabilities	56,000
Change in total current liabilities	3,879,000
Net change in working capital	(2,906,000)
Working capital as of March 31, 2017	$1,113,000

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying consolidated statements of cash flows, are summarized as follows:

	For the three months ended March 31,
	2017	2016
Cash provided by (used in):
Operating activities	$(466,000)	$(504,000)
Investing activities	(249,000)	(276,000)
Financing activities	1,135,000	1,053,000
Effect of exchange rates	7,000	53,000
Net increase in cash and cash equivalents	$427,000	$326,000

Net cash used in operating activities. The $38,000 decrease in cash used in operating activities was due to a net decrease in net loss of $915,000, after giving effect to adjustments made for non-cash transactions, offset by an increase in operating assets and liabilities of $877,000 primarily due to an increase in accounts receivable during the three months ended March 31, 2017 compared to the same period in 2016. The increase in accounts receivable is primarily due to a one-time payment related to a supply chain matter that was resolved in exchange for such payment and which we do not expect to receive again

We expect site equipment to be installed to increase in the second and third quarters of 2017 from the first quarter 2017 as we invest in inventory to prepare to expand our relationship with Buffalo Wild Wings and to support that expansion.

Our largest use of cash is payroll and related costs. Cash used for payroll and related costs increased $227,000 to $2,964,000 for the three months ended March 31, 2017 from $2,737,000 during the same period in 2016.

Our primary source of cash is cash we generate from customers. Cash received from customers decreased $280,000 to $5,669,000 for the three months ended March 31, 2017 from $5,949,000 during the same period in 2016. This decrease was primarily a result of decreased revenue during the three months ended March 31, 2017 when compared to the same period in 2016.

Net cash used in investing activities. The $27,000 decrease in cash used in investing activities was primarily due to a decrease in capital expenditures offset by increased software development expenditures.

Net cash provided by financing activities. The $82,000 increase in cash provided by financing activities is primarily attributable to the following:

●	During the three months ended March 31, 2017, we received net proceeds of $1,554,000 from our common stock offering in March 2017; there was no similar event during the same period in 2016; and

●	During the three months ended March 31, 2017, our payments on long-term debt decreased by $676,000 compared to the same period in 2016.

RECENT ACCOUNTING PRONOUNCEMENTS

We have considered all recent accounting pronouncements issued since the last audit of our consolidated financial statements, and believe that these recent pronouncements will not have a material effect on our consolidated financial statements.

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

An investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2016 together with all other information contained or incorporated by reference in this report before you decide to invest in our common stock. If any of the risks described in this report or in our annual report occur, our business, financial condition, results of operations and our future growth prospects could be materially and adversely affected. Under these circumstances, the trading price of our common stock could decline, and you may lose all or part of your investment. As of the date of this report, we do not believe that there have been any material changes to the risk factors previously disclosed in our annual report other than as stated below.

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

Under Section 1003(a)(i) of the Company Guide, the NYSE MKT will normally consider suspending dealings in, or removing from the list, securities of an issuer which has stockholders’ equity of less than $2 million if such issuer has sustained losses from continuing operations and/or net losses in two of its three most recent fiscal years. We had net losses in two of our three most recent fiscal years ended December 31, 2015. Our stockholders’ equity at September 30, 2016 was $1.8 million, and accordingly, we were below compliance with Section 1003(a)(i), as well. However, we raised approximately $2.7 million in the offering we closed in November 2016, and our stockholders’ equity at December 31, 2016 was approximately $4.1 million.

The listing of our common stock on the NYSE MKT is being continued during the plan period. The NYSE Regulation staff reviews us periodically for compliance with initiatives outlined in our plan. We have continued to make progress consistent with our plan during the plan period, however, our stockholders’ equity was less than $6.0 million at March 31, 2017. If we are not in compliance with the listing requirements with which we are currently not in compliance by May 13, 2017 or if we do not make progress consistent with our plan during the plan period, NYSE Regulation staff will initiate delisting proceedings as appropriate. After giving effect to the offering that closed on April 28, 2017, we believe we will have regained compliance with Sections 1003 (a)(i), (ii) and (iii) of the Company Guide, however determination of whether we have regained such compliance will be made by NYSE Regulation and will be publicly disclosed by us. If it is determined that we have not regained such compliance, we will continue to explore options to address our non-compliance, including by raising additional capital through additional equity financings. We can give no assurances that we will be able to address our non-compliance with the NYSE MKT continued listing standards or, even if we do, that we will be able to maintain the listing of our common stock on the NYSE MKT. Our common stock could be delisted because we do not make progress consistent with our plan during the plan period, because we do not regain compliance by May 13, 2017, or because we fall below compliance with other NYSE MKT listing standards. In addition, we may determine to pursue business opportunities or grow our business at levels or on timelines that reduces our stockholders’ equity below the level required to maintain compliance with NYSE MKT continued listing standards. The delisting of our common stock for whatever reason could, among other things, substantially impair our ability to raise additional capital; result in a loss of institutional investor interest and fewer financing opportunities for us; and/or result in potential breaches of representations or covenants of our warrants or other agreements pursuant to which we made representations or covenants relating to our compliance with applicable listing requirements. Claims related to any such breaches, with or without merit, could result in costly litigation, significant liabilities and diversion of our management’s time and attention and could have a material adverse effect on our financial condition, business and results of operations. In addition, the delisting of our common stock for whatever reason may materially impair our stockholders’ ability to buy and sell shares of our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not Applicable

Item 5.	Other Information.

None

Item 6.	Exhibits.

The list of exhibits required to be filed as exhibits to this report is listed in the “Exhibit Index,” which is incorporated herein by reference, and which is immediately after the signature page to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NTN BUZZTIME, INC.

Date: May 4, 2017	By:	/s/ Allen Wolff
Allen Wolff
Chief Financial Officer and Executive Vice President
(on behalf of the Registrant, and as its Principal Financial Officer)

Exhibit Index

Exhibit	Description	Incorporated By Reference

3.1	Restated Certificate of Incorporation	Exhibit to Form 10-Q filed on August 14, 2013
3.2	Certificate of Amendment to the Restated Certificate of Incorporation	Exhibit to Form 8-K filed on June 17, 2016
3.3	Certificate of Decrease of the Series A Convertible Preferred Stock	Exhibit to Form 8-K filed on April 12, 2017
3.4	Bylaws of the Company, as amended	Exhibit to Form 10-K filed on March 26, 2008
10.1*	Amendment 1 to the NTN Buzztime, Inc. Executive Incentive Plan for Eligible Employees of NTN Buzztime, Inc. Fiscal Year 2016 dated March 10, 2017.	Exhibit to Form 8-K filed on March 13, 2017
10.2*	The NTN Buzztime, Inc. Executive Incentive Plan for Eligible Employees of NTN Buzztime, Inc. Fiscal Year 2017 dated March 10, 2017.	Exhibit to Form 8-K filed on March 13, 2017
10.3	Third Amendment to the Loan and Security Agreement by and between East West Bank and NTN Buzztime, Inc. dated February 28, 2017.	Exhibit to Form 8-K filed on March 3, 2017
10.4	Subscription Agreement between NTN Buzztime, Inc. and the purchaser parties thereto.	Exhibit to Form 8-K filed on March 27, 2017
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1#	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2#	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

*	Management Contract or Compensatory Plan

#	This certification is being furnished solely to accompany this report pursuant to U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated herein by reference into any filing of the Company whether made before or after the date hereof, regardless of any general incorporation language in such filing.

