Form 10-Q
period 2017-06-30
NTN BUZZTIME INC
filed 2017-08-04
CIK 748592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 2, 2017 the registrant had outstanding 2,515,533 shares of common stock, $.005 par value per share.

NTN BUZZTIME, INC. AND SUBSIDIARIES

FORM 10-Q

PART I

Item 1. Financial Statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amount)

(unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$6,834	$5,686
Accounts receivable, net of allowances of $505 and $376, respectively	761	928
Income taxes receivable	7	-
Site equipment to be installed	2,463	2,998
Prepaid expenses and other current assets	2,158	1,050
Total current assets	12,223	10,662
Fixed assets, net	3,159	3,101
Software development costs, net of accumulated amortization of $2,742 and $2,641, respectively	1,228	970
Deferred costs	850	904
Goodwill	968	937
Intangible assets, net	4	29
Other assets	100	92
Total assets	$18,532	$16,695

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,022	$247
Accrued compensation	738	1,060
Accrued expenses	438	697
Sales taxes payable	95	142
Income taxes payable	-	4
Current portion of long-term debt (Note 4)	5,196	2,988
Current portion of obligations under capital leases	156	155
Current portion of deferred revenue	3,836	1,059
Other current liabilities	165	291
Total current liabilities	11,646	6,643
Long-term debt (Note 4)	264	5,123
Long-term obligations under capital leases	181	259
Long-term deferred revenue	111	219
Deferred rent	281	371
Other liabilities	15	12
Total liabilities	12,498	12,627
Commitments and contingencies

Shareholders’ Equity:
Series A convertible preferred stock, $.005 par value, 156 and 5,000 shares designated at June 30, 2017 and December 31, 2016, respectively; $156 liquidation preference and 156 shares issued and outstanding at June 30, 2017 and December 31, 2016 (Note 3)	1	1
Common stock, $.005 par value, 15,000 and 168,000 shares authorized at June 30, 2017 and December 31, 2016, respectively; 2,513 and 2,261 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively (Note 3)	13	11
Treasury stock, at cost, 10 shares at June 30, 2017 and December 31, 2016	(456)	(456)
Additional paid-in capital	134,485	132,315
Accumulated deficit	(128,288)	(128,026)
Accumulated other comprehensive income	279	223
Total shareholders’ equity	6,034	4,068
Total liabilities and shareholders’ equity	$18,532	$16,695

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Subscription revenue	$4,232	$4,355	$8,458	$8,729
Sales-type lease revenue	223	301	408	697
Other revenue	1,094	751	1,914	1,463
Total Revenue	5,549	5,407	10,780	10,889
Operating expenses:
Direct operating costs (includes depreciation and amortization of $465 and $620 for the three months ended June 30, 2017 and 2016, respectively, and $956 and $1,263 for the six months ended June 30, 2017 and 2016, respectively)	1,631	1,840	3,474	3,876
Selling, general and administrative	3,858	4,153	7,992	8,353
Depreciation and amortization (excluding depreciation and amortization included in direct operating costs)	86	110	174	224
Total operating expenses	5,575	6,103	11,640	12,453
Operating loss	(26)	(696)	(860)	(1,564)
Other (expense) income, net	(132)	(149)	618	(303)
Loss before income taxes	(158)	(845)	(242)	(1,867)
Provision for income taxes	(6)	(5)	(12)	(24)
Net loss	$(164)	$(850)	$(254)	$(1,891)

Net loss per common share - basic and diluted	$(0.07)	$(0.46)	$(0.11)	$(1.03)

Weighted average shares outstanding - basic and diluted (Note 2)	2,494	1,839	2,375	1,839

Comprehensive loss
Net loss	$(164)	$(850)	$(254)	$(1,891)
Foreign currency translation adjustment	41	2	56	115
Total comprehensive loss	$(123)	$(848)	$(198)	$(1,776)

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six months ended June 30,
	2017	2016
Cash flows provided by operating activities:
Net loss	$(254)	$(1,891)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,130	1,487
Provision for doubtful accounts	40	24
Excess and obsolete site equipment to be installed expense	24	27
Stock-based compensation	234	223
Amortization of debt issuance costs	26	18
Issuance of common stock in lieu of cash for bonus compensation	164	-
Impairment of capitalized software	4	-
Loss from disposition of equipment	6	6
Changes in assets and liabilities:
Accounts receivable	127	254
Site equipment to be installed	(218)	265
Prepaid expenses and other assets	(1,121)	131
Accounts payable and accrued liabilities	148	(254)
Income taxes	(12)	(10)
Deferred costs	55	141
Deferred revenue	2,669	27
Deferred rent	(90)	(81)
Other liabilities	(126)	(354)
Net cash provided by operating activities	2,806	13
Cash flows used in investing activities:
Capital expenditures	(339)	(291)
Software development expenditures	(362)	(175)
Net cash used in investing activities	(701)	(466)
Cash flows (used in) provided by financing activities:
Proceeds from long-term debt	-	2,114
Payments on long-term debt	(2,651)	(1,311)
Debt issuance costs on long-term debt	(22)	(2)
Principal payments on capital lease	(77)	(42)
Net proceeds from issuance of common stock related to registered direct offering (Note 3)	1,773	-
Payments to cashed-out stockholders in connection with reverse/forward stock split	-	(3)
Payment of preferred stockholders dividends	(8)	(8)
Net cash (used in) provided by financing activities	(985)	748
Net increase in cash and cash equivalents	1,120	295
Effect of exchange rate on cash	28	53
Cash and cash equivalents at beginning of year	5,686	3,223
Cash and cash equivalents at end of year	$6,834	$3,571

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$303	$217

Income taxes	$33	$35

Supplemental disclosure of non-cash investing and financing activities:

Site equipment transferred to fixed assets	$729	$537

Site equipment transferred to other current assets	$-	$176

Equipment acquired under capital lease	$-	$22

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2016. The accompanying condensed balance sheet as of December 31, 2016 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2017, or any other period.

(2) Basic and Diluted Earnings Per Common Share

The Company computes basic and diluted earnings per common share in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 260, Earnings per Share. Basic earnings per share (“EPS”) excludes the dilutive effects of options, warrants and other convertible securities. Diluted EPS reflects the potential dilution of securities that could share in the Company’s earnings. The total number of shares of the Company’s common stock subject to options, warrants, and convertible preferred stock that were excluded from computing diluted net loss per common share was approximately 394,000 and 457,000 shares as of June 30, 2017 and 2016, respectively, as their effect was anti-dilutive.

(3) STOCKHOLDERS’ EQUITY

Reduction in Designated Shares of Series A Preferred Stock

The Company has only shares of one series of preferred stock issued and outstanding—the Series A Convertible Preferred Stock. As of April 10, 2017 and as of June 30, 2017, there were 156,112 shares of Series A Convertible Preferred Stock issued and outstanding. As previously reported, on April 10, 2017, the Company filed a certificate of decrease with the Secretary of State of the State of Delaware with respect to the Series A Convertible Preferred Stock for the purpose of decreasing the number of shares of such stock authorized for issuance from 5,000,000 to 156,112. The effective date of the filing was April 10, 2017.

Reduction in Authorized Shares

At the Company’s annual meeting of stockholders held on June 8, 2017, the Company’s stockholders approved an amendment to its restated certificate of incorporation to reduce the number of the Company’s authorized shares from 178,000,000, consisting of 168,000,000 shares of common stock and 10,000,000 shares of preferred stock, to 16,000,000, consisting of 15,000,000 shares of common stock and 1,000,000 shares of preferred stock.

Registered Direct Offerings

On April 25, 2017, the Company entered into a subscription agreement with certain investors relating to the issuance and sale of shares of the Company’s common stock at a purchase price of $7.78 per share, which was the closing price of its common stock on April 25, 2017. The offering closed on April 28, 2017. The Company sold 29,566 shares of its common stock and received net proceeds of approximately $0.2 million, after deducting offering expenses.

On March 27, 2017, the Company entered into a subscription agreement with certain investors relating to the issuance and sale of shares of the Company’s common stock at a purchase price of $7.85 per share, which was the closing price of its common stock on March 24, 2017. The offering closed on March 31, 2017. The Company sold 200,000 shares of its common stock and received net proceeds of approximately $1,554,000, after deducting offering expenses.

The Company intends to use the net proceeds of the offerings for general corporate purposes, which may include working capital, general and administrative expenses, capital expenditures and implementation of its strategic priorities.

The shares in both offerings were offered and sold pursuant to the Company’s effective shelf registration statement on Form S-3 (Registration Statement No. 333-215271) filed with the Securities and Exchange Commission on December 22, 2016 and declared effective by the SEC on February 2, 2017, and the base prospectus included therein, as supplemented by a prospectus supplement filed with the SEC in connection with the takedown relating to the offerings.

Stock-based Compensation

The Company’s stock-based compensation plans include the NTN Buzztime, Inc. 2004 Performance Incentive Plan (the “2004 Plan”), the NTN Buzztime, Inc. Amended 2010 Performance Incentive Plan (the “Amended 2010 Plan”) and the NTN Buzztime, Inc. 2014 Inducement Plan (the “2014 Plan”). The 2004 Plan expired in September 2009. From and after the date it expired, no awards could be granted under that plan and all awards that had been granted under that plan before it expired are governed by that plan until they are exercised or expire in accordance with that plan’s terms. The Amended 2010 Plan provides for the grant of up to 240,000 share-based awards and expires in February 2020. As of June 30, 2017, approximately 105,000 share-based awards were available to be issued under the Amended 2010 Plan. The 2014 Plan, which provides for the grant of up to 85,000 share-based awards to a new employee as an inducement material to the new employee entering into employment with the Company, was approved by the nominating and corporate governance/compensation committee of the Company’s board of directors (the “Committee”) in September 2014 in connection with the appointment of Ram Krishnan as the Company’s Chief Executive Officer. As of June 30, 2017, there were no share-based awards available to be granted under the 2014 Plan. The Company’s stock-based compensation plans are administered by the Committee, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures, if any, and other provisions of the award.

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

The following weighted-average assumptions were used for grants issued during the three and six months ended June 30, 2017 and 2016 under the ASC No. 718 requirements.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Weighted average risk-free rate	1.61%	1.16%	1.62%	1.20%
Weighted average volatility	114.33%	111.27%	114.70%	111.02%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected life	7.38 years	6.29 years	7.25 years	6.17 years

ASC No. 718 requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeiture rates differ from those estimates. Forfeitures were estimated based on historical activity for the Company. Stock-based compensation expense for the three months ended June 30, 2017 and 2016 was $117,000 and $110,000, respectively, and $234,000 and $223,000 for the six months ended June 30, 2017 and 2016, respectively, and is expensed in selling, general and administrative expenses and credited to additional paid-in-capital. The Company granted stock options to purchase approximately 2,000 and 20,000 shares of common stock during the three months ended June 30, 2017 and 2016, respectively, and stock options to purchase approximately 4,000 and 35,000 shares of common stock during the six months ended June 30, 2017 and 2016, respectively. No options were exercised during either of the three and six months ended June 30, 2017 or 2016.

(4) DEBT

Revolving Line of Credit

In April 2015, the Company entered into a loan and security agreement with East West Bank, or EWB, which was amended in March 2016, December 2016 and February 2017. The Company refers to the loan and security agreement as amended in March 2016, December 2016 and February 2017 as the EWB credit facility. Under the EWB credit facility, the Company may request advances in an aggregate outstanding amount at any time up to the lesser of (a) $7,500,000, which the Company refers to as the revolving line, or (b) the sum of $2,000,000 (which the Company refers to as the “sublimit”) plus the amount equal to its borrowing base, in each case, less the aggregate outstanding principal amount of prior advances. On June 15, 2017, the sublimit became zero. Advances bear interest, at the Company’s option, at the rate of either (A) a variable rate per annum equal to the prime rate as set forth in The Wall Street Journal plus 3.25% (which decreases to 1.75% at the earlier of June 15, 2017 or such time the Company pays off in full in cash the $2.0 million sublimit), or (B) at a fixed rate per annum equal to the LIBOR Rate for the interest period for the advance plus 6.00% (which, after the Company repaid the sublimit in April 2017, decreased to 4.50% on all amounts then outstanding and on any subsequent borrowings). So long as there is no event of default, the Company may make a one-time request to increase the revolving line by up to $2,500,000, which EWB may accept or decline. All advances are due on January 15, 2018. The Company uses the proceeds available under this credit facility to fund strategic growth initiatives and for general working capital purposes.

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

As of June 30, 2017, the Company borrowed $6,500,000 in the aggregate under the EWB credit facility, of which $4,450,000 remained outstanding after paying in full the $2,000,000 outstanding under the sublimit in April 2017 and $50,000 on the revolving line. The remaining $4,450,000 is recorded in current portion of long-term debt on the accompanying consolidated balance sheet. As of June 30, 2017, and based on our borrowing base calculated as of that date, approximately $50,000 was available to borrow. As a result of paying the sublimit in full, the Company was required to have a balance on deposit with EWB equal to 100% of the aggregate outstanding principal amount of the advances at that time, and the Company complied with this covenant. The Company was also in compliance with all other covenants as of June 30, 2017.

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

Equipment Notes Payable

In May 2013, the Company entered into a financing arrangement with a lender under which the Company may borrow funds to purchase certain equipment. Initially, the maximum amount the Company could borrow under this financing arrangement was $500,000. Over time, the lender increased that maximum amount, and as of June 30, 2017, the maximum amount was $9,690,000, all of which has been borrowed.

As of June 30, 2017, approximately $1,010,000 of principal remained outstanding under this financing arrangement, of which $746,000 is recorded in current portion of long-term debt on the accompanying consolidated balance sheet.

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

(5) ACCUMULATED OTHER COMPREHENSIVE INCOME

The United States dollar is the Company’s functional currency, except for its operations in Canada where the functional currency is the Canadian dollar. The financial position and results of operations of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. In accordance with ASC No. 830, Foreign Currency Matters, revenues and expenses of the Company’s foreign subsidiaries have been translated into U.S. dollars at weighted average exchange rates prevailing during the period, and the assets and liabilities of such subsidiaries have been translated at the period end exchange rate. Accumulated other comprehensive income includes the accumulated gains or losses from these foreign currency translation adjustments. As of June 30, 2017 and December 31, 2016, $279,000 and $223,000 of foreign currency translation adjustments were recorded in accumulated other comprehensive income, respectively.

(6) RECENT ACCOUNTING PRONOUNCEMENTS

In July 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present EPS in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 (which is January 1, 2019 for the Company). Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company does not expect the adoption of ASU 2017-09 to have a material impact on its consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This update is effective for annual reporting periods beginning after December 15, 2017 (which is January 1, 2018 for the Company). Early adoption is permitted. The Company does not expect the adoption of ASU 2017-09 to have a material impact on its consolidated financial statements and related disclosures.

(7) CONCENTRATIONS OF RISK

Significant Customer

For the three months ended June 30, 2017 and 2016, the Company generated approximately $2,379,000 and $2,173,000, respectively, of total revenue from Buffalo Wild Wings corporate-owned restaurants and its franchisees, which represented approximately 43% and 40% of total revenue for those periods, respectively. For the six months ended June 30, 2017 and 2016, the Company generated approximately $4,484,000 and $4,465,000, respectively, of total revenue from Buffalo Wild Wings corporate-owned restaurants and its franchisees, which represented approximately 42% and 41% of total revenue for those periods, respectively. As of June 30, 2017 and December 31, 2016, approximately $254,000 and $261,000, respectively, was included in accounts receivable from Buffalo Wild Wings corporate-owned restaurants and its franchisees.

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

As of June 30, 2017, approximately $485,000 was included in accounts payable or accrued expenses for the tablet equipment purchased from its sole supplier. There were no amounts outstanding in accounts payable or accrued expenses as of December 31, 2016 related to the sole supplier.

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

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to the accompanying unaudited condensed consolidated financial statements and notes, included in Item 1 of this Quarterly Report on Form 10-Q, to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. Our discussion is organized as follows:

●	Overview and Highlights. This section provides a general description of our business and significant events and transactions that we believe are important in understanding our financial condition and results of operations.

●	Critical Accounting Policies. This section provides a listing of our significant accounting policies, including any material changes in our critical accounting policies, estimates and judgments during the three and six months ended June 30, 2017 from those described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2016.

●	Results of Operations. This section provides an analysis of our results of operations presented in the accompanying unaudited condensed consolidated statements of operations by comparing the results for the three and six months ended June 30, 2017 to the results for the three and six months ended June 30, 2016.

●	Liquidity and Capital Resources. This section provides an analysis of our historical cash flows, as well as our future capital requirements.

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

Over 136 million games were played on our network during 2016, and as of June 30, 2017, approximately 55% of our network subscriber venues are affiliated with national and regional restaurant brands, including Buffalo Wild Wings, Buffalo Wings & Rings, Old Chicago, Native Grill & Wings, Houlihans, Beef O’Brady’s, Boston Pizza, and Arooga’s.

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

Also as previously reported, in a registered direct offering that closed on March 31, 2017, we sold 200,000 shares of our common stock and received net proceeds of approximately $1,554,000, after deducting offering expenses.

We are using and will continue to use the net proceeds of the offerings for general corporate purposes, which may include working capital, general and administrative expenses, capital expenditures and implementation of our strategic priorities.

Regained Compliance with NYSE American (formerly NYSE MKT) Continued Listing Standards

On May 12, 2017, and as previously reported, we received a letter from NYSE Regulation Inc. notifying us that we have regained compliance with Sections 1003(a)(ii) and (iii) of the NYSE American Company Guide. As previously reported, NYSE Regulation previously notified us that we were not in compliance with Section 1003(a)(iii) because we reported stockholders’ equity of less than $6 million as of September 30, 2015 and had net losses in five of our most recent fiscal years ended December 31, 2014 and that we were not in compliance with Section 1003(a)(ii) because we reported stockholders’ equity of less than $4 million as of December 31, 2015 and had net losses in three of our four most recent fiscal years ended December 31, 2015.

We will continue to be subject to NYSE Regulations’ normal monitoring. In accordance with Section 1009(h) of the Company Guide, if we are again determined to be below any of the continued listing standards within twelve months of May 12, 2017, NYSE Regulation will examine the relationship between the two incidents of noncompliance and re-evaluate our method of financial recovery from the first incident. NYSE Regulation will then take appropriate action, which, depending on the circumstances, may include truncating the compliance procedures described in Section 1009 of the Company Guide or immediately initiating delisting proceedings.

Our Strategy and Current Highlights

Below is a discussion of our strategy and highlights of accomplishments and milestones achieved during 2017:

Scale digital menu and payment functionality. We are heavily focused on delivering digital menu and payment functionality on the tablet platform, which we believe will improve the operational and marketing value of our product offering. This expanded functionality will help us deliver an enhanced guest experience. Rolling out this functionality will be a key focus for us in 2017. In March 2017, we announced that we have expanded our relations with Buffalo Wild Wings, who chose us to be its provider of digital menu, order, and payment functionality, and during the second quarter, we have continued making progress on the software integration. We expect our inventory balances to increase as we prepare to expand and support this relationship, and we expect to begin deploying this functionality in the fourth quarter of 2017 or in the first quarter of 2018.

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

Expand revenue opportunities. We intend to grow the consumer audience by engaging them more with improved entertainment experiences and providing premium content that we can monetize through direct payment. In addition, we have been researching and testing our services within adjacent markets, such as senior centers, car dealerships and casinos, and during the second quarter of 2017, we entered into a licensing agreement with Scientific Games to license our trivia games for installation on casino slot machines. We will earn a per game license fee for each slot machine that has one of our trivia games installed on it. We are excited about this opportunity, but are unable to estimate how many games will be installed, if any, or when. We also continue to monetize the network through local and national advertising revenue streams.

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

There have been no material changes in our critical accounting policies, estimates and judgments during the three and six months ended June 30, 2017 from those described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2016.

RESULTS OF OPERATIONS

Three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016

We generated a net loss of $164,000 and $254,000 for the three and six months ended June 30, 2017, respectively, compared to a net loss of $850,000 and $1,891,000 for the three and six months ended June 30, 2016, respectively.

Revenue

The table below summarizes the type and amount of revenue we generated for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,
	2017		2016
	$	% of Total Revenue	$	% of Total Revenue	$ Change	% Change
Subscription revenue	4,232,000	76.3%	4,355,000	80.5%	(123,000)	(2.8)%
Sales-type lease revenue	223,000	4.0%	301,000	5.6%	(78,000)	(25.9)%
Other revenue	1,094,000	19.7%	751,000	13.9%	343,000	45.7%
Total	5,549,000	100.0%	5,407,000	100.0%	142,000	2.6%

	Six months ended June 30,
	2017		2016
	$	% of Total Revenue	$	% of Total Revenue	$ Change	% Change
Subscription revenue	8,458,000	78.5%	8,729,000	80.2%	(271,000)	(3.1)%
Sales-type lease revenue	408,000	3.8%	697,000	6.4%	(289,000)	(41.5)%
Other revenue	1,914,000	17.7%	1,463,000	13.4%	451,000	30.8%
Total	10,780,000	100.0%	10,889,000	100.0%	(109,000)	(1.0)%

Subscription revenue decreased for the three and six months ended June 30, 2017 primarily due to lower average site count when compared to the same periods in 2016. During the three and six months ended June 30, 2017, equipment lease revenue recognized under sales-type lease arrangements decreased due to fewer installations of our BEOND platform for certain customers under sales-type lease arrangements when compared to the same periods in 2016. Equipment lease revenue is recognized when we lease the equipment. The equipment lease revenue is a one-time payment that covers the lease of the equipment for three-years, after which the lessee may purchase the equipment for a nominal fee or lease new equipment. We expect the amount of equipment lease revenue to continue fluctuating in correlation with customer contracts under sales-type lease arrangements. Other revenue increased for the three and six months ended June 30, 2017 due primarily to an increase in non-recurring professional services, premium games revenue, advertising and our live hosted events when compared to the same periods in 2016.

Geographic breakdown of our network subscribers is as follows:

	Network Subscribers as of June 30,
	2017	2016
United States	2,628	2,697
Canada	140	162
Total	2,768	2,859

Direct Costs and Gross Margin

A comparison of direct costs and gross margin for the three and six months ended June 30, 2017 and 2016 is shown in the table below:

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Revenues	$5,549,000	$5,407,000	$10,780,000	$10,889,000
Direct Costs	1,631,000	1,840,000	3,474,000	3,876,000
Gross Margin	$3,918,000	$3,567,000	$7,306,000	$7,013,000

Gross Margin Percentage	71%	66%	68%	64%

The decrease in direct costs for the three and six months ended June 30, 2017 compared to the same periods in 2016 was primarily due to decreased equipment expense of approximately $126,000 and $135,000, respectively, related to lower sale-type lease revenue offset by increased repair expense related to our second generation tablet cases, decreased depreciation expense for capitalized site equipment and software development programs of $156,000 and $307,000, respectively, and decreased service provider fees of $113,000 and $183,000, respectively. These decreases were offset by an increase in freight expense of approximately $97,000 and $179,000, respectively, and other miscellaneous expenses of $89,000 and $44,000, respectively, for the three and six months ended June 30, 2017 when compared to the same period in 2016. At this time, we believe we have addressed the challenges we experienced in the past with our Gen II tablet platform equipment for which we previously recognized repair expense.

Operating Expenses

	For the three months ended June 30,			For the six months ended June 30,
	2017	2016	Change	2017	2016	Change
Selling, general and administrative	$3,858,000	$4,153,000	$(295,000)	$7,992,000	$8,353,000	$(361,000)
Depreciation and amortization (non-direct)	$86,000	$110,000	$(24,000)	$174,000	$224,000	$(50,000)

Selling, General and Administrative Expenses

The decrease in selling, general and administrative expenses for the three months ended June 30, 2017 was primarily due to decreased marketing expense of approximately $82,000, decreased payroll and related expense of $57,000, decreased shareholder relations expense of $55,000, decreased equipment expense of $48,000 and other miscellaneous decreases of $53,000 when compared to the same period in 2016.

The decrease in selling, general and administrative expenses for the six months ended June 30, 2017 was primarily due to decreased marketing expense of approximately $138,000, decreased payroll and related expense of $80,000, decreased shareholder relations expense of $61,000, decreased occupancy fees of $48,000 and decreased equipment expense of $34,000.

We expect selling, general and administrative expenses for the second half of 2017 to be consistent with the first half of 2017, and we anticipate that selling, general and administrative expenses will be approximately $16.0 million for the full year 2017.

Depreciation and Amortization Expense

The decrease in depreciation and amortization expense for the three and six months ended June 30, 2017 compared to the same periods in 2016 is primarily due to assets becoming fully depreciated or amortized sooner than we are replenishing with new assets.

Other Income (Expense), Net

	For the three months ended June 30,		Increase in	For the six months ended June 30,		Increase in
	2017	2016	expense, net	2017	2016	income net
Total other (expense) income, net	$(132,000)	$(149,000)	$17,000	$618,000	$(303,000)	$921,000

The decrease in other expense, net for the three months ended June 30, 2017 was primarily due to less interest expense due to less outstanding long-term debt when compared to the same period in 2016. For the six months ended June 30, 2017, the increase in total other income, net is primarily due to a one-time payment from a supplier. The one-time payment related to a supply chain matter that was resolved in exchange for such payment and which we do not expect to receive again.

Income Taxes

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Provision for income taxes	$(6,000)	$(5,000)	$(12,000)	$(24,000)

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

The reconciliation of our consolidated net loss calculated in accordance with GAAP to EBITDA for the three and six months ended June 30, 2017 and 2016 is shown in the table below. EBITDA should not be considered as substitutes for, or superior to, net loss calculated in accordance with GAAP.

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Net loss per GAAP	$(164,000)	$(850,000)	$(254,000)	$(1,891,000)
Interest expense, net	123,000	153,000	282,000	280,000
Income tax provision	6,000	5,000	12,000	24,000
Depreciation and amortization	551,000	730,000	1,130,000	1,487,000
EBITDA	516,000	38,000	1,170,000	(100,000)

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2017, we had cash and cash equivalents of $6,834,000 compared to $5,686,000 as of December 31, 2016. Cash and cash equivalents as of June 30, 2017 includes a prepayment from Buffalo Wild Wings for equipment and services to be delivered in the future, which is included in deferred revenue in our consolidated balance sheet.

In a registered direct offering that closed on April 28, 2017, we sold 29,566 shares of our common stock and received net proceeds of approximately $219,000, after deducting offering expenses. Also, in a registered direct offering that closed on March 31, 2017, we sold 200,000 shares of our common stock and received net proceeds of approximately $1,554,000, after deducting offering expenses. We are using and will continue to use the net proceeds of the offerings for general corporate purposes, which may include working capital, general and administrative expenses, capital expenditures and implementation of our strategic priorities.

As of June 30, 2017, we borrowed $6,500,000 in the aggregate under the EWB credit facility, of which $4,450,000 remained outstanding after paying in full the $2,000,000 outstanding under the sublimit in April 2017 and $50,000 on the revolving line. The remaining $4,450,000 is recorded in current portion of long-term debt on the accompanying consolidated balance sheet. As of June 30, 2017 and based on our borrowing base calculated as of that date, approximately $50,000 was available to borrow. All advances are due on January 15, 2018. Under the EWB credit facility, we are required to meet a minimum adjusted EBITDA target and churn rate targets. We were in compliance with these covenants as of June 30, 2017. As a result of paying the sublimit in full in April 2017, we were required to have a balance on deposit with EWB equal to 100% of the aggregate outstanding principal amount of the advances at that time. We complied with this covenant. For other information regarding the EWB credit facility, including how our borrowing base is determined, see “Note 4—Debt” to the Notes to Condensed Consolidated Financial Statements included in this report.

We have another financing arrangement with an equipment lender under which we may request funds to finance the purchase of certain capital equipment. The lender determines whether to extend such funds on a case-by-case basis, taking into account such factors as the lender considers relevant, including the amount outstanding under this financing arrangement. Through June 30, 2017, we borrowed $9,690,000 under this financing arrangement, and as of June, 2017, $1,010,000 remained outstanding. We currently do not expect the lender to lend any additional funds under this financing arrangement, and other than the EWB credit facility, we currently do not have any other source of debt financing. In addition, other than up to $2,000,000 in the aggregate that we may borrow for equipment financing with EWB’s consent, the EWB credit facility prohibits us from borrowing additional amounts from other lenders.

In connection with preparing the financial statement as of and for the three and six months ended June 30, 2017, we evaluated whether there are conditions and events, considered in the aggregate, that are known and reasonably knowable that would raise substantial doubt about our ability to continue as a going concern within one year after the date that such financial statements are issued. As a result of such evaluation, we believe we will have sufficient cash to meet our operating cash requirements and to fulfill our debt obligations for at least the next twelve months from the issuance date of such financial statements. To increase the likelihood that we will be able to successfully execute our operating and strategic plan and to position us to better take advantage of market opportunities for growth, we are continuing to evaluate additional financing alternatives, including additional equity financings and alternative sources of debt. If our cash and cash equivalents are not sufficient to meet future cash requirements, we may be required to reduce planned capital expenses, reduce operational cash uses or raise capital on terms that are not as favorable to us as they otherwise might be. Any actions we may undertake to reduce planned capital purchases or reduce expenses may be insufficient to cover shortfalls in available funds. If we require additional capital, we may be unable to secure additional financing on terms that are acceptable to us, or at all.

Working Capital

As of June 30, 2017, we had working capital (current assets in excess of current liabilities) of $577,000 compared to working capital of $4,019,000 as of December 31, 2016. The following table shows our change in working capital from December 31, 2016 to June 30, 2017.

Increase (Decrease)
Working capital as of December 31, 2016	$4,019,000
Changes in current assets:
Cash and cash equivalents	1,148,000
Accounts receivable, net of allowance	(167,000)
Income taxes receivable	7,000
Site equipment to be installed	(535,000)
Prepaid expenses and other current assets	1,108,000
Change in total current assets	1,561,000
Changes in current liabilities:
Accounts payable	775,000
Accrued compensation	(322,000)
Accrued expenses	(259,000)
Sales taxes payable	(47,000)
Income taxes payable	(4,000)
Current portion of long-term debt	2,208,000
Current portion of obligations under capital leases	1,000
Deferred revenue	2,777,000
Other current liabilities	(126,000)
Change in total current liabilities	5,003,000
Net change in working capital	(3,442,000)
Working capital as of June 30, 2017	$577,000

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying consolidated statements of cash flows, are summarized as follows:

	For the six months ended June 30,
	2017	2016
Cash provided by (used in):
Operating activities	$2,806,000	$13,000
Investing activities	(701,000)	(466,000)
Financing activities	(985,000)	748,000
Effect of exchange rates	28,000	53,000
Net increase in cash and cash equivalents	$1,148,000	$348,000

Net cash provided by operating activities. The $2,793,000 increase in cash provided by operating activities was due to a net decrease in net loss of $1,637,000, after giving effect to adjustments made for non-cash transactions, and an increase in operating assets and liabilities of $1,314,000 primarily due to an increase in deferred revenue of $2,642,000, which was primarily related to a prepayment from Buffalo Wild Wings for equipment and services to be delivered in the future, partially offset by increased prepaid and other current assets of $1,252,000 primarily related to deposits on equipment purchases during the six months ended June 30, 2017 compared to the same period in 2016.

We expect site equipment to be installed to increase during the second half of 2017 from the first half of 2017 as we invest in inventory to prepare to expand our relationship with Buffalo Wild Wings and to support that expansion.

Our largest use of cash is payroll and related costs. Cash used for payroll and related costs decreased $31,000 to $5,345,000 for the six months ended June, 2017 from $5,376,000 during the same period in 2016.

Our primary source of cash is cash we generate from customers. Cash received from customers increased $3,442,000 to $15,274,000 for the six months ended June 30, 2017 from $11,831,000 during the same period in 2016. This increase was primarily related to a prepayment from Buffalo Wild Wings for equipment and services to be delivered in the future.

Net cash used in investing activities. The $235,000 increase in cash used in investing activities was primarily due to increased software development expenditures and capital expenditures.

Net cash (used in) provided by financing activities. The $1,733,000 increase in cash used in financing activities is primarily attributable to the following:

●	During the six months ended June 30, 2016, we received proceeds from long-term debt of $2,114,000; there was no similar event during the same period in 2017;

●	During the six months ended June 30, 2017, our payments on long-term debt increased by $1,340,000 compared to the same period in 2016; and

●	During the six months ended June 30, 2017, we received net proceeds of $1,773,000 from our common stock offerings in March 2017 and April 2017; there were no similar events during the same period in 2016.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present EPS in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 (which is January 1, 2019 for us). Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. We do not expect the adoption of ASU 2017-09 to have a material impact on our consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This update is effective for annual reporting periods beginning after December 15, 2017 (which is January 1, 2018 for us). Early adoption is permitted. We do not expect the adoption of ASU 2017-09 to have a material impact on our consolidated financial statements and related disclosures.

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

Although we have regained compliance with the continued listing standards of the NYSE American (formerly NYSE MKT) with which we were previously not compliant, if we are again determined to be non-compliant with any of its continued listing standards within twelve months of May 12, 2017, depending on the nature of such non-compliance, NYSE Regulation may truncate the compliance procedures available to us or immediately initiate delisting proceedings.

On May 12, 2017, as previously reported, we received a letter from NYSE Regulation Inc. notifying us that we have regained compliance with Sections 1003(a)(ii) and (iii) of the NYSE American Company Guide. As previously reported, NYSE Regulation previously notified us that we were not in compliance with Section 1003(a)(iii) because we reported stockholders’ equity of less than $6 million as of September 30, 2015 and had net losses in five of our most recent fiscal years ended December 31, 2014 and that we were not in compliance with Section 1003(a)(ii) because we reported stockholders’ equity of less than $4 million as of December 31, 2015 and had net losses in three of our four most recent fiscal years ended December 31, 2015.

We will continue to be subject to NYSE Regulations’ normal monitoring. In accordance with Section 1009(h) of the Company Guide, if we are again determined to be below any of the continued listing standards within twelve months of May 12, 2017, NYSE Regulation will examine the relationship between the two incidents of noncompliance and re-evaluate our method of financial recovery from the first incident. NYSE Regulation will then take appropriate action, which, depending on the circumstances, may include truncating the compliance procedures described in Section 1009 of the Company Guide or immediately initiating delisting proceedings.

We can give no assurances that we will be able to maintain the listing of our common stock on the NYSE American. Our common stock could be delisted because we fall below compliance with any NYSE American listing standards. In addition, we may determine to pursue business opportunities or grow our business at levels or on timelines that reduces our stockholders’ equity below the level required to maintain compliance with NYSE American continued listing standards. The delisting of our common stock for whatever reason could, among other things, substantially impair our ability to raise additional capital; result in a loss of institutional investor interest and fewer financing opportunities for us; and/or result in potential breaches of representations or covenants of our warrants or other agreements pursuant to which we made representations or covenants relating to our compliance with applicable listing requirements. Claims related to any such breaches, with or without merit, could result in costly litigation, significant liabilities and diversion of our management’s time and attention and could have a material adverse effect on our financial condition, business and results of operations. In addition, the delisting of our common stock for whatever reason may materially impair our stockholders’ ability to buy and sell shares of our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock.

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

NTN BUZZTIME, INC.

Date: August 4, 2017	By:	/s/ Allen Wolff
Allen Wolff
Chief Financial Officer and Executive Vice President
(on behalf of the Registrant, and as its Principal Financial Officer)

Exhibit Index

Exhibit	Description	Incorporated By Reference

3.1(a)	Restated Certificate of Incorporation	Exhibit to Form 10-Q filed on August 14, 2013

3.1(b)	Certificate of Amendment to the Restated Certificate of Incorporation (reverse/forward split)	Exhibit to Form 8-K filed on June 17, 2016

3.1(c)	Certificate of Decrease of the Series A Convertible Preferred Stock	Exhibit to Form 8-K filed on April 12, 2017

3.1(d)	Certificate of Amendment to the Restated Certificate of Incorporation (decrease in authorized capital stock)	Exhibit to Form 8-K filed on June 9, 2017

3.2	Bylaws of the Company, as amended	Exhibit to Form 10-K filed on March 26, 2008

10.1	Subscription Agreement between NTN Buzztime, Inc. and the purchaser parties thereto.	Exhibit to Form 8-K filed on April 25, 2017

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1#	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2#	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

#	This certification is being furnished solely to accompany this report pursuant to U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated herein by reference into any filing of the Company whether made before or after the date hereof, regardless of any general incorporation language in such filing.

