Form 10-Q
period 2017-09-30
NTN BUZZTIME INC
filed 2017-11-08
CIK 748592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 6, 2017 the registrant had outstanding 2,520,554 shares of common stock, $.005 par value per share.

NTN BUZZTIME, INC. AND SUBSIDIARIES

FORM 10-Q

PART I

Item 1. Financial Statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amount)

(unaudited)

	September 30,	December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$4,464	$5,686
Accounts receivable, net of allowances of $585 and $376, respectively	627	928
Site equipment to be installed	4,654	2,998
Prepaid expenses and other current assets	1,000	1,050
Total current assets	10,745	10,662
Fixed assets, net	3,485	3,101
Software development costs, net of accumulated amortization of $2,578 and $2,641, respectively	1,365	970
Deferred costs	869	904
Goodwill	1,012	937
Intangible assets, net	-	29
Other assets	87	92
Total assets	$17,563	$16,695

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$579	$247
Accrued compensation	417	1,060
Accrued expenses	711	697
Sales taxes payable	89	142
Income taxes payable	3	4
Current portion of long-term debt (Note 4)	5,162	2,988
Current portion of obligations under capital leases	156	155
Current portion of deferred revenue	3,714	1,059
Other current liabilities	106	291
Total current liabilities	10,937	6,643
Long-term debt (Note 4)	92	5,123
Long-term obligations under capital leases	142	259
Long-term deferred revenue	85	219
Deferred rent	231	371
Other liabilities	18	12
Total liabilities	11,505	12,627
Commitments and contingencies

Shareholders' Equity:
Series A convertible preferred stock, $.005 par value, 156 and 5,000 shares designated at September 30, 2017 and December 31, 2016, respectively; $156 liquidation preference and 156 shares issued and outstanding at September 30, and December 31, 2016,	1	1
Common stock, $.005 par value, 15,000 and 168,000 shares authorized at September 30, 2017 and December 31, 2016, respectively; 2,516 and 2,261 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	13	11
Treasury stock, at cost, 10 shares at September 30, 2017 and December 31, 2016	(456)	(456)
Additional paid-in capital	134,613	132,315
Accumulated deficit	(128,472)	(128,026)
Accumulated other comprehensive income	359	223
Total shareholders' equity	6,058	4,068
Total liabilities and shareholders' equity	$17,563	$16,695

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Subscription revenue	$4,279	$4,378	$12,737	$13,107
Sales-type lease revenue	116	142	524	839
Other revenue	803	923	2,717	2,386
Total Revenue	5,198	5,443	15,978	16,332
Operating expenses:
Direct operating costs (includes depreciation and amortization of $509 and $601 for the three months ended September 30, 2017 and 2016, respectively, and $1,466 and $1,864 for the nine months ended September 30, 2017 and 2016, respectively)	1,539	1,747	5,013	5,623
Selling, general and administrative	3,636	4,007	11,628	12,360
Depreciation and amortization (excluding depreciation and amortization included in direct operating costs)	76	103	250	327
Total operating expenses	5,251	5,857	16,891	18,310
Operating loss	(53)	(414)	(913)	(1,978)
Other (expense) income, net	(122)	(152)	496	(455)
Loss before income taxes	(175)	(566)	(417)	(2,433)
Provision for income taxes	(9)	(7)	(21)	(31)
Net loss	$(184)	$(573)	$(438)	$(2,464)

Net loss per common share - basic and diluted	$(0.07)	$(0.31)	$(0.18)	$(1.34)

Weighted average shares outstanding - basic and diluted (Note 2)	2,505	1,839	2,419	1,839

Comprehensive loss
Net loss	$(184)	$(573)	$(438)	$(2,464)
Foreign currency translation adjustment	80	(25)	136	90
Total comprehensive loss	$(104)	$(598)	$(302)	$(2,374)

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine months ended September 30,
	2017	2016
Cash flows provided by operating activities:
Net loss	$(438)	$(2,464)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,716	2,191
Provision for doubtful accounts	47	67
Excess and obsolete site equipment to be installed expense	30	38
Stock-based compensation	347	331
Amortization of debt issuance costs	39	27
Issuance of common stock in lieu of cash compensation	178	-
Impairment of capitalized software	5	-
Loss from disposition of equipment	8	16
Changes in assets and liabilities:
Accounts receivable	254	(46)
Site equipment to be installed	(3,047)	26
Prepaid expenses and other assets	37	224
Accounts payable and accrued liabilities	(350)	(194)
Income taxes	(2)	(12)
Deferred costs	36	281
Deferred revenue	2,521	36
Deferred rent	(140)	(125)
Other liabilities	(185)	(424)
Net cash provided by (used in) operating activities	1,056	(28)
Cash flows used in investing activities:
Capital expenditures	(562)	(306)
Software development expenditures	(556)	(378)
Net cash used in investing activities	(1,118)	(684)
Cash flows (used in) provided by financing activities:
Proceeds from long-term debt	-	2,114
Payments on long-term debt	(2,857)	(1,568)
Debt issuance costs on long-term debt	(22)	(8)
Principal payments on capital lease	(116)	(63)
Net proceeds from issuance of common stock related to registered direct offering	1,773	-
Payments to cashed-out stockholders in connection with reverse/forward stock split	-	(3)
Payment of preferred stockholders dividends	(8)	(8)
Net cash (used in) provided by financing activities	(1,230)	464
Net decrease in cash and cash equivalents	(1,292)	(248)
Effect of exchange rate on cash	70	41
Cash and cash equivalents at beginning of year	5,686	3,223
Cash and cash equivalents at end of year	$4,464	$3,016

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$301	$357

Income taxes	$33	$45

Supplemental disclosure of non-cash investing and financing activities:

Site equipment transferred to fixed assets	$1,361	$1,087

Site equipment transferred to other current assets	$-	$176

Equipment acquired under capital lease	$-	$279

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2016. The accompanying condensed balance sheet as of December 31, 2016 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2017, or any other period.

(2) Basic and Diluted Earnings Per Common Share

The Company computes basic and diluted earnings per common share in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 260, Earnings per Share. Basic earnings per share (“EPS”) excludes the dilutive effects of options, warrants and other convertible securities. Diluted EPS reflects the potential dilution of securities that could share in the Company’s earnings. The total number of shares of the Company’s common stock subject to options, warrants, and convertible preferred stock that were excluded from computing diluted net loss per common share was approximately 393,000 and 455,000 shares as of September 30, 2017 and 2016, respectively, as their effect was anti-dilutive.

(3) STOCKHOLDERS’ EQUITY

Stock-based Compensation

The Company’s stock-based compensation plans include the NTN Buzztime, Inc. 2004 Performance Incentive Plan (the “2004 Plan”), the NTN Buzztime, Inc. Amended 2010 Performance Incentive Plan (the “Amended 2010 Plan”) and the NTN Buzztime, Inc. 2014 Inducement Plan (the “2014 Plan”). The 2004 Plan expired in September 2009. From and after the date it expired, no awards could be granted under that plan and all awards that had been granted under that plan before it expired are governed by that plan until they are exercised or expire in accordance with that plan’s terms. The Amended 2010 Plan provides for the grant of up to 240,000 share-based awards and expires in February 2020. As of September 30, 2017, approximately 104,000 share-based awards were available to be issued under the Amended 2010 Plan. The 2014 Plan, which provides for the grant of up to 85,000 share-based awards to a new employee as an inducement material to the new employee entering into employment with the Company, was approved by the nominating and corporate governance/compensation committee of the Company’s board of directors (the “Committee”) in September 2014 in connection with the appointment of Ram Krishnan as the Company’s Chief Executive Officer. As of September 30, 2017, there were no share-based awards available to be granted under the 2014 Plan. The Company’s stock-based compensation plans are administered by the Committee, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures, if any, and other provisions of the award.

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

The following weighted-average assumptions were used for grants issued during the three and nine months ended September 30, 2017 and 2016 under the ASC No. 718 requirements.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Weighted average risk-free rate	2.22%	--	1.77%	1.20%
Weighted average volatility	114.12%	--	114.56%	111.02%
Dividend yield	0.00%	--	0.00%	0.00%
Expected life	7.29 years	--	7.26 years	6.17 years

ASC No. 718 requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeiture rates differ from those estimates. Forfeitures were estimated based on historical activity for the Company. Stock-based compensation expense for the three months ended September 30, 2017 and 2016 was $113,000 and $108,000, respectively, and $347,000 and $331,000 for the nine months ended September 30, 2017 and 2016, respectively, and is expensed in selling, general and administrative expenses and credited to additional paid-in-capital. The Company granted stock options to purchase approximately 1,000 shares of common stock during the three months ended September 30, 2017. There were no stock options granted for the three months ended September 30, 2016. The Company granted stock options to purchase approximately 5,000 and 35,000 shares of common stock during the nine months ended September 30, 2017 and 2016, respectively. No options were exercised during either of the three and nine months ended September 30, 2017 or 2016.

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

As of September 30, 2017, the Company borrowed $6,500,000 in the aggregate under the EWB credit facility, of which $4,450,000 remained outstanding after paying in full the $2,000,000 outstanding under the sublimit in April 2017 and $50,000 on the revolving line. The remaining $4,450,000 is recorded in current portion of long-term debt on the accompanying consolidated balance sheet. As of September 30, 2017, and based on the Company’s borrowing base calculated as of that date, approximately $84,000 was available to borrow. As a result of paying the sublimit in full, the Company was required to have a balance on deposit with EWB equal to 100% of the aggregate outstanding principal amount of the advances at that time, and the Company complied with this covenant. The Company was also in compliance with all other covenants as of September 30, 2017.

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

Equipment Notes Payable

In May 2013, the Company entered into a financing arrangement with a lender under which the Company may borrow funds to purchase certain equipment. Initially, the maximum amount the Company could borrow under this financing arrangement was $500,000. Over time, the lender increased that maximum amount, and as of September 30, 2017, the maximum amount was $9,690,000, all of which has been borrowed.

As of September 30, 2017, approximately $804,000 of principal remained outstanding under this financing arrangement, of which $712,000 is recorded in current portion of long-term debt on the accompanying consolidated balance sheet.

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

(5) ACCUMULATED OTHER COMPREHENSIVE INCOME

The United States dollar is the Company’s functional currency, except for its operations in Canada where the functional currency is the Canadian dollar. The financial position and results of operations of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. In accordance with ASC No. 830, Foreign Currency Matters, revenues and expenses of the Company’s foreign subsidiaries have been translated into U.S. dollars at weighted average exchange rates prevailing during the period, and the assets and liabilities of such subsidiaries have been translated at the period end exchange rate. Accumulated other comprehensive income includes the accumulated gains or losses from these foreign currency translation adjustments. As of September 30, 2017 and December 31, 2016, $359,000 and $223,000 of foreign currency translation adjustments were recorded in accumulated other comprehensive income, respectively.

(6) RECENT ACCOUNTING PRONOUNCEMENTS

Management has considered all recent accounting pronouncements issued since the last reporting of the Company’s consolidated financial statements, and believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements.

(7) CONCENTRATIONS OF RISK

Significant Customer

For the three months ended September 30, 2017 and 2016, the Company generated approximately $2,033,000 and $2,047,000, respectively, of total revenue from Buffalo Wild Wings corporate-owned restaurants and its franchisees, which represented approximately 39% and 38% of total revenue for those periods, respectively. For the nine months ended September 30, 2017 and 2016, the Company generated approximately $6,517,000 and $6,512,000, respectively, of total revenue from Buffalo Wild Wings corporate-owned restaurants and its franchisees, which represented approximately 41% and 40% of total revenue for those periods, respectively. As of September 30, 2017 and December 31, 2016, approximately $183,000 and $261,000, respectively, was included in accounts receivable from Buffalo Wild Wings corporate-owned restaurants and its franchisees.

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

As of September 30, 2017, approximately $497,000 was included in accounts payable or accrued expenses for the tablet equipment purchased from its sole supplier. There were no amounts outstanding in accounts payable or accrued expenses as of December 31, 2016 related to the sole supplier.

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

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to the accompanying unaudited condensed consolidated financial statements and notes, included in Item 1 of this Quarterly Report on Form 10-Q, to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. Our discussion is organized as follows:

●	Overview and Highlights. This section provides a general description of our business and significant events and transactions that we believe are important in understanding our financial condition and results of operations.

●	Critical Accounting Policies. This section provides a listing of our significant accounting policies, including any material changes in our critical accounting policies, estimates and judgments during the three and nine months ended September 30, 2017 from those described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2016.

●	Results of Operations. This section provides an analysis of our results of operations presented in the accompanying unaudited condensed consolidated statements of operations by comparing the results for the three and nine months ended September 30, 2017 to the results for the three and nine months ended September 30, 2016.

●	Liquidity and Capital Resources. This section provides an analysis of our historical cash flows, as well as our future capital requirements.

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

Over 136 million games were played on our network during 2016, and as of September 30, 2017, approximately 55% of our network subscriber venues are affiliated with national and regional restaurant brands, including Buffalo Wild Wings, Buffalo Wings & Rings, Old Chicago, Native Grill & Wings, Houlihans, Beef O’Brady’s, Boston Pizza, and Arooga’s.

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

Our Strategy and Current Highlights

Below is a discussion of our strategy and highlights of accomplishments and milestones achieved during 2017:

Scale digital menu and payment functionality. We continue focusing on delivering digital menu and payment functionality on the tablet platform, which we believe will improve the operational and marketing value of our product offering. This expanded functionality will help us deliver an enhanced guest experience. Rolling out this functionality will continue to be a key focus for us for the rest of 2017 and for 2018. As previously announced in March 2017, we have expanded our relations with Buffalo Wild Wings, who chose us to be its provider of digital menu, order, and payment functionality, and since that time, we have continued making progress on the software integration. We expect our inventory balances to increase as we prepare to expand and support this relationship. We expect to begin rolling out our improved tablet platform system at certain Buffalo Wild Wings locations in the first quarter of 2018, and after the initial set of locations is running smoothly, we anticipate rolling out our system throughout the rest of Buffalo Wild Wings corporate and franchise locations with which we have partnered.

Improve value and price for our “independent” customers. During 2017, we continue to make progress on our hardware design and quality in order to reduce expense, while expanding capabilities, retaining consistency in the design and giving us the ability to offer flexibility in our pricing for quality independent customers.

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

Expand revenue opportunities. We intend to grow the consumer audience by engaging them more with improved entertainment experiences and providing premium content that we can monetize through direct payment. In addition, we have been researching and testing our services within adjacent markets, such as senior centers, car dealerships and casinos. As we announced earlier this year, we entered into a licensing agreement with Scientific Games to license our trivia games for installation on casino slot machines where we will earn a per game license fee for each slot machine that has one of our trivia games installed on it. We have completed our software integration and sales training, and we are excited about the value we feel we can bring to this market. We also continue to monetize the network through local and national advertising revenue streams. During the third quarter of 2017, we partnered with The Chive, a digital media company, to expand the size and reach of our network, which we believe will allow us to expand our advertising revenues.

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

There have been no material changes in our critical accounting policies, estimates and judgments during the three and nine months ended September 30, 2017 from those described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2016.

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016

We generated a net loss of $184,000 and $438,000 for the three and nine months ended September 30, 2017, respectively, compared to a net loss of $573,000 and $2,464,000 for the three and nine months ended September 30, 2016, respectively.

Revenue

The table below summarizes the type and amount of revenue we generated for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30,
	2017		2016
	$	% of Total Revenue	$	% of Total Revenue	$ Change	% Change
Subscription revenue	4,279,000	82.3%	4,378,000	80.4%	(99,000)	(2.3%)
Sales-type lease revenue	116,000	2.2%	142,000	2.6%	(26,000)	(18.3%)
Other revenue	803,000	15.5%	923,000	17.0%	(120,000)	(13.0%)
Total	5,198,000	100.0%	5,443,000	100.0%	(245,000)	(4.5%)

	Nine months ended September 30,
	2017		2016
	$	% of Total Revenue	$	% of Total Revenue	$ Change	% Change
Subscription revenue	12,737,000	79.7%	13,107,000	80.3%	(370,000)	(2.8%)
Sales-type lease revenue	524,000	3.4%	839,000	5.1%	(315,000)	(37.5%)
Other revenue	2,717,000	16.9%	2,386,000	14.6%	331,000	13.9%
Total	15,978,000	100.0%	16,332,000	100.0%	(354,000)	(2.2%)

Subscription revenue decreased for the three and nine months ended September 30, 2017 primarily due to lower average site count when compared to the same periods in 2016. During the three and nine months ended September 30, 2017, equipment lease revenue recognized under sales-type lease arrangements decreased due to fewer installations of our BEOND platform for certain customers under sales-type lease arrangements when compared to the same periods in 2016. Equipment lease revenue is recognized when we lease the equipment. The equipment lease revenue is a one-time payment that covers the lease of the equipment for three-years, after which the lessee may purchase the equipment for a nominal fee or lease new equipment. We expect the amount of equipment lease revenue to continue fluctuating in correlation with customer contracts under sales-type lease arrangements. Other revenue decreased for the three months ended September 30, 2017 due primarily to a decrease in non-recurring professional services, offset by increased premium games revenue and our live hosted events when compared to the same period in 2016. For the nine months ended September 30, 2017, other revenue increased due to increases in non-recurring professional services, premium games revenue and our live hosted events when compared to the same period in 2016.

Geographic breakdown of our network subscribers is as follows:

	Network Subscribers as of September 30,
	2017	2016
United States	2,599	2,687
Canada	135	161
Total	2,734	2,848

Direct Costs and Gross Margin

A comparison of direct costs and gross margin for the three and nine months ended September 30, 2017 and 2016 is shown in the table below:

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Revenues	$5,198,000	$5,443,000	$15,978,000	$16,332,000
Direct Costs	1,539,000	1,747,000	5,013,000	5,623,000
Gross Margin	$3,659,000	$3,696,000	$10,965,000	$10,709,000

Gross Margin Percentage	70%	68%	69%	66%

The decrease in direct costs for the three and nine months ended September 30, 2017 compared to the same periods in 2016 was primarily due to decreased depreciation expense for capitalized site equipment and software development programs of $91,000 and $398,000, respectively, decreased equipment expense of approximately $54,000 and $189,000, respectively, which was related to lower sale-type lease revenue offset by increased repair expense, and decreased service provider fees of $56,000 and $239,000, respectively. These decreases were primarily offset by an increase in freight expense of approximately $33,000 and $212,000, respectively, for the three and nine months ended September 30, 2017 when compared to the same periods in 2016. At this time, we believe we have addressed the challenges we experienced in the past with our Gen II tablet platform equipment for which we previously recognized repair expense.

Operating Expenses

	For the three months ended September 30,			For the nine months ended September 30,
	2017	2016	Change	2017	2016	Change
Selling, general and administrative	$3,636,000	$4,007,000	$(371,000)	$11,628,000	$12,360,000	$(732,000)

Depreciation and amortization (non-direct)	$76,000	$103,000	$(27,000)	$250,000	$327,000	$(77,000)

Selling, General and Administrative Expenses

The decrease in selling, general and administrative expenses for the three months ended September 30, 2017 was primarily due to decreased payroll and related expense of $165,000, decreased marketing expense of approximately $61,000, decreased equipment expense of $57,000, decreased professional fees of $38,000 and decreased bad debt expense of $35,000 when compared to the same period in 2016.

The decrease in selling, general and administrative expenses for the nine months ended September 30, 2017 was primarily due to decreased payroll and related expense of $242,000, decreased marketing expense of approximately $199,000, decreased equipment expense of $91,000, decreased shareholder relations expense of $70,000, decreased occupancy fees of $68,000 and decreased service and professional fees of $57,000 when compared to the same period in 2016.

We anticipate that selling, general and administrative expenses will be just under $16.0 million for the full year 2017.

Depreciation and Amortization Expense

The decrease in depreciation and amortization expense for the three and nine months ended September 30, 2017 compared to the same periods in 2016 is primarily due to assets becoming fully depreciated or amortized sooner than we are replenishing with new assets.

Other Income (Expense), Net

	For the three months ended September 30,		Increase in	For the nine months ended September 30,		Increase in
	2017	2016	expense, net	2017	2016	income net
Total other (expense) income, net	$(122,000)	$(152,000)	$30,000	$496,000	$(455,000)	$951,000

The decrease in other expense, net for the three months ended September 30, 2017 was primarily due to less interest expense due to less outstanding long-term debt, offset by increased foreign currency transaction losses when compared to the same period in 2016. For the nine months ended September 30, 2017, the increase in total other income, net is primarily due to a one-time payment from a supplier as well as less interest expense due to less long-term debt outstanding. The one-time payment related to a supply chain matter that was resolved in exchange for such payment and which we do not expect to receive again.

Income Taxes

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Provision for income taxes	$(9,000)	$(7,000)	$(21,000)	$(31,000)

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

The reconciliation of our consolidated net loss calculated in accordance with GAAP to EBITDA for the three and nine months ended September 30, 2017 and 2016 is shown in the table below. EBITDA should not be considered as substitutes for, or superior to, net loss calculated in accordance with GAAP.

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Net loss per GAAP	$(184,000)	$(573,000)	$(438,000)	$(2,464,000)
Interest expense, net	106,000	150,000	388,000	430,000
Income tax provision	9,000	7,000	21,000	31,000
Depreciation and amortization	586,000	704,000	1,716,000	2,191,000
EBITDA	517,000	288,000	1,687,000	188,000

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2017, we had cash and cash equivalents of $4,464,000 compared to $5,686,000 as of December 31, 2016.

As of September 30, 2017, we borrowed $6,500,000 in the aggregate under the EWB credit facility, of which $4,450,000 remained outstanding after paying in full the $2,000,000 outstanding under the sublimit in April 2017 and $50,000 on the revolving line. The remaining $4,450,000 is recorded in current portion of long-term debt on the accompanying consolidated balance sheet. As of September 30, 2017 and based on our borrowing base calculated as of that date, approximately $84,000 was available to borrow. All advances are due on January 15, 2018. Under the EWB credit facility, we are required to meet a minimum adjusted EBITDA target and churn rate targets. We were in compliance with these covenants as of September 30, 2017. As a result of paying the sublimit in full in April 2017, we were required to have a balance on deposit with EWB equal to 100% of the aggregate outstanding principal amount of the advances at that time. We complied with this covenant. For other information regarding the EWB credit facility, including how our borrowing base is determined, see “Note 4—Debt” to the Notes to Condensed Consolidated Financial Statements included in this report.

We have another financing arrangement with an equipment lender under which we may request funds to finance the purchase of certain capital equipment. The lender determines whether to extend such funds on a case-by-case basis, taking into account such factors as the lender considers relevant, including the amount outstanding under this financing arrangement. Through September 30, 2017, we borrowed $9,690,000 under this financing arrangement, and as of September, 2017, $804,000 remained outstanding. We currently do not expect the lender to lend any additional funds under this financing arrangement, and other than the EWB credit facility, we currently do not have any other source of debt financing. In addition, other than up to $2,000,000 in the aggregate that we may borrow for equipment financing with EWB’s consent, the EWB credit facility prohibits us from borrowing additional amounts from other lenders.

In connection with preparing the financial statement as of and for the three and nine months ended September 30, 2017, we evaluated whether there are conditions and events, considered in the aggregate, that are known and reasonably knowable that would raise substantial doubt about our ability to continue as a going concern within one year after the date that such financial statements are issued. As a result of such evaluation, we believe we will have sufficient cash to meet our operating cash requirements and to fulfill our debt obligations for at least the next twelve months from the issuance date of such financial statements. To increase the likelihood that we will be able to successfully execute our operating and strategic plan and to position us to better take advantage of market opportunities for growth, we are continuing to evaluate additional financing alternatives, including additional equity financings and alternative sources of debt. If our cash and cash equivalents are not sufficient to meet future cash requirements, we may be required to reduce planned capital expenses, reduce operational cash uses or raise capital on terms that are not as favorable to us as they otherwise might be. Any actions we may undertake to reduce planned capital purchases or reduce expenses may be insufficient to cover shortfalls in available funds. If we require additional capital, we may be unable to secure additional financing on terms that are acceptable to us, or at all.

Working Capital

As of September 30, 2017, we had negative working capital (current liabilities in excess of current assets) of $192,000 compared to working capital (current assets in excess of current liabilities) of $4,019,000 as of December 31, 2016. The following table shows our change in working capital from December 31, 2016 to September 30, 2017.

Increase (Decrease)
Working capital as of December 31, 2016	$4,019,000
Changes in current assets:
Cash and cash equivalents	(1,222,000)
Accounts receivable, net of allowance	(301,000)
Site equipment to be installed	1,656,000
Prepaid expenses and other current assets	(50,000)
Change in total current assets	83,000
Changes in current liabilities:
Accounts payable	332,000
Accrued compensation	(643,000)
Accrued expenses	14,000
Sales taxes payable	(53,000)
Income taxes payable	(1,000)
Current portion of long-term debt	2,174,000
Current portion of obligations under capital leases	1,000
Deferred revenue	2,655,000
Other current liabilities	(185,000)
Change in total current liabilities	4,294,000
Net change in working capital	(4,211,000)
Working capital as of September 30, 2017	$(192,000)

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying consolidated statements of cash flows, are summarized as follows:

	For the nine months ended September 30,
	2017	2016
Cash provided by (used in):
Operating activities	$1,056,000	$(28,000)
Investing activities	(1,118,000)	(684,000)
Financing activities	(1,230,000)	464,000
Effect of exchange rates	70,000	41,000
Net decrease in cash and cash equivalents	$(1,222,000)	$(207,000)

Net cash provided by operating activities. The $1,084,000 increase in cash provided by operating activities was due to a net decrease in net loss of $1,726,000, after giving effect to adjustments made for non-cash transactions, and an increase in operating assets and liabilities of $642,000 during the nine months ended September 30, 2017 compared to the same period in 2016. The increase in operating assets and liabilities was primarily due to increased purchases of site equipment to be installed of $3,073,000 in preparation of expanding our relationship with Buffalo Wild Wings and to support that expansion. These purchases were offset by an increase in deferred revenue of $2,485,000, which was primarily related to a prepayment from Buffalo Wild Wings for equipment and services to be delivered in the future.

Our largest use of cash is payroll and related costs. Cash used for payroll and related costs decreased approximately $89,000 to $7,825,000 for the nine months ended September 30, 2017 from $7,914,000 during the same period in 2016.

Our primary source of cash is cash we generate from customers. Cash received from customers increased $3,412,000 to $20,724,000 for the nine months ended September 30, 2017 from $17,312,000 during the same period in 2016. This increase was primarily related to a prepayment from Buffalo Wild Wings for equipment and services to be delivered in the future.

Net cash used in investing activities. The $434,000 increase in cash used in investing activities was primarily due to increased software development expenditures and capital expenditures.

Net cash (used in) provided by financing activities. The $1,694,000 increase in cash used in financing activities was primarily attributable to the following:

●	During the nine months ended September 30, 2016, we received proceeds from long-term debt of $2,114,000; there was no similar event during the same period in 2017;

●	During the nine months ended September 30, 2017, our payments on long-term debt increased by $1,289,000 compared to the same period in 2016; and

●	During the nine months ended September 30, 2017, we received net proceeds of $1,773,000 from our common stock offerings in March 2017 and April 2017; there were no similar events during the same period in 2016.

RECENT ACCOUNTING PRONOUNCEMENTS

We have considered all recent accounting pronouncements issued since the last reporting of our consolidated financial statements, and we believe that these recent pronouncements will not have a material effect on our consolidated financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit	Description	Incorporated By Reference
3.1(a)	Restated Certificate of Incorporation	Exhibit to Form 10-Q filed on August 14, 2013

3.1(b)	Certificate of Amendment to the Restated Certificate of Incorporation (reverse/forward split)	Exhibit to Form 8-K filed on June 17, 2016

3.1(c)	Certificate of Decrease of the Series A Convertible Preferred Stock	Exhibit to Form 8-K filed on April 12, 2017

3.1(d)	Certificate of Amendment to the Restated Certificate of Incorporation (decrease in authorized capital stock)	Exhibit to Form 8-K filed on June 9, 2017

3.2	Bylaws, as amended	Exhibit to Form 10-K filed on March 26, 2008

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1#	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2#	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

#	This certification is being furnished solely to accompany this report pursuant to U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated herein by reference into any filing of the Company whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NTN BUZZTIME, INC.

Date: November 8, 2017	By:	/s/ Allen Wolff
Allen Wolff
Chief Financial Officer and Executive Vice President
(on behalf of the Registrant, and as its Principal Financial Officer)

