Form 10-K
period 2017-12-31
NTN BUZZTIME INC
filed 2018-03-09
CIK 748592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

Commission File Number 1-11460

NTN Buzztime, Inc.

(Exact name of registrant as specified in its charter)

Delaware	31-1103425
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2231 Rutherford Road, Suite 200 Carlsbad, California	92008
(Address of Principal Executive Offices)	(Zip Code)

(760) 438-7400

(Registrant’s telephone number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.005 par value	NYSE American

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2017, computed by reference to the closing sale price of the common stock on the NYSE American on June 30, 2017, was approximately $11.2 million. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 6, 2018, the registrant had 2,520,554 shares of common stock outstanding.

Documents Incorporated by Reference.

Portions of the registrant’s definitive proxy statement relating to its 2018 annual meeting of stockholders are incorporated by reference into Part III of this report where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated herein by reference contain “forward-looking statements” – that is statements related to future events, results, performance, prospects and opportunities, including statements related to our strategic plans and targets, revenue generation, product availability and offerings, capital needs, capital expenditures, industry trends and our financial position. Forward-looking statements are based on information currently available to us, on our current expectations, estimates, forecasts, and projections about the industries in which we operate and on the beliefs and assumptions of management. Forward looking statements often contain words such as “expects,” “anticipates,” “could,” “targets,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “would,” and similar expressions. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, and other characterizations of future events or circumstances, are forward-looking statements. Forward-looking statements by their nature address matters that are, to different degrees, subject to risks and uncertainties that could cause actual results to differ materially and adversely from those expressed in any forward-looking statements. For us, particular factors that might cause or contribute to such differences include (1) our ability to compete effectively within the highly competitive interactive games, entertainment and marketing services industries, (2) the impact of new products and technological change, especially in the mobile and wireless markets, on our operations and competitiveness, (3) our ability to maintain or improve our relationship with Buffalo Wild Wings, who together with its franchisees accounted for a significant portion of our revenues, (4) our ability to maintain an adequate supply of the tablet and related equipment used in our BEOND tablet platform, (5) our ability to adequately protect our proprietary rights and intellectual property, (6) our ability to raise additional funds in the future on favorable terms; we have borrowed substantially all amounts available to us under existing credit facilities and, subject to limited exceptions, our loan and security agreement with East West Bank prohibits us from borrowing additional amounts from other lenders, (7) our ability to significantly grow our subscription revenue and implement our other business strategies, (8) our ability to successfully and efficiently manage the design, manufacturing and assembly process of the tablet and related equipment used in our BEOND tablet platform and (9) the other risks and uncertainties described in Part I, Item 1A “Risk Factors” of this report and described in other documents we file from time to time with the Securities and Exchange Commission, or SEC, including our Quarterly Reports on Form 10-Q. Readers are urged not to place undue reliance on the forward-looking statements contained in this report or incorporated by reference herein, which speak only as of the date of this report. Except as required by law, we do not undertake any obligation to revise or update any such forward-looking statement to reflect future events or circumstances.

PART I

ITEM 1. Business

About Our Business and How We Talk About It

We deliver interactive entertainment and innovative dining technology to bars and restaurants in North America. Customers subscribe to our customizable solution to differentiate themselves via competitive fun by offering guests trivia, card, sports and single player games, nationwide competitions, and by offering self-service dining features including dynamic menus, touchscreen ordering and secure payment. Our platform can improve operating efficiencies, create connections among the players and venues and amplify guests’ positive experiences. Built on an extended network platform, our interactive entertainment system has historically allowed multiple players to interact at the venue and more recently allows for competition between venues, referred to as massively multiplayer gaming. Our current platform, which we refer to as Buzztime Entertainment On Demand, or BEOND, was commercially launched during 2013 and then scaled during 2014. We continue to enhance our network architecture and the BEOND tablet platform and player engagement paradigms. We also continue to support our legacy network product line, which we refer to as Classic.

We currently generate revenue by charging subscription fees for our service to our network subscribers, by leasing equipment (including tablets used in our BEOND tablet platform and the cases and charging trays for the tablets) to certain network subscribers, by hosting live trivia events, by selling advertising aired on in-venue screens and as part of customized games, from providing professional services (such as developing certain functionality within our platform for customers), and from pay-to-play single player games.

Since 2015, over 115 million games were played on our network annually, and as of December 31, 2017, approximately 56% of our network subscriber venues are affiliated with national and regional restaurant brands, including Buffalo Wild Wings, Buffalo Wings & Rings, Old Chicago, Native Grill & Wings, Houlihans, Beef O’Brady’s, Boston Pizza, and Arooga’s.

We own several trademarks and consider the Buzztime®, Playmaker®, Mobile Playmaker, and BEOND Powered by Buzztime trademarks to be among our most valuable assets. These and our other registered and unregistered trademarks used in this document are our property. Other trademarks are the property of their respective owners.

Unless otherwise indicated, references in this report: (a) to “Buzztime,” “NTN,” “we,” “us” and “our” refer to NTN Buzztime, Inc. and its consolidated subsidiaries; (b) to “network subscribers” or “customers” refer to venues that subscribe to our network service; (c) to “consumers” or “players” refer to the individuals that engage in our games, events, and entertainment experiences available at our customers’ venues and (d) to “venues” or “sites” refer to locations (such as a bar or restaurant) of our customers at which our games, events, and entertainment experiences are available to consumers.

Recent Developments

Amended and Restated Credit Facility

In November 2017, we entered into an amended and restated loan and security agreement (the “Amended and Restated Loan Agreement”) with East West Bank (“EWB”). The Amended & Restated Loan Agreement amends and restates the loan and security agreement that we entered into with EWB dated as of April 14, 2015 (as the same has been previously amended, the “Prior Loan Agreement”).

The following is a summary of the material terms of the Amended and Restated Loan Agreement:

●          EWB loaned us $4,500,000 as a one-time 36-month term loan, $4,450,000 of which we agreed to use, and did use, to refinance the $4,450,000 that we had outstanding under the Prior Loan Agreement. We applied the additional $50,000 to pay the facility fee ($45,000) and to pay reasonable costs or expenses incurred by EWB in connection with, among other matters, the preparation and negotiation of the Amended and Restated Loan Agreement.

●          We are required to make payments on the loan on the last calendar day of each month commencing on December 31, 2017 and through its maturity date, November 29, 2020. Payments will be interest only until the payment due on June 30, 2018, at which time payments will become principal plus interest.

●          Other than during the continuance of an event of default, the loan bears interest, on the outstanding daily balance thereof, at our option, at either: (A) a variable rate per annum equal to the prime rate as set forth in The Wall Street Journal plus 1.75%, or (B) a fixed rate per annum equal to the LIBOR rate for the interest period for the advance plus 4.50%.

●          We continue to grant and pledge to EWB a first-priority security interest in all our existing and future personal property, including our intellectual property, subject to customary exceptions.

●          Subject to customary exceptions, we continue to generally be prohibited from borrowing additional Indebtedness other than subordinated debt and up to $2.0 million in the aggregate for the purpose of equipment financing to the extent EWB approves such debt. “Indebtedness” means (i) all our other indebtedness for borrowed money or the deferred purchase price of property or services, (ii) all our obligations evidenced by notes, bonds, debentures and similar instruments, (iii) all our capital lease obligations, and (iv) all our contingent obligations.

For additional information regarding this credit facility, see “PART II—ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” below.

Our Strategy

Below is a discussion of our strategy and highlights of accomplishments and milestones achieved during 2017:

Scale digital menu and payment functionality. We continue focusing on delivering digital menu and payment functionality on the tablet platform, which we believe will improve the operational and marketing value of our product offering. This expanded functionality will help us deliver an enhanced guest experience. Rolling out this functionality will continue to be a key focus for us in 2018. As previously announced in March 2017, we have expanded our relations with Buffalo Wild Wings, who chose us to be its provider of digital menu, order, and payment functionality, and since that time, we have continued making progress on the software integration. In the fourth quarter of 2017, we completed much of the integration work required for payment functionality and subsequently delivered the first batch of tablets with magnetic swipe, Europay, MasterCard® and Visa® (“EMV”) and Near-Field Communication (“NFC”) capabilities to 28 Buffalo Wild Wings locations. Due to the acquisition of Buffalo Wild Wings by Arby’s Restaurant Group, Inc., and to the attendant changes with Buffalo Wild Wings’ operations, the rollout of our expanded functionality has been put on hold until its new management has time to assess all of the programs at Buffalo Wild Wings. Based on discussions to date, we expect that the rollout could be put on hold for up to six months and that we could re-commence the rollout at additional Buffalo Wild Wings locations shortly thereafter. After the initial set of locations is running smoothly, we anticipate rolling out our system throughout the rest of Buffalo Wild Wings corporate and franchise locations with which we have partnered. We expect our inventory balances to fluctuate as we prepare to expand and support this relationship.

Improve value and price for our “independent” customers. During 2017, we continued to make progress on our hardware design and quality in order to reduce expense, while expanding capabilities, retaining consistency in the design and giving us the ability to offer flexibility in our pricing for quality independent customers. We are now deploying our new tablets and cases into the market and are better positioned in 2018 to acquire new independent sites and new venues in other vertical markets to help grow sites.

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

Expand revenue opportunities. We intend to grow the consumer audience by engaging them more with improved entertainment experiences and providing premium content that we can monetize through direct payment. In addition, we have been researching and testing our services within adjacent markets, such as senior centers, car dealerships and casinos. Although the growth of our previously announced partnership with Heartland has been slower than anticipated due to a variety of technical issues, we continue to work with Heartland and its dealer network. As we announced earlier this year, we entered into a licensing agreement with Scientific Games to license our trivia games for installation on casino slot machines where we will earn a per game license fee for each slot machine that has one of our trivia games installed on it. We have since sold a few contracts and are awaiting installation, which we expect to occur during the second quarter of 2018. We also developed a stand-alone, single unit tablet to serve Scientific Games customers in the market where casinos use tablets in retail settings to redeem loyalty points. We are excited about the value we feel we can bring to this market with both of these product offerings. We also continue to monetize the network through local and national advertising revenue streams. During the third quarter of 2017, we partnered with The Chive, a digital media company, to expand the size and reach of our network, which we believe will allow us to expand our advertising revenues. They have delivered sales as well as a pipeline for growth. Lastly, in January 2018, we signed our first contract to sell several thousands of our tablets to a customer who will deliver their services to their market. We expect to deliver these tablets and recognize revenue sometime between the second and third quarter of 2018. We are also working with this customer to license our gaming content for its customers, which may represent revenue sharing opportunity. We anticipate several follow-on tablet orders and believe that this is an exciting recurring revenue opportunity that can scale.

Products and Services

Our principal product and service is our BEOND platform. Built on an extended network platform, our interactive entertainment system offers trivia, card, sports and single player games, nationwide competitions, and self-service features including dynamic menus, touchscreen ordering and secure payment. Generally, as part of the subscription to our BEOND platform, we provide the equipment used in our BEOND platform (including tablets used in our BEOND tablet platform and the cases and charging trays for the tablets) to network subscribers, though we also lease such equipment to certain network subscribers. In 2017, we began licensing our content to customers to be installed on equipment that they obtain from other parties. In 2018, we began selling the equipment used in our BEOND platform to customers who may not subscribe to our BEOND platform but who can use the equipment in their business for other purposes.

Our primary network subscribers are bars and restaurants in North America, which we target directly through our internal sales organization. More recently we have begun offering our BEOND platform in adjacent markets, such as senior centers, car dealerships and casinos, which we target through third parties who have existing business relationships with potential customers in such markets.

We primarily develop the content and functionality available through our BEOND platform internally. The tablet used in our BEOND platform is an Android-based tablet customized to our specifications by a single unaffiliated third-party manufacturer. Such third-party also manufacturers the cases and charging trays for the tablets. Such manufacturer sources the raw materials used to manufacture such equipment. See ITEM 1A., Risk Factors—Risk Factors That May Affect Our Business—"A disruption in the supply of equipment could negatively impact our subscriptions and revenue” and “—Our business could be adversely impacted if the sole manufacturer of our customized tablet and our tablet equipment is not able to meet our manufacturing quality standards,” below.

Competition

We face direct competition in venues and face competition for total entertainment and marketing dollars in the marketplace from other companies offering similar content and services. A relatively small number of direct competitors are active in the hospitality marketing services and entertainment markets, including Ziosk and E la Carte, Inc. Competing forms of technology, entertainment, and marketing available in hospitality venues include games, apps and other forms of entertainment offerings available directly to consumers on their smart phones and tablets, on-table bar and restaurant entertainment systems, music and video-based systems, live entertainment and games, cable, satellite and pay-per-view programming, coin-operated single-player games/amusements, and traffic-building promotions like happy hour specials and buffets.

Buzztime Significant Customer

Our customers range from small independently operated bars and restaurants to bars and restaurants operated by national chains. This results in diverse venue sizes and locations. As of December 31, 2017, 2,730 venues in the U.S. and Canada subscribed to our interactive entertainment network, of which, approximately 45% were Buffalo Wild Wings corporate-owned restaurants and its franchisees (collectively, “Buffalo Wild Wings”). For the years ended December 31, 2017 and 2016, revenue generated from Buffalo Wild Wings was as follows:

	Year Ended December 31,
	2017	2016
Buffalo Wild Wings revenue	$8,678,000	$8,913,000
Percent of total revenue	41%	40%

As of December 31, 2017 and 2016, amounts included in accounts receivable from Buffalo Wild Wings was as follows:

	Year Ended December 31,
	2017	2016
Buffalo Wild Wings accounts receivable	$191,000	$261,000

Backlog

We generally do not have a significant backlog because we normally can deliver and install new systems at venues within the delivery schedule requested by customers (generally within three to four weeks).

Licensing, Trademarks, Copyrights and Patents

A majority of the gaming content available on our platform is internally developed. The balance is licensed from third parties. We also license third party content for our pay-to-play and free-to-consumer games lobby. The amounts paid for such third party licensed content was not material during either 2017 or 2016.

Our intellectual property assets, including patents, trademarks, and copyrights, are important to our business and, accordingly, we actively seek to protect the proprietary technology that we consider important to our business. No single patent or copyright is solely responsible for protecting our products.

We keep confidential as trade secrets our technology, know-how and software. Most of the hardware we use in our operations is purchased from a third party and customized for use with our service. We enter into agreements with third parties with whom we conduct business, which contain provisions designed to protect our intellectual property and to limit access to, and disclosure of, our proprietary information. We also enter into confidentiality and invention assignment agreements with our employees and contractors.

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

We have trademark protection for the names of our key proprietary programming, products, and services to the extent that we believe trademark protection is appropriate. We are expanding our efforts to protect these investments. We consider the Buzztime, Playmaker, Mobile Playmaker and PlayersPlus trademarks and our other related trademarks to be valuable assets, and we seek to protect them through a variety of actions. Our content, branding, and some of our game titles, such as Countdown, SIX, and Showdown are also protected by copyright and trademark law.

Geographic Markets

As of December 31, 2017, 2,730 venues in the U.S. and Canada subscribed to our interactive entertainment network. The following table presents the geographic breakdown of our revenue for the last two fiscal years.

	Year Ended December 31,
	2017	2016
United States	97%	97%
Canada	3%	3%

Total	100%	100%

The following table presents the geographic breakdown of our long-term tangible assets for our last two fiscal years.

	Year Ended December 31,
	2017	2016
United States	93%	97%
Canada	7%	3%

Total	100%	100%

Government Contracts

We provide our content distribution services through our network to colleges, universities, and a small number of government agencies, typically military base recreation units. However, the number of government customers is small compared to our overall customer base. We provide our products and services to government agencies under contracts with substantially the same terms and conditions as are in place with non-government customers.

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

As part of our service, we operate games of chance and games of skill. These games are subject to regulation in many jurisdictions. Our games are played just for fun and winner recognition. None of our games award anything of value to winners. In the future, we may provide nominal monetary prizes to trivia competition participants, in compliance with applicable regulations. Included in our offering are a number of interactive card games, such as Texas Hold’em poker. These card games are restricted in certain jurisdictions. The laws and regulations that govern these games, however, vary from jurisdiction to jurisdiction and are subject to legislative and regulatory change, as well as law enforcement discretion. We may find it necessary to eliminate, modify, or cancel certain components of our offerings in certain states or jurisdictions based on changes in law, regulations and law enforcement discretion, which could result in additional development costs and/or the possible loss of customers and revenue.

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

Employees

As of March 6, 2018, we employed approximately 104 people on a full-time basis and 342 people on a part-time basis. We also utilize independent contractors for specific projects. None of our employees are represented by a labor union, and we believe our employee relations are satisfactory.

Our Corporate History

NTN Buzztime, Inc. was incorporated in Delaware in 1984 as Alroy Industries and changed its corporate name to NTN Communications, Inc. in 1985. The name was changed to NTN Buzztime, Inc. in 2005 to better reflect the growing role of the Buzztime consumer brand.

ITEM 1A. Risk Factors

Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, many of which are not exclusively within our control, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to differ materially from historical or anticipated future financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price. We urge investors to carefully consider the risk factors described below in evaluating the information contained in this report.

Risk Factors That May Affect Our Business

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

The emergence of new entertainment products and technologies, changes in consumer preferences, the adoption of new industry standards, and other factors may limit the life cycle and market penetration of our technologies, products, and services. In particular, the mobile and wireless device, content, applications, social media, and entertainment markets are highly competitive and rapidly changing. Accordingly, our future performance will depend on our ability to:

●	identify emerging technological trends and industry standards in our market;

●	identify changing consumer needs, desires, or tastes;

●	develop and maintain competitive technology, including new hardware and content products and service offerings;

●	improve the performance, features, and reliability of our existing products and services, particularly in response to changes in consumer preferences, technological changes, and competitive offerings; and

●	bring technology that is appealing to consumers to the market quickly at cost-effective prices.

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

For the year ended December 31, 2017, Buffalo Wild Wings accounted for approximately 41%, or $8,678,000, of our total revenue. As of that date, approximately $191,000 was included in accounts receivable. If a significant number of the Buffalo Wild Wings corporate-owned restaurants or its franchisees, or any other customer who may in the future represent a significant portion of our revenue, breach or terminate their subscriptions or otherwise decrease the amount of business they transact with us, we could lose a significant portion of our revenues and cash flow.

A disruption in the supply of equipment could negatively impact our subscriptions and revenue.

During the fourth quarter of 2016, we began having an unaffiliated third party manufacture an Android-based tablet customized to our specifications. Other than a small amount of inventory of the third-party tablet we have historically used in our BEOND platform, we expect to use our customized tablet on a going-forward basis. This third party manufacturer also manufactures our tablet equipment—tablet charging trays and tablet cases. We currently do not have an alternative manufacturing source for our customized tablet or the tablet equipment or alternatives for the tablet equipment.

If our sole manufacturer is delayed in delivering tablets to us, becomes unavailable, has product quality issues, or shortages occur, in addition to not realizing the benefits of having a tablet manufactured to our specifications, we would need to return to the historical third-party tablets or find an alternative device. Similarly, if our sole manufacturer is delayed in delivering the tablet equipment to us, becomes unavailable, has product quality issues, or shortages occur, we may be unable to timely obtain replacement tablet equipment. Delays, unavailability of the tablet or tablet equipment, product quality issues and shortages could damage our reputation and customer loyalty, cause subscription cancellations, increase our expense and reduce our revenue. See also “Our business could be adversely impacted if the sole manufacturer of our customized tablet and tablet equipment is not able to meet our manufacturing quality standards,” below.

If our sole manufacturer and/or suppliers were to go out of business or otherwise become unable to meet our needs for reliable equipment, the process of locating and qualifying alternate sources could take months, during which time our production could be delayed, and may, in some cases, require us to redesign our products and systems. Such delays and potentially costly re-sourcing and redesign could have a material adverse effect on our business, operating results, and financial condition.

Our business could be adversely impacted if the sole manufacturer of our customized tablet and our tablet equipment is not able to meet our manufacturing quality standards.

As discussed above, one unaffiliated third party manufactures our customized tablet and our tablet equipment. Continued improvement in supply-chain management and in manufacturing of our customized tablet and tablet equipment and manufacturing quality and product testing are important to our business. Flaws in the design and manufacturing of our customized tablet or tablet equipment or both (by us or our supplier) could result in substantial delays in shipment and in substantial repair, replacement or service costs, could damage our reputation and customer loyalty, could cause subscription cancellations, and could increase our expense and reduce our revenue. Costs associated with tablet or tablet equipment defects due to, for example, problems in our design and manufacturing processes, could include: (a) writing off the value of inventory; (b) disposing of items that cannot be fixed; (c) recalling items that have been shipped; and (d) providing replacements or modifications. These costs could be significant and may increase expenses and lower gross margin. There can be no assurance that our efforts to monitor, develop, modify and implement appropriate test and manufacturing processes for our tablet and related equipment will be sufficient to permit us to avoid quality issues. Significant quality issues could have a material adverse effect on our business, results of operations or financial condition.

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

We believe that the success of our business also depends on such factors as the technical expertise and innovative capabilities of our employees. It is our policy that all employees and consultants sign non-disclosure agreements and assignment of invention agreements. Our competitors, former employees, and consultants may, however, misappropriate our technology or independently develop technologies that are as good as or better than ours. Our competitors may also challenge or circumvent our proprietary rights. If we have to initiate or defend against an infringement claim to protect our proprietary rights, the litigation over any such claim, with or without merit, could be time-consuming and costly to us, adversely affecting our financial condition.

From time to time, we hire or retain employees or consultants who may have worked for other companies developing products similar to those that we offer. These other companies may claim that our products are based on their products and that we have misappropriated their intellectual property. Any such claim, with or without merit, could be time-consuming and costly to us, adversely affecting our financial condition.

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

Our capital requirements will depend on many factors, including:

●	our ability to generate cash from operating activities;

●	acceptance of, and demand for, our interactive games and entertainment;

●	the costs of continuing to develop and implement our BEOND tablet platform and product line;

●	the costs of developing new entertainment content, products, or technology or expanding our offering to new media platforms such as the internet and mobile phones;

●	the extent to which we invest in the creation of new entertainment content and new technology; and

●	the number and timing of acquisitions and other strategic transactions, if any.

In addition, in order to fully execute on our long-term strategic initiatives discussed above under the section entitled “ITEM 1. Business—Our Strategy,” we believe we will likely require additional funding in the future. If we need to raise additional funds in the future, such funds may not be available on favorable terms, or at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences, and privileges senior to those of our existing stockholders. If we cannot raise funds on acceptable terms, or at all, we may not be able to continue to develop and implement our BEOND technology platform and product line, develop or enhance our other products and services, successfully execute our business plan or any or all of our strategic initiatives, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements.

We have experienced significant losses, and we may incur significant losses in the future.

We have a history of significant losses, including net losses of $1,077,000 and $2,923,000 for the years ended December 31, 2017 and 2016, respectively, and have an accumulated deficit of $129,119,000 as of December 31, 2017. We may also incur future operating and net losses, due in part to expenditures required to continue to implement our business strategies, including the continued development and implementation of our BEOND technology platform and product line. Despite significant expenditures, we may not be able to achieve or maintain profitability. Moreover, even if we do achieve profitability, the level of any profitability cannot be predicted and may vary significantly from quarter to quarter and year to year. See also “—Risks Relating to the Market for Our Common Stock—If we are again determined to be non-compliant with any of the NYSE American continued listing standards within twelve months of May 12, 2017, depending on the nature of such non-compliance, NYSE Regulation may truncate the compliance procedures available to us or immediately initiate delisting proceedings,” below.

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

Our success also depends on our ability to implement our other business strategies, which include developing our BEOND tablet platform that allows for consumer play across the digital platform, developing more premium content that allow us to grow the revenue stream directly from consumers, developing dynamic menuing and point-of-sale, or POS, integration competency, and growing our marketing services and sponsorship revenues. Implementing these strategies will require us to dedicate significant resources to, among other things, fully developing and implementing our BEOND tablet platform and product line, expanding our other product offerings, customizing our products and services to meet the unique needs of select accounts, and expanding and improving our marketing services and promotional efforts. We may be unable to successfully implement these strategies as currently planned.

Our products and services are subject to government regulations that may restrict our operations or cause demand for our products to decline significantly.

In addition to laws and regulations applicable to businesses generally, we are also subject to laws and regulations that apply specifically to the interactive entertainment and product marketing industries. In addition, we operate games of chance and, in some instances, we may provide items of nominal value (e.g., key chains, etc.) to the venue that hosts a game, and the venue may award such items to consumers. These games are regulated in many jurisdictions and the laws and regulations vary from jurisdiction to jurisdiction. See “ITEM 1. BUSINESS—Government Regulations.”

We may find it necessary to eliminate, modify, suspend, or cancel certain features of our products (including the games we offer) in certain jurisdictions based on the adoptions of new laws and regulations or changes in law or regulations or the enforcement thereof, which could result in additional development costs and/or the loss of customers and revenue.

Communication or other system failures could result in customer cancellations and a decrease in our revenues.

We rely on continuous operation of our information technology and communications systems, and those of a variety of third parties, to communicate with and to distribute our services to the locations of our network subscribers. We currently transmit our data to our customers via broadband internet connections including telephone and cable TV networks. Both our communications systems and those of third parties on which we rely are vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, storms, fires, power loss, telecommunications and other network failures, equipment failures, computer viruses, computer denial of service or other attacks, and other causes. These systems are also subject to break-ins, sabotage, vandalism, and to other disruptions, for example if we or the operators of these systems and system facilities have financial difficulties. Some of our systems are not fully redundant, and our system protections and disaster recovery plans cannot prevent all outages, errors, or data losses. In addition, our services and systems are highly technical and complex and may contain errors or other vulnerabilities. Any errors or vulnerabilities in our products and services, damage to or failure of our systems, any natural or man-made disaster, or other unanticipated problems at our facilities or those of a third party, could result in lengthy interruptions in our service to our customers, which could reduce our revenues and cash flow, and damage our brand. Any interruption in communications or failure of proper hardware or software function at our or our customers’ venues could also decrease customer loyalty and satisfaction and result in a cancellation of our services.

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

As of December 31, 2017, we had federal income tax net operating loss (“NOL”) carryforwards of approximately $66,554,000, portions of which will continue expiring in 2018. As of December 31, 2017, we had state income tax NOL carryforwards of approximately $29,185,000, portions of which will continue expiring in 2018. We believe that our ability to utilize our NOL carryforwards may be substantially restricted by the passage of time and the limitations of Section 382 of the Internal Revenue Code, which apply when there are certain changes in ownership of a corporation. To the extent we begin to realize significant taxable income, these Section 382 limitations may result in our incurring federal income tax liability notwithstanding the existence of otherwise available NOL carryforwards. We have established a full valuation allowance for substantially all of our deferred tax assets, including the NOL carryforwards, since we do not believe we are likely to generate future taxable income to realize these assets.

We are subject to cybersecurity risks and incidents.

Our business involves transmitting payment information of our customers and certain personal information of consumers (such as their name, date of birth, and email address). In the future, we may store and transmit additional personal information of consumers, particularly as the services of the BEOND tablet platform become more advanced to include POS integration. While we have implemented measures designed to prevent security breaches and cyber incidents, any failure of these measures and/or any material security breaches, theft, misplaced or lost data, programming errors, employee errors and/or malfeasance could potentially lead to the compromise of sensitive, confidential or personal data or information, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, system downtimes, and operational disruptions. In addition, a cyber-related attack could result in other negative consequences, including damage to our reputation or competitiveness, remediation or increased protection costs, litigation or regulatory action.

We could become subject to additional regulations and compliance requirements as we introduce features in direct payments from consumers.

In preparation for expanding features and functionality to our BEOND tablet platform that involve us accepting credit card and other forms of payments directly from consumers, we certified our compliance with Payment Card Industry (“PCI”) Data Security Standard v3.1 as a service provider, and will be required to do so annually. Compliance with additional regulations and requirements may be difficult for us; thereby limiting our ability to grow the amount of revenue we receive directly from consumers. In addition to these additional regulations and requirements, if we fail to comply with the rules or requirements of any provider of a payment method we accept, if the volume of fraud in our transactions limits or terminates our rights to use payment methods we accept, or if a data breach occurs relating to our payment systems, we may, among other things, be subject to fines or higher transaction fees and may lose, or face restrictions placed upon, our ability to accept credit card and debit card payments from consumers.

Risks Relating to the Market for Our Common Stock

If we are again determined to be non-compliant with any of the NYSE American continued listing standards within twelve months of May 12, 2017, depending on the nature of such non-compliance, NYSE Regulation may truncate the compliance procedures available to us or immediately initiate delisting proceedings.

On May 12, 2017, as previously reported, we received a letter from NYSE Regulation Inc. notifying us that we have regained compliance with Sections 1003(a)(ii) and (iii) of the NYSE American Company Guide. As previously reported, NYSE Regulation previously notified us that we were not in compliance with Section 1003(a)(iii) because we reported stockholders’ equity of less than $6 million as of September 30, 2015 and had net losses in five of our most recent fiscal years ended December 31, 2014, and that we were not in compliance with Section 1003(a)(ii) because we reported stockholders’ equity of less than $4 million as of December 31, 2015 and had net losses in three of our four most recent fiscal years ended December 31, 2015.

We believe that the NYSE Regulation may notify us that we are not in compliance with Section 1003(a)(iii) because our stockholders’ equity was less than $6 million as of December 31, 2017 (it was $5,536,000) and because we had net losses in five of our most recent fiscal years ended December 31, 2017. As of March 9, 2018, we have not received such a notice from the NYSE Regulation. In accordance with Section 1009(h) of the Company Guide, if we are again determined to be below any of the NYSE American continued listing standards within twelve months of May 12, 2017, NYSE Regulation will examine the relationship between the two incidents of noncompliance and re-evaluate our method of financial recovery from the first incident. NYSE Regulation will then take appropriate action, which, depending on the circumstances, may include truncating the compliance procedures described in Section 1009 of the Company Guide or immediately initiating delisting proceedings.

We are exploring options to address our low stockholders’ equity. We can give no assurances that we will be able to address it successfully, or that, if we receive a notice of non-compliance from NYSE Regulation, that we will be able to address such non-compliance or, even if we do, that we will be able to maintain the listing of our common stock on the NYSE American. In addition, we may determine to pursue business opportunities or grow our business at levels or on timelines that further reduces our stockholders’ equity below the level required to maintain compliance with NYSE American continued listing standards. The delisting of our common stock for whatever reason could, among other things, substantially impair our ability to raise additional capital; result in a loss of institutional investor interest and fewer financing opportunities for us; and/or result in potential breaches of representations or covenants of our warrants or other agreements pursuant to which we made representations or covenants relating to our compliance with applicable listing requirements. Claims related to any such breaches, with or without merit, could result in costly litigation, significant liabilities and diversion of our management’s time and attention and could have a material adverse effect on our financial condition, business and results of operations. In addition, the delisting of our common stock for whatever reason may materially impair our stockholders’ ability to buy and sell shares of our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock.

If our common stock were delisted and determined to be a “penny stock,” a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock in the secondary market.

If our common stock were delisted or suspended from trading on the NYSE American, it may be subject to the so-called “penny stock” rules. The SEC has adopted regulations that define a “penny stock” to be any equity security that has a market price per share of less than $5.00, subject to certain exceptions, such as any securities listed on a national securities exchange. For any transaction involving a “penny stock,” unless exempt, the rules impose additional sales practice requirements on broker-dealers, subject to certain exceptions. If our common stock were delisted and determined to be a “penny stock,” a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock.

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

The market price for our common stock historically has been highly volatile, and the market for our common stock has from time to time experienced significant price and volume fluctuations, based both on our operating performance and for reasons that appear to us unrelated to our operating performance. Our stock is also thinly traded, which can affect market volatility, which could significantly affect the market price of our common stock without regard to our operating performance. In addition, the market price of our common stock may fluctuate significantly in response to a number of factors, including:

●	the level of our financial resources;

●	announcements of entry into or consummation of a financing;

●	announcements of new products or technologies, commercial relationships or other events by us or our competitors;

●	announcements of difficulties or delays in entering into commercial relationships with our customers;

●	changes in securities analysts’ estimates of our financial performance or deviations in our business and the trading price of our common stock from the estimates of securities analysts;

●	fluctuations in stock market prices and trading volumes of similar companies;

●	sales of large blocks of our common stock, including sales by significant stockholders, our executive officers or our directors or pursuant to shelf or resale registration statements that register shares of our common stock that may be sold by us or certain of our current or future stockholders;

●	discussion of us or our stock price by the financial press and in online investor communities;

●	announcement of non-compliance with any of the NYSE American continued listing standards;

●	commencement of delisting proceedings by NYSE Regulation; and

●	additions or departures of key personnel.

The realization of any of the foregoing could have a dramatic and adverse impact on the market price of our common stock.

Future sales of substantial amounts of our common stock in the public market or the anticipation of such sales could have a material adverse effect on then-prevailing market prices.

In April 2017, March 2017, and November 2016, we sold an aggregate of approximately 642,000 shares of our common stock in registered direct offerings. In a private placement we completed in November 2013, we issued approximately 120,000 shares of our common stock and warrants to purchase approximately 72,000 shares of our common stock at an exercise price of $20.00 per share. A registration statement registering the resale of the shares we issued in such private placement and the shares issuable upon exercise of the warrants we issued in such private placement is currently effective, and we are obligated to use commercially reasonable efforts to maintain such registration statement continuously effective until all such registered shares have been sold.

In addition, as of December 31, 2017, there were approximately 156,000 shares of our Series A Preferred Stock outstanding. The holders of such shares may elect to convert them into shares of our common stock at any time. Based on the current conversion price, we would issue approximately 11,000 shares of our common stock if all of the outstanding shares of our Series A Preferred Stock were so converted. Generally, all of the shares of common stock we may issue upon conversion of the Series A Preferred Stock may be sold under Rule 144 of the Securities Act of 1933.

As of December 31, 2017, there were also approximately 156,000 shares of common stock reserved for issuance upon the exercise of outstanding stock options at exercise prices ranging from $5.10 to $35.00 per share. Registration statements registering such shares of common stock are currently effective.

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

We may raise additional capital at any time and may do so through one or more financing alternatives, including public or private sales of equity or debt securities directly to investors or through underwriters or placement agents. As discussed above, we are exploring options to address our non-compliance with the NYSE American continued listing standards, in particular, options to address our low stockholders’ equity. We have a shelf registration statement on file under which we could currently sell up to approximately $23.2 million worth of securities. See also “Our ability to raise capital may be limited by applicable laws and regulations,” below. Raising capital through the issuance of common stock (or securities convertible into or exchangeable or exercisable for shares of our common stock) may depress the market price of our stock and may substantially dilute our existing stockholders. In addition, our board of directors may issue preferred stock with rights, preferences and privileges that are senior to those of the holders of our common stock. Debt financings could involve covenants that restrict our operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens or make investments and may, among other things, preclude us from making distributions to stockholders (either by paying dividends or redeeming stock) and taking other actions beneficial to our stockholders. In addition, investors could impose more one-sided investment terms and conditions on companies that have or are perceived to have limited remaining funds or limited ability to raise additional funds. The lower our cash balance, the more difficult it is likely to be for us to raise additional capital on commercially reasonable terms, or at all.

Our ability to raise capital may be limited by applicable laws and regulations.

Over the past few years we have raised capital through the sale of our equity securities. The offerings we completed in April 2014, November 2016, March 2017 and April 2017 were equity offerings conducted under the “shelf” registration statement on Form S-3. Using a shelf registration statement on Form S-3 to raise additional capital generally takes less time and is less expensive than other means, such as conducting an offering under a Form S-1 registration statement. However, our ability to raise capital using a shelf registration statement may be limited by, among other things, current SEC rules and regulations. Under current SEC rules and regulations, we must meet certain requirements to use a Form S-3 registration statement to raise capital without restriction as to the amount of the market value of securities sold thereunder. One such requirement is that we periodically evaluate the market value of our outstanding shares of common stock held by non-affiliates, or public float, and if, at an evaluation date, our public float is less than $75.0 million, then the aggregate market value of securities sold by us or on our behalf under the Form S-3 in any 12-month period is limited to an aggregate of one-third of our public float. Our public float is currently approximately $8.1 million and therefore we are currently subject to the one-third of our public float limitation. Assuming our public float remains the same amount the next time we are required to evaluate it, we will only be able to sell up to an additional approximately $2.7 million using the “shelf” registration statement. If our ability to utilize a Form S-3 registration statement for a primary offering of our securities is limited to one-third of our public float, we may conduct such an offering pursuant to an exemption from registration under the Securities Act or under a Form S-1 registration statement, and we would expect either of those alternatives to increase the cost of raising additional capital relative to utilizing a Form S-3 registration statement.

In addition, under current SEC rules and regulations, our common stock must be listed and registered on a national securities exchange in order to utilize a Form S-3 registration statement (i) for a primary offering, if our public float is not at least $75.0 million as of a date within 60 days prior to the date of filing the Form S-3 or a re-evaluation date, whichever is later, and (ii) to register the resale of our securities by persons other than us (i.e., a resale offering). While currently our common stock is listed on the NYSE American, there can be no assurance that we will be able to maintain such listing. See also our risk factor “Although we have regained compliance with the continued listing standards of the NYSE American with which we were previously not compliant, if we are again determined to be non-compliant with any of its continued listing standards within twelve months of May 12, 2017, depending on the nature of such non-compliance, NYSE Regulation may truncate the compliance procedures available to us or immediately initiate delisting proceedings” above.

Our ability to timely raise sufficient additional capital also may be limited by the NYSE American’s stockholder approval requirements for transactions involving the issuance of our common stock or securities convertible into our common stock. For instance, the NYSE American requires that we obtain stockholder approval of any transaction involving the sale, issuance or potential issuance by us of our common stock (or securities convertible into our common stock) at a price less than the greater of book or market value, which (together with sales by our officers, directors and principal stockholders) equals 20% or more of our then outstanding common stock, unless the transaction is considered a “public offering” by the NYSE American staff. In addition, certain prior sales by us may be aggregated with any offering we may propose in the future, further limiting the amount we could raise in any future offering that is not considered a public offering by the NYSE American staff and involves the sale, issuance or potential issuance by us of our common stock (or securities convertible into our common stock) at a price less than the greater of book or market value. The NYSE American also requires that we obtain stockholder approval if the issuance or potential issuance of additional shares will be considered by the NYSE American staff to result in a change of control of our company.

Obtaining stockholder approval is a costly and time-consuming process. If we are required to obtain stockholder approval for a potential transaction, we would expect to spend substantial additional money and resources. In addition, seeking stockholder approval would delay our receipt of otherwise available capital, which may materially and adversely affect our ability to execute our business strategy, and there is no guarantee our stockholders ultimately would approve a proposed transaction. A public offering under the NYSE American rules typically involves broadly announcing the proposed transaction, which often times has the effect of depressing the issuer’s stock price. Accordingly, the price at which we could sell our securities in a public offering may be less, and the dilution existing stockholders experience may in turn be greater, than if we were able to raise capital through other means.

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

ITEM 2. Properties

We lease approximately 28,000 square feet of office space in Carlsbad, California. The term of the lease is from June 2011 through November 2018, and we have the option to renew the lease for an additional five-year extension. We also lease approximately 7,500 square feet of warehouse space in Hilliard, Ohio. The term of this lease is from May 2013 through April 2018, and we anticipate extending this lease through April 2019. The facilities that we lease are suitable for our current needs and are considered adequate to support expected growth.

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

ITEM 4. Mine Safety Disclosures

Not Applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NYSE American under the symbol “NTN.” Set forth below are the high and low sales prices (adjusted for the reverse/forward split effected on June 3, 2016) for our common stock during the two most recent fiscal years.

	High	Low
Year Ended December 31, 2017
First Quarter	$9.54	$5.42
Second Quarter	$8.54	$5.65
Third Quarter	$7.98	$6.01
Fourth Quarter	$6.43	$3.76

	High	Low
Year Ended December 31, 2016
First Quarter	$9.45	$5.50
Second Quarter	$10.23	$4.89
Third Quarter	$8.31	$5.23
Fourth Quarter	$10.65	$5.92

On March 6, 2018, the closing price for our common stock as reported on the NYSE American was $6.60 and there were approximately 541 holders of record.

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

We have 156,000 shares of Series A Preferred Stock issued and outstanding. The Series A Preferred Stock provides for a cumulative annual dividend of 10 cents per share, payable in semi-annual installments in June and December. Dividends may be paid in cash or in shares of our common stock. In 2017, we paid approximately $16,000 in cash dividends to the Series A Preferred Stockholders.

ITEM 6. Selected Financial Data

Under SEC rules and regulations, as a smaller reporting company, we are not required to provide the information otherwise required by this item.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the accompanying audited consolidated financial statements and notes, included in Item 8 of this report, to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. You should also see the section entitled “Forward-Looking Statements” at the beginning of this report. All dollar amounts in MD&A are rounded to the nearest thousand. Our MD&A is organized as follows:

●	Overview and Highlights. This section provides a general description of our business and significant events and transactions that we believe are important in understanding our financial condition and results of operations.

●	Critical Accounting Policies. This section provides a listing of our significant accounting policies, including any material changes in our critical accounting policies, estimates and judgments during the year ended December 31, 2017 from those described in the MD&A section of our Annual Report on Form 10-K for the year ended December 31, 2016.

●	Results of Operations. This section provides an analysis of our results of operations presented in the accompanying audited consolidated statements of operations by comparing the results for our two most recent completed fiscal years.

●	Liquidity and Capital Resources. This section provides an analysis of our historical cash flows, as well as our future capital requirements.

Overview

We deliver interactive entertainment and innovative dining technology to bars and restaurants in North America. Customers subscribe to our customizable solution to differentiate themselves via competitive fun by offering guests trivia, card, sports and single player games, nationwide competitions, and self-service dining features including dynamic menus, touchscreen ordering and secure payment. Our platform can improve operating efficiencies, create connections among the players and venues and amplify guests’ positive experiences.

Results of Operations

Year Ended December 31, 2017 compared to the Year Ended December 31, 2016

We generated a net loss of $1,077,000 for the year ended December 31, 2017, compared to net loss of $2,923,000 for the year ended December 31, 2016.

Revenue

We currently generate revenue by charging subscription fees for our service to our network subscribers, by leasing equipment (including tablets used in our BEOND tablet platform and the cases and charging trays for the tablets) to certain network subscribers, by hosting live trivia events, by selling advertising aired on in-venue screens and as part of customized games, from providing professional services (such as developing certain functionality within our platform for customers), and from pay-to-play single player games. The table below summarizes the type of revenue we generated for the years ended December 31, 2017 and 2016:

	Years ended December 31,
	2017		2016
	$	% of Total Revenue	$	% of Total Revenue	Change $	% Change
Subscription revenue	16,949,000	79.7%	17,463,000	78.3%	(514,000)	(2.9%)
Sales-type lease revenue	770,000	3.6%	1,266,000	5.7%	(496,000)	(39.2%)
Other revenue	3,555,000	16.7%	3,583,000	16.0%	(28,000)	(0.8%)
Total	21,274,000	100.0%	22,312,000	100.0%	(1,038,000)	(4.7%)

Subscription revenue decreased for the year ended December 31, 2017 primarily due to lower average site count when compared to 2016. Equipment lease revenue recognized under sales-type lease arrangements in 2017 decreased due to fewer installations of our BEOND platform for customers under sales-type lease arrangements when compared to 2016. Equipment lease revenue (which has lower margins due to the cost we incur to purchase the equipment that we lease) is recognized when we lease the equipment. The equipment lease revenue is a one-time payment that covers the lease of the equipment for three-years, after which the lessee may purchase the equipment for a nominal fee or lease new equipment. We expect the amount of equipment lease revenue to continue fluctuating in correlation with customer contracts under sales-type lease arrangements. Other revenue decreased for the year ended December 31, 2017 due primarily to decreased professional services revenue offset by an increased in our revenue from pay-to-play single player games. The increase in our revenue from pay-to-play single player games is primarily due to it being available all of 2017, whereas during 2016, it was available only since the second quarter.

Geographic breakdown of our ending site count for the Buzztime network is as follows:

	Network Subscribers as of December 31,
	2017	2016
United States	2,590	2,664
Canada	140	150
Total	2,730	2,814

Direct Costs and Gross Margin

The following table compares the direct costs and gross margin for the years ended December 31, 2017 and 2016:

	For the years ended December 31,
	2017	2016	Change
Revenues	$21,274,000	$22,312,000	$(1,038,000)
Direct Costs	6,755,000	7,710,000	(955,000)
Gross Margin	$14,519,000	$14,602,000	$(83,000)

Gross Margin Percentage	68.2%	65.4%

Direct costs decreased 12% for the year ended December 31, 2017 primarily due to decreased depreciation expense for capitalized site equipment and for software development programs of $482,000, decreased service provider fees of $267,000, decreased equipment expense of $199,000, which was related to lower sale-type lease revenue offset by increased repair expense.

Operating Expenses

	For the years ended December 31,
	2017	2016	Change
Selling, general and administrative	$15,587,000	$16,458,000	$(871,000)
Depreciation and amortization (excluding depreciation and amortization included in direct operating costs)	$334,000	$422,000	$(88,000)

Selling, General and Administrative Expenses

The decrease in selling, general and administrative expenses for the year ended December 31, 2017 was primarily due to decreased payroll and related expense of $272,000 resulting from capitalizing more payroll compared to 2016, decreased marketing expense of $209,000, decreased equipment expense of $160,000, decreased miscellaneous taxes of $138,000 and decreased other miscellaneous expenses of $91,000, in each case, when compared to 2016.

Depreciation and Amortization

The decrease in depreciation and amortization expense for the year ended December 31, 2017 compared to 2016 was primarily due to assets becoming fully depreciated or amortized sooner than we are replenishing them with new assets.

Other Expense, Net

	For the years ended December 31,		Increase in
	2017	2016	income, net
Interest expense	$(498,000)	$(576,000)
Other income (expense), net	889,000	(31,000)
Total other income (expense), net	$391,000	$(607,000)	$998,000

The increase in total other income (expense), net is primarily due to a one-time payment from a supplier as well as less interest expense due to less long-term debt outstanding. The one-time payment related to a supply chain matter that was resolved in exchange for such payment and which we do not expect to receive again

Income Taxes

	For the years ended December 31,
	2017	2016
Provision for income taxes	$(66,000)	$(38,000)

We expect to incur state income tax liability in 2017 related to our U.S. operations. We also expect to incur income tax liability in Canada due to the profitability of our Canadian subsidiary. At December 31, 2017, we had available NOL carryforwards of approximately $66,554,000 for federal income tax purposes, which will begin expiring in 2018. The NOL carryforwards for state purposes, which will continue expiring in 2018, are approximately $29,185,000. There can be no assurance that we will ever be able to realize the benefit of some or all of the federal and state loss carryforwards due to continued operating losses. Further, under Internal Revenue Code Section 382 and similar state provisions, ownership changes may limit the annual utilization of NOL carryforwards existing prior to a change in control that are available to offset future taxable income. Such limitations would reduce, potentially significantly, the gross deferred tax assets related to the NOL carryforwards. We had a Section 382 analysis performed to determine the impact of changes in ownership. Based on this analysis, no ownership change has occurred that would limit the use of the NOLs, provided we generate sufficient future earnings prior to the expiration of the NOLs and that future changes in ownership do not trigger a Section 382 limitation. We continue to disclose the NOL carryforwards at their original amount as no potential limitation has been quantified. We have also established a full valuation allowance for substantially all deferred tax assets, including the NOL carryforwards, since we could not conclude that we are more likely than not able to generate future taxable income to realize these assets. In addition, we have approximately $170,000 of state tax credit tax carryforwards that expire in the years 2018 through 2026.

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

The reconciliation of our consolidated net loss calculated in accordance with GAAP to EBITDA for the years ended December 31, 2017 and 2016 is shown in the table below. EBITDA should not be considered as substitutes for, or superior to, net loss calculated in accordance with GAAP.

	For the years ended December 31,
	2017	2016
Net loss per GAAP	$(1,077,000)	$(2,923,000)
Interest expense, net	498,000	576,000
Income tax provision	66,000	38,000
Depreciation and amortization	2,317,000	2,887,000
EBITDA	$1,804,000	$578,000

Liquidity and Capital Resources

As of December 31, 2017, we had cash and cash equivalents of $3,378,000 compared to cash and cash equivalents of $5,686,000 as of December 31, 2016.

In November 2017, we entered into an amended and restated loan and security agreement (the “Amended and Restated Loan Agreement”) with East West Bank (“EWB”). The Amended & Restated Loan Agreement amends and restates the loan and security agreement that we entered into with EWB dated as of April 14, 2015 (as the same has been previously amended, the “Prior Loan Agreement”).

The following is a summary of the material terms of the Amended and Restated Loan Agreement:

●            EWB loaned us $4,500,000 as a one-time 36-month term loan, $4,450,000 of which we agreed to use, and did use, to refinance the $4,450,000 that we had outstanding under the Prior Loan Agreement. We applied the additional $50,000 to pay the facility fee ($45,000) and to pay reasonable costs or expenses incurred by EWB in connection with, among other matters, the preparation and negotiation of the Amended and Restated Loan Agreement.

●            We are required to make payments on the loan on the last calendar day of each month commencing on December 31, 2017 and through its maturity date, November 29, 2020. Payments will be interest only until the payment due on June 30, 2018, at which time payments will become principal plus interest.

●            Other than during the continuance of an event of default, the loan bears interest, on the outstanding daily balance thereof, at our option, at either: (A) a variable rate per annum equal to the prime rate as set forth in The Wall Street Journal plus 1.75%, or (B) -a fixed rate per annum equal to the LIBOR rate for the interest period for the advance plus 4.50%.

●            We continue to grant and pledge to EWB a first-priority security interest in all our existing and future personal property, including our intellectual property, subject to customary exceptions.

●            Subject to customary exceptions, we continue to generally be prohibited from borrowing additional Indebtedness other than subordinated debt and up to $2.0 million in the aggregate for the purpose of equipment financing to the extent EWB approves such debt. “Indebtedness” means (i) all our other indebtedness for borrowed money or the deferred purchase price of property or services, (ii) all our obligations evidenced by notes, bonds, debentures and similar instruments, (iii) all our capital lease obligations, and (iv) all our contingent obligations.

●            We must comply with the following financial covenants:

○            Minimum Fixed Charge Coverage Ratio – We must not have a Fixed Charge Coverage Ratio (as defined below) as of the last day of a fiscal quarter less than 1.25 to 1.00. However, if our unrestricted cash exceeds the loan principal outstanding, then what would otherwise be a breach of the covenant will be deemed automatically cured. The automatic cure may not be used more than (A) two times in any fiscal year or (B) four times during the term of the Amended and Restated Loan Agreement. Fixed Charge Coverage Ratio means the ratio of (a) Adjusted EBITDA (as defined below) for the four fiscal quarters ending on the applicable measuring date, less (i) unfinanced capital expenditures during such period and (ii) cash taxes paid during such period, to (b) the sum of (i) scheduled principal and interest payments with respect to the loan, (ii) scheduled principal and interest payments with respect to other Indebtedness (as defined below) and (C) scheduled lease payments. “Adjusted EBITDA” means (a) EBITDA (which is net income, plus interest expense, plus, to the extent deducted in the calculation of net income, depreciation expense and amortization expense, plus income tax expense) plus (b) other noncash expenses and charges, plus (c) to the extent approved by EWB, other onetime charges, plus (g) to the extent approved by EWB, any losses arising from the sale, exchange, transfer or other disposition of assets not in the ordinary course of business.

○            Minimum Liquidity – The aggregate amount of unrestricted cash we have in deposit accounts or securities accounts maintained with EWB must not be less than $2,000,000. This liquidity test will be measured the last day of each calendar month.

○            Maximum Sr. Leverage Ratio – As of the last day of a fiscal quarter, the ratio of (a) all our Indebtedness outstanding on such day, other than subordinated debt, to (b) Adjusted EBITDA for four fiscal quarters ending on such day, must not be greater than 2.75 to 1.00 for fiscal quarters ending December 31, 2017 through March 31, 2018, and must not be greater than 2.50 to 1.00 for fiscal quarters ending June 30, 2018 and later.

As of December 31, 2017, we were in compliance with all covenants except the Fixed Charge Coverage Ratio. We anticipate that EWB will waive such non-compliance, and EWB informed us that is would forbear from taking action with respect to the event of default caused by such non-compliance. Accordingly, we expect that our repayment terms will not change as a result of this non-compliance.

As of December 31, 2017, $4,500,000 was outstanding under the Amended and Restated Loan Agreement, all of which is recorded in current portion of long-term debt on the accompanying consolidated balance sheet as a result of the covenant non-compliance as of December 31, 2017 discussed above. We recorded total debt issuance costs of $59,000, which includes the $45,000 facility fee. The debt issuance costs will be amortized to interest expense using the effective interest rate method over the life of the loan. As of December 31, 2017, the unamortized portion of the debt issuance costs was $56,000 and is recorded as a reduction of long term debt. We have no more borrowing availability under the Amended and Restated Loan Agreement.

We have another financing arrangement with an equipment lender under which we may request funds to finance the purchase of certain capital equipment. The lender determines whether to extend such funds on a case-by-case basis, taking into account such factors as the lender considers relevant, including the amount outstanding under this financing arrangement. Through December 31, 2017, we borrowed $9,690,000. As of December 31, 2017, $623,000 was outstanding, of which $615,000 is recorded in current portion of long-term debt and $8,000 is recorded in long-term debt on the accompanying consolidated balance sheet. We currently do not expect the lender to lend any additional funds under this financing arrangement.

In connection with preparing the financial statement as of and for the year ended December 31, 2017, we evaluated whether there are conditions and events, considered in the aggregate, that are known and reasonably knowable that would raise substantial doubt about our ability to continue as a going concern within one year after the date that such financial statements are issued. As a result of such evaluation, we believe we will have sufficient cash to meet our operating cash requirements and to fulfill our debt obligations for at least the next twelve months from the issuance date of such financial statements. To address our low stockholders’ equity, to increase the likelihood that we will be able to successfully execute our operating and strategic plan, and to position us to better take advantage of market opportunities for growth, we are continuing to evaluate additional financing alternatives, including additional equity financings and alternative sources of debt. If our cash and cash equivalents are not sufficient to meet future cash requirements, we may be required to reduce planned capital expenses, reduce operational cash uses or raise capital on terms that are not as favorable to us as they otherwise might be. Any actions we may undertake to reduce planned capital purchases or reduce expenses may be insufficient to cover shortfalls in available funds. If we require additional capital, we may be unable to secure additional capital on terms that are acceptable to us, or at all.

Working Capital

As of December 31, 2017, we had negative working capital (current liabilities in excess of current assets) of $1,109,000 compared to working capital (current assets in excess of current liabilities) of $4,019,000 as of December 31, 2016. Due to the non-compliance with the Fixed Charge Coverage Ratio as of December 31, 2017 discussed above, the $4,500,000 outstanding under the Amended and Restated Loan Agreement was classified as current portion of long-term debt, which attributed to the negative working capital amounts. The following table shows our change in working capital from December 31, 2016 to December 31, 2017.

Increase (Decrease)
Working capital as of December 31, 2016	$4,019,000
Changes in current assets:
Cash and cash equivalents	(2,308,000)
Accounts receivable, net of allowance	(214,000)
Site equipment to be installed	1,868,000
Prepaid expenses and other current assets	(370,000)
Total current assets	(1,024,000)
Changes in current liabilities:
Accounts payable	143,000
Accrued compensation	(414,000)
Accrued expenses	(279,000)
Sales taxes payable	(35,000)
Income taxes payable	9,000
Current portion of long-term debt	2,071,000
Current portion of obligations under capital leases	21,000
Deferred revenue	2,505,000
Deferred rent	182,000
Other current liabilities	(99,000)
Total current liabilities	4,104,000
Net change in working capital	(5,128,000)
Working capital as of December 31, 2017	$(1,109,000)

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying consolidated statements of cash flows, are summarized as follows:

	For the years ended December 31,
	2017	2016	Change
Cash provided by (used in):
Operating activities	$549,000	$23,000	$526,000
Investing activities	(1,452,000)	(840,000)	(612,000)
Financing activities	(1,468,000)	3,256,000	(4,724,000)
Effect of exchange rates	63,000	24,000	39,000
Net (decrease) increase in cash and cash equivalents	$(2,308,000)	$2,463,000	$(4,771,000)

Net cash provided by operations. The increase in cash provided by operating activities was due to a decrease in net loss of $1,688,000, after giving effect to adjustments made for non-cash transactions, offset by an increase in cash used in operating assets and liabilities of $1,162,000 during 2017 compared to 2016, primarily driven by purchases of site equipment to be installed inventory, which increased to $4,866,000 as of December 31, 2017 from $2,998,000 as of December 31, 2016.

Our largest use of cash is payroll and related costs. Cash used for payroll and related costs increased $105,000 to $11,178,000 for 2017 from $11,073,000 for 2016, primarily due to the timing of hew hires in 2016.

Our primary source of cash is cash we generate from customers. Cash received from customers increased $2,857,000 to $26,050,000 for 2017 from $23,193,000 for 2016. This increase was primarily related to a one-time prepayment from Buffalo Wild Wings for equipment and services to be delivered in the future.

Net cash (used in) investing activities. The $612,000 increase in cash used in investing activities was primarily due to increased software development expenditures and capital expenditures.

Net cash (used in) provided by financing activities. The $4,724,000 increase in cash used in financing activities was primarily attributable to the following:

●	During 2017, we received $2,452,000 less in proceeds from long-term debt than we did during 2016;
●	During 2017, our payments on long-term debt increased by $1,209,000 compared to 2016; and
●	During 2017, we received $919,000 less in net proceeds from common stock offerings than we did during 2016.

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

ASC No. 350 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with ASC No. 360, Property, Plant and Equipment. In accordance with ASC No. 360, we assess potential impairments of our long-lived assets whenever events or changes in circumstances indicate the asset’s carrying value may not be recoverable. An impairment loss would be recognized when the carrying amount of a long-lived asset or asset group is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. We performed our annual reviews as of December 31, 2017 and 2016 of our other intangible assets and determined that there were no indications of impairment for either period.

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

Software Development Costs—We capitalize costs related to the development of certain software products in accordance with ASC No. 350. Amortization of costs related to interactive programs is recognized on a straight-line basis over the programs’ estimated useful lives, generally two to three years. Amortization expense relating to capitalized software development costs totaled $230,000 and $386,000 for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017 and 2016, approximately $784,000 and $642,000, respectively, of capitalized software costs were not subject to amortization as the development of various software projects was not complete.

We performed our annual review of software development projects for the year ended December 31, 2017 and determined to abandon various software development projects that we concluded were no longer a current strategic fit or for which we determined that the marketability of the content had decreased due to obtaining additional information regarding the specific industry for which the content was intended. As a result, an impairment of $5,000 was recognized for the year ended December 31, 2017, which was recorded in selling, general and administrative expenses on our consolidated statements of operations. We also performed our annual review for the year ended December 31, 2016 and determined that there were no indications of impairments during this period.

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

The following weighted average assumptions were used for grants issued during 2017 and 2016 under the ASC No. 718 requirements:

	2017	2016
Weighted average risk-free rate	1.97%	1.20%
Weighted average volatility	113.57%	111.02%
Dividend yield	0.00%	0.00%
Expected life	7.19 years	6.17 years

ASC No. 718 requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeiture rates differ from those estimates. Forfeitures were estimated based on historical activity for our company. Stock-based compensation expense for employees for the years ended December 31, 2017 and 2016 was $457,000 and $419,000, respectively, and is included in selling, general and administrative expenses based upon the departments to which substantially all of the associated employees report and credited to additional paid-in-capital.

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

Earnings Per Share—Basic and diluted loss per common share have been computed by dividing the losses applicable to common stock by the weighted average number of common shares outstanding. Our basic and fully diluted earnings per share (“EPS”) calculation are the same since the increased number of shares that would be included in the diluted calculation from assumed exercise of common stock equivalents would be anti-dilutive to the net loss in each of the years shown in the consolidated financial statements.

Segment Reporting—In accordance with ASC No. 280, Segment Reporting, we have determined that we operate as one operating segment. Decisions regarding our overall operating performance and allocation of our resources are assessed on a consolidated basis.

Recent Accounting Pronouncements

In February 2018, the FASB issued Accounting Standards Update (ASU) No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220)—Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This update was issued to address the income tax accounting treatment of the stranded tax effects within other comprehensive income due to the prohibition of backward tracing due to an income tax rate change that was initially recorded in other comprehensive income. This issue came about from the enactment of the Tax Cuts and Jobs Act on December 22, 2017, which changed our income tax rate from 35% to 21%. The ASU changed current accounting whereby an entity may elect to reclassify the stranded tax effect from accumulated other comprehensive income to retained earnings. The ASU is effective for periods beginning after December 15, 2018 (which is January 1, 2019 for us), although early adoption is permitted. We do not anticipate that the adoption of this ASU will have a material impact on our consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present EPS in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 (which is January 1, 2019 for us). Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. We do not expect the adoption of ASU 2017-11 to have a material impact on our consolidated financial statements and related disclosures.

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

In January 2017, the FASB issued ASU No 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This update removes the requirement to perform step two of the quantitative two-step goodwill impairment test. An entity still has the option to perform the qualitative assessment for an entity to determine if the quantitative impairment test is necessary. This update is effective on a prospective basis for fiscal years beginning after December 15, 2019 (which is January 1, 2020 for us). Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not anticipate that the adoption of this ASU will have a material impact on our consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This update outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for fiscal periods beginning after December 15, 2017 (which is January 1, 2018 for us), including interim periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We have the option of using either a full retrospective or a modified approach to adopting the guidance. We will apply the full-retrospective method when adopting this guidance. This update requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required for customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. We continue to evaluate the effect of adopting this update and expect to complete our assessment by the end of the quarter ending March 31, 2018.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017. According to the guidelines established by Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, one or more material weaknesses renders a company’s internal control over financial reporting ineffective. Based on this evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

ITEM 9B. Other Information

Not Applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be set forth under the headings “PROPOSAL 1: ELECTION OF DIRECTORS,” “BOARD OF DIRECTORS AND CORPORATE GOVERNANCE,” “EXECUTIVE OFFICERS,” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in our definitive proxy statement relating to our 2018 annual meeting of stockholders (the “Proxy Statement”), which we expect to filed no later than 120 days after the end of our fiscal year ended December 31, 2017, and is incorporated in this report by reference.

ITEM 11. Executive Compensation

The information required by this item will be set forth under the heading “EXECUTIVE OFFICER COMPENSATION” in the Definitive Proxy Statement and is incorporated in this report by reference.

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

PART IV

ITEM 15. Exhibits, Consolidated Financial Statement Schedules

(a) The following documents are filed as a part of this report:

(1) Consolidated Financial Statements. The consolidated financial statements of the Company and its consolidated subsidiaries are set forth in the “Index to Consolidated Financial Statements” on page F-1.

(2) Financial Statement Schedules. None

(3) Exhibits.

Exhibit	Description	Filed or Furnished Herewith	Incorporated By Reference From the Document Indicated Previously Filed by the Registrant
3.1(a)	Restated Certificate of Incorporation.		Exhibit to Form 10-Q filed on August 14, 2013

3.1(b)	Certificate of Amendment to the Restated Certificate of Incorporation (reverse/forward split).		Exhibit to Form 8-K filed on June 17, 2016

3.1(c)	Certificate of Decrease of the Series A Convertible Preferred Stock.		Exhibit to Form 8-K filed on April 12, 2017

3.1(d)	Certificate of Amendment to the Restated Certificate of Incorporation (decrease in authorized capital stock).		Exhibit to Form 8-K filed on June 9, 2017

3.2	Bylaws of the Company, as amended.		Exhibit to Form 10-K filed on March 26, 2008

4.1	Form of Certificate of Common Stock of NTN Buzztime, Inc.		Exhibit to Form 8-K filed on June 17, 2016

4.2	Form of warrant issued on November 12, 2013.		Exhibit to Form 8-K filed on November 13, 2013

10.1(a)*	Amended 2010 Performance Incentive Plan.		Exhibit to Definitive Proxy Statement on Schedule 14A filed on April 24, 2015

10.1(b)*	Form of Incentive Stock Option Agreement under the Amended 2010 Performance Incentive Plan.		Exhibit to Form 10-Q filed on May 14, 2010

10.1(c)*	Form of Nonstatutory Stock Option Agreement under the Amended 2010 Performance Incentive Plan.		Exhibit to Form 10-Q filed on May 14, 2010

10.1(d)*	Form of Stock Unit Agreement under the Amended 2010 Performance Incentive Plan.		Exhibit to Form 10-Q filed on November 9, 2012

10.1(e)*	Form of Restricted Stock Grant Agreement under the Amended 2010 Performance Incentive Plan.		Exhibit to Form 10-K filed on March 29, 2013

10.2(a)	Office Lease, dated February 24, 2011, by and between Beckman/Carlsbad I, LLC and the Company Filed herewith.		Exhibit to Form 10-K filed on March 25, 2011

10.2(b)	Confirmation of Lease Term, dated June 24, 2011, by and between Beckman/Carlsbad I, LLC and the Company.		Exhibit to Form 10-Q filed on August 12, 2011

10.3*	Employment Agreement, dated August 21, 2014, by and between the registrant and Ram Krishnan.		Exhibit to Form 10-Q filed on November 7, 2014

10.4(a)*	NTN Buzztime, Inc. 2014 Inducement Plan.		Exhibit to Form 10-Q filed on November 7, 2014

10.4(b)*	Form of Nonstatutory Stock Option Agreement under the NTN Buzztime, Inc. 2014 Inducement Plan.		Exhibit to Form 10-Q filed on November 7, 2014

10.5(a)*	The NTN Buzztime, Inc. Executive Incentive Plan for Eligible Employees of NTN Buzztime, Inc. Fiscal Year 2016.		Exhibit to Form 10-Q filed on November 9, 2016

10.5(b)*	Amendment 1 to the NTN Buzztime, Inc. Executive Incentive Plan for Eligible Employees of NTN Buzztime, Inc. Fiscal Year 2016 dated March 10, 2017.		Exhibit to Form 8-K filed on March 13, 2017

10.6*	The NTN Buzztime, Inc. Executive Incentive Plan for Eligible Employees of NTN Buzztime, Inc. Fiscal Year 2017.		Exhibit to Form 8-K filed on March 13, 2017

10.7	Form of Director and Officer Indemnification Agreement		Exhibit to Form 10-Q filed on November 7, 2014

10.8(a)	Securities Purchase Agreement dated November 12, 2013, by and among the registrant and the purchasers identified therein		Exhibit to Form 8-K filed on November 13, 2013

10.8(b)	Registration Rights agreement dated November 12, 2013, by and among the registrant and the purchasers identified therein		Exhibit to Form 8-K filed on November 13, 2013

10.9(a)	Loan and Security Agreement by and between East West Bank and the registrant dated April 14, 2015		Exhibit to Form 8-K filed on April 16, 2015

10.9(b)	First Amendment to Loan and Security Agreement and Waiver by and between East West Bank and the registrant dated March 10, 2016.		Exhibit to Form 10-Q filed on May 9, 2016

10.9(c)	Second Amendment to the Loan and Security Agreement by and between East West Bank and NTN Buzztime, Inc. dated December 30, 2016.		Exhibit to Form 8-K filed on January 4, 2017

10.9(d)	Third Amendment to the Loan and Security Agreement by and between East West Bank and NTN Buzztime, Inc. dated February 28, 2017.		Exhibit to Form 8-K filed on March 3, 2017

10.9(e)	Amended and Restated Loan and Security Agreement by and between East West Bank and NTN Buzztime, Inc. dated November 29, 2017.		Exhibit to Form 8-K filed on November 30, 2017

10.10	Subscription Agreement between NTN Buzztime, Inc. and the purchaser parties thereto dated November 1, 2016.		Exhibit to Form 8-K filed on November 1, 2016

10.11	Subscription Agreement between NTN Buzztime, Inc. and the purchaser parties thereto dated March 27, 2017.		Exhibit to Form 8-K filed on March 27, 2017.

10.12	Subscription Agreement between NTN Buzztime, Inc. and the purchaser parties thereto dated April 25, 2017.		Exhibit to Form 8-K filed on April 25, 2017

10.13*	Separation Agreement and General Release of all Claims between Dave Miller and the registrant dated December 2, 2017.	X

21.1	Subsidiaries of Registrant	X

23.1	Consent of Squar Milner, LLP	X

24.1	Power of attorney (included on the signatures page of this report)	X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1#	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2#	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

*	Management Contract or Compensatory Plan
#	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated herein by reference into any filing of the Company whether made before or after the date hereof, regardless of any general incorporation language in such filing.

ITEM 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 9, 2018

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

Signature	Title	Date

/s/ Ram Krishnan	Chief Executive Officer and Director	March 9, 2018
Ram Krishnan	(Principal Executive Officer)

/s/ Allen Wolff	Chief Financial Officer and Executive Vice President	March 9, 2018
Allen Wolff	(Principal Financial Officer)

/s/ Sandra Gurrola	Vice President of Finance (Principal Accounting Officer)	March 9, 2018
Sandra Gurrola

/s/ Jeff Berg	Chairman of the Board of Directors	March 9, 2018
Jeff Berg

/s/ Steve Mitgang	Director	March 9, 2018
Steve Mitgang

/s/ Richard Simtob	Director	March 9, 2018
Richard Simtob

/s/ Gregory Thomas	Director	March 9, 2018
Gregory Thomas

/s/ Paul Yanover	Director	March 9, 2018
Paul Yanover

NTN BUZZTIME, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of NTN Buzztime, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NTN Buzztime, Inc. and its subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for each of the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ SQUAR MILNER LLP

We have served as the Company’s auditor since 2013.

Los Angeles, California
March 9, 2018

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amount)

	December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$3,378	$5,686
Accounts receivable, net of allowances of $463 and $376, respectively	714	928
Site equipment to be installed	4,866	2,998
Prepaid expenses and other current assets	680	1,050
Total current assets	9,638	10,662
Fixed assets, net (Note 3)	3,678	3,101

Software development costs, net of accumulated amortization of $2,651 and $2,641, respectively	1,459	970
Deferred costs	775	904
Goodwill (Note 4)	1,004	937
Intangible assets, net (Note 4)	-	29
Other assets	16	92
Total assets	$16,570	$16,695

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$390	$247
Accrued compensation (Note 6)	646	1,060
Accrued expenses	418	697
Sales taxes payable	107	142
Income taxes payable	13	4
Current portion of long-term debt (Note 11)	5,059	2,988
Current portion of obligations under capital leases (Note 12)	176	155
Current portion of deferred revenue	3,564	1,059
Deferred rent	182	-
Other current liabilities	192	291
Total current liabilities	10,747	6,643
Long-term debt (Note 11)	8	5,123
Long-term obligations under capital leases (Note 12)	164	259
Long-term deferred revenue	63	219
Deferred rent	-	371
Other liabilities	52	12
Total liabilities	11,034	12,627
Commitments and contingencies (Notes 12 and 13)

Shareholders’ Equity (Note 9):
Series A 10% cumulative convertible preferred stock, $.005 par value, $156 liquidation preference, 156 shares authorized; 156 shares issued and outstanding at December 31, 2017 and 2016	1	1
Common stock, $.005 par value, 15,000 shares authorized at December 31, 2017 and 2016; 2,521 and 2,261 shares issued and outstanding at December 31, 2017 and 2016, respectively	13	11
Treasury stock, at cost, 10 shares at December 31, 2017 and 2016	(456)	(456)
Additional paid-in capital	134,752	132,315
Accumulated deficit	(129,119)	(128,026)
Accumulated other comprehensive income (Note 14)	345	223
Total shareholders’ equity	5,536	4,068
Total liabilities and shareholders’ equity	$16,570	$16,695

See accompanying notes to consolidated financial statements

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Years Ended December 31,
	2017	2016

Revenues
Subscription revenue	$16,949	$17,463
Sales-type lease revenue	770	1,266
Other revenue	3,555	3,583
Total revenue	21,274	22,312
Operating expenses:
Direct operating costs (includes depreciation and amortization of $1,983 and $2,465, respectively)	6,755	7,710
Selling, general and administrative	15,587	16,458
Depreciation and amortization (excluding depreciation and amortization included in direct operating costs)	334	422
Total operating expenses	22,676	24,590
Operating loss	(1,402)	(2,278)
Other (expense) income:
Interest expense	(498)	(576)
Other income (expense)	889	(31)
Total other income (expense), net	391	(607)
Loss before income taxes	(1,011)	(2,885)
Provision for income taxes	(66)	(38)
Net loss	$(1,077)	$(2,923)

Net loss per common share - basic and diluted	$(0.44)	$(1.54)

Weighted average shares outstanding - basic and diluted	2,442	1,903

Comprehensive loss
Net loss	$(1,077)	$(2,923)
Foreign currency translation adjustment (Note 14)	122	51
Total comprehensive loss	$(955)	$(2,872)

See accompanying notes to consolidated financial statements

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended December 31, 2017 and 2016

(in thousands)

	Series A Cumulative Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Total

Balances at January 1, 2016	156	$1	1,849	$9	$129,209	$(456)	$(125,087)	$172	$3,848

Foreign currency translation adjustment	-	-	-	-	-	-	-	51	51
Net loss	-	-	-	-	-	-	(2,923)	-	(2,923)
Adjustment to common stock in connection with reverse/forward stock split (Note 9)	-	-	-	-	(3)	-	-	-	(3)
Net proceeds from issuance of common stock related to registered direct offering (Note 9)	-	-	412	2	2,690	-	-	-	2,692
Dividend paid to Series A preferred stockholders	-	-	-	-	-	-	(16)	-	(16)
Non-cash stock based compensation	-	-	-	-	419	-	-	-	419

Balances at December 31, 2016	156	$1	2,261	$11	$132,315	$(456)	$(128,026)	$223	$4,068

Foreign currency translation adjustment	-	-	-	-	-	-	-	122	122
Net loss	-	-	-	-	-	-	(1,077)	-	(1,077)
Common stock issued for compensation in lieu of cash payment	-	-	30	1	208	-	-	-	209
Net proceeds from issuance of common stock related to registered direct offering (Note 9)	-	-	230	1	1,772	-	-	-	1,773
Dividend paid to Series A preferred stockholders	-	-	-	-	-	-	(16)	-	(16)
Non-cash stock based compensation	-	-	-	-	457	-	-	-	457

Balances at December 31, 2017	156	$1	2,521	$13	$134,752	$(456)	$(129,119)	$345	$5,536

See accompanying notes to consolidated financial statements

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the twelve months ended December 31,
	2017	2016
Cash flows provided by operating activities:
Net loss	$(1,077)	$(2,923)
Adjustments to reconcile net loss to net cash provide by operating activities:
Depreciation and amortization	2,317	2,887
Provision for doubtful accounts	72	74
Excess and obsolete site equipment to be installed expense	226	63
Transfer of fixed assets to sales-type lease	-	5
Stock-based compensation	457	419
Amortization of debit issuance costs	60	36
Common stock issued for compensation in lieu of cash payment	209	-
Loss from disposition of equipment and capitalized software	18	33
Changes in assets and liabilities:
Accounts receivable	142	(83)
Site equipment to be installed	(3,932)	(217)
Prepaid expenses and other assets	443	121
Accounts payable and accrued liabilities	(586)	47
Income taxes payable	9	(19)
Deferred costs	130	425
Deferred revenue	2,349	(327)
Deferred rent	(189)	(170)
Other liabilities	(99)	(348)
Net cash provided by operating activities	549	23
Cash flows (used in) investing activities:
Capital expenditures	(728)	(427)
Software development expenditures	(724)	(413)
Net cash (used in) investing activities	(1,452)	(840)
Cash flows (used in) provided by financing activities:
Net proceeds from issuance of common stock related to registered direct offering	1,773	2,692
Proceeds from long-term debt	50	2,502
Payments on long-term debt	(3,038)	(1,829)
Debt issuance costs on long-term debt	(82)	(9)
Principal payments on capital lease	(155)	(81)
Adjustments to common stock in connection with reverse/forward stock split (Note 9)	-	(3)
Dividends paid to Series A preferred shareholders	(16)	(16)
Net cash (used in) provided by financing activities	(1,468)	3,256
Net (decrease) increase in cash and cash equivalents	(2,371)	2,439
Effect of exchange rate on cash	63	24
Cash and cash equivalents at beginning of year	5,686	3,223
Cash and cash equivalents at end of year	$3,378	$5,686

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$458	$492

Income taxes	$36	$47
Supplemental disclosure of non-cash investing and financing activities:

Site equipment transferred to fixed assets	$1,838	$1,220

Equipment acquired under capital lease	$81	$279

Site equipment transferred to other current assets	$-	$176

See accompanying notes to consolidated financial statements

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and 2016

1. Organization of Company

Description of Business

NTN Buzztime, Inc. (the “Company”) was incorporated in Delaware in 1984 as Alroy Industries and changed its corporate name to NTN Communications, Inc. in 1985. The Company changed its name to NTN Buzztime, Inc. in 2005 to better reflect the growing role of the Buzztime consumer brand.

The Company delivers interactive entertainment and innovative dining technology to bars and restaurants in North America. Customers subscribe to the Company’s customizable solution to differentiate themselves via competitive fun by offering guests trivia, card, sports and single player games, nationwide competitions, and by offering self-service dining features including dynamic menus, touchscreen ordering and secure payment. The Company’s platform can improve operating efficiencies, create connections among the players and venues and amplify guests’ positive experiences. Built on an extended network platform, the Company’s interactive entertainment system has historically allowed multiple players to interact at the venue and also enables competition between venues, referred to as massively multiplayer gaming. The Company’s current platform, which it refers to as Buzztime Entertainment On Demand, or BEOND, was commercially launched during 2013 and then scaled during 2014. The Company continues to enhance its network architecture and the BEOND tablet platform and player engagement paradigms. The Company also continues to support its legacy network product line, which it refers to as Classic.

The Company currently generates revenue by charging subscription fees for our service to our network subscribers, by leasing equipment (including tablets used in our BEOND tablet platform and the cases and charging trays for the tablets) to certain network subscribers, by hosting live trivia events, by selling advertising aired on in-venue screens and as part of customized games, from providing professional services (such as developing certain functionality within our platform for customers), and from pay-to-play single player games.

At December 31, 2017, 2,730 venues in the U.S. and Canada subscribed to the Company’s interactive entertainment network, of which approximately 81% were using the BEOND tablet platform.

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

Capital Resources— In November 2017, the Company entered into an amended and restated loan and security agreement (the “Amended and Restated Loan Agreement”) with East West Bank (“EWB”). The Amended & Restated Loan Agreement amends and restates the loan and security agreement that the Company entered into with EWB dated as of April 14, 2015 (as the same has been previously amended, the “Prior Loan Agreement”). The Amended and Restated Loan Agreement provides for $4,500,000 as a one-time 36-month term loan, of which the Company used $4,450,000 to refinance the $4,450,000 the Company had outstanding under the Prior Loan Agreement. The Company applied the additional $50,000 to pay the $45,000 facility fee and to pay reasonable costs or expenses incurred by EWB in connection with the Amended and Restated Loan Agreement. The Company is required to make payments on the loan on the last calendar day of each month commencing on December 31, 2017 and through its maturity date, November 29, 2020. Payments will be interest only until the payment due on June 30, 2018, at which time payments will become principal plus interest. As of December 31, 2017, $4,500,000 was outstanding under the Amended and Restated Loan Agreement, all of which is recorded in current portion of long-term debt on the accompanying consolidated balance sheet as a result of the covenant non-compliance as of December 31, 2017 discussed in Note 11, Long-Term Debt, below. The Company recorded total debt issuance costs of $59,000, which includes the $45,000 facility fee. The debt issuance costs will be amortized to interest expense using the effective interest rate method over the life of the loan. As of December 31, 2017, the unamortized portion of the debt issuance costs was $56,000 and is recorded as a reduction of long term debt. We have no more borrowing availability under the Amended and Restated Loan Agreement.

The Company has another financing arrangement with an equipment lender under which the Company may request funds to finance the purchase of certain capital equipment. The lender determines whether to extend such funds on a case-by-case basis, taking into account such factors as the lender considers relevant, including the amount outstanding under this financing arrangement. Through December 31, 2017, the Company borrowed $9,690,000. As of December 31, 2017, $623,000 remained outstanding, of which $615,000 is recorded in current portion of long-term debt and $8,000 is recorded in long-term debt on the accompanying consolidated balance sheet. The Company currently does not expect the lender to lend any additional funds under this financing arrangement.

In connection with preparing the financial statement as of and for the year ended December 31, 2017, the Company evaluated whether there are conditions and events, considered in the aggregate, that are known and reasonably knowable that would raise substantial doubt about its ability to continue as a going concern within one year after the date that the financial statements are issued. As a result of such evaluation, the Company believes it will have sufficient cash to meet its operating cash requirements and to fulfill its debt obligations for at least the next twelve months from the issuance date of these financial statements. In order to increase the likelihood that the Company will be able to successfully execute its operating and strategic plan and to position the Company to better take advantage of market opportunities for growth, the Company is continuing to evaluate additional financing alternatives, including additional equity financings and alternative sources of debt. If the Company’s cash and cash equivalents are not sufficient to meet future cash requirements, the Company may be required to reduce planned capital expenses, reduce operational cash uses or raise capital on terms that are not as favorable to the Company as they otherwise might be. Any actions the Company may undertake to reduce planned capital purchases or reduce expenses may be insufficient to cover shortfalls in available funds. If the Company requires additional capital, it may be unable to secure additional financing on terms that are acceptable to the Company, or at all.

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

Goodwill and Other Intangible Assets—Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase combination determined to have an indefinite useful life are not amortized, but instead are assessed quarterly for impairment based on qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the goodwill is less than its carrying amount. Such qualitative factors include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant events. If after assessing the totality of events or circumstances the Company determines it is not more likely than not that the goodwill is less than its carrying amount, then performing the two-step impairment test outlined in ASC No. 350 is unnecessary. During the year ended December 31, 2017, the Company performed the annual assessment of its goodwill related to NTN Canada, Inc., and determined that there were no indications of impairment.

ASC No. 350 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with ASC No. 360, Property, Plant and Equipment. In accordance with ASC No. 360, the Company assesses potential impairments of its long-lived assets whenever events or changes in circumstances indicate the asset’s carrying value may not be recoverable. An impairment loss would be recognized when the carrying amount of a long-lived asset or asset group is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. The Company performed its annual review as of December 31, 2017 and 2016 of its other intangible assets and determined that there were no indications of impairment for either of those periods.

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

Because the Company’s current leasing agreement meets at least one of the criteria above, because collectability of the minimum lease payments is reasonably assured and because there are no important uncertainties surrounding the amount of reimbursable costs yet to be incurred under the lease, the Company classifies the lease as a sales-type lease, and it recognizes revenue when persuasive evidence of an arrangement exists, product delivery has occurred or the services have been rendered, the price is fixed and determinable and collectability is reasonably assured.

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

Software Development Costs—The Company capitalizes costs related to developing certain software products in accordance with ASC No. 350. Amortization of costs related to interactive programs is recognized on a straight-line basis over the programs’ estimated useful lives, generally two to three years. Amortization expense relating to capitalized software development costs totaled $230,000 and $386,000 for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017 and 2016, approximately $784,000 and $642,000, respectively, of capitalized software costs were not subject to amortization as the development of various software projects was not complete.

The Company performed its annual review of software development projects for the year ended December 31, 2017 and determined to abandon various software development projects that it concluded were no longer a current strategic fit or for which it determined that the marketability of the content had decreased due to obtaining additional information regarding the specific industry for which the content was intended. As a result, an impairment of $5,000 was recognized for the year ended December 31, 2017, which was recorded in selling, general and administrative expenses on the Company’s consolidated statements of operations. The Company also performed its annual review for the year ended December 31, 2016 and determined that there were no indications of impairments during this period.

Advertising Costs – There were no marketing-related advertising costs for the either of the years ended December 31, 2017 or 2016.

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

Earnings Per Share—Basic and diluted loss per common share have been computed by dividing the losses applicable to common stock by the weighted average number of common shares outstanding. The Company’s basic and fully diluted earnings per share (“EPS”) calculation are the same since the increased number of shares that would be included in the diluted calculation from assumed exercise of common stock equivalents would be anti-dilutive to the net loss in each of the years shown in the consolidated financial statements.

Segment Reporting—In accordance with ASC No. 280, Segment Reporting, the Company has determined that it operates as one operating segment. Decisions regarding the Company’s overall operating performance and allocation of its resources are assessed on a consolidated basis.

Recent Accounting Pronouncements

In February 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220)—Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This update was issued to address the income tax accounting treatment of the stranded tax effects within other comprehensive income due to the prohibition of backward tracing due to an income tax rate change that was initially recorded in other comprehensive income. This issue came about from the enactment of the Tax Cuts and Jobs Act on December 22, 2017, which changed the Company’s income tax rate from 35% to 21%. The ASU changed current accounting whereby an entity may elect to reclassify the stranded tax effect from accumulated other comprehensive income to retained earnings. The ASU is effective for periods beginning after December 15, 2018 (which is January 1, 2019 for the Company), although early adoption is permitted. The Company does not anticipate that the adoption of this ASU will have a material impact on its consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present EPS in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 (which is January 1, 2019 for the Company). Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company does not anticipate that the adoption of this ASU will have a material impact on its consolidated financial statements.

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

In January 2017, the FASB issued ASU No 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This update removes the requirement to perform step two of the quantitative two-step goodwill impairment test. An entity still has the option to perform the qualitative assessment for an entity to determine if the quantitative impairment test is necessary. This update is effective on a prospective basis for fiscal years beginning after December 15, 2019 (which is January 1, 2020 for the Company). Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not anticipate that the adoption of this ASU will have a material impact on its consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This update outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for fiscal periods beginning after December 15, 2017 (which is January 1, 2018 for the Company), including interim periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company has the option of using either a full retrospective or a modified approach to adopting the guidance. The Company will apply the full-retrospective method when adopting this guidance. This update requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required for customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The Company continues to evaluate the effect of adopting this update and expects to complete its assessment by the end of the quarter ending March 31, 2018.

3. Fixed Assets

Fixed assets are recorded at cost and consist of the following at December 31, 2017 and 2016:

	December 31,
	2017	2016
Broadcast equipment	$10,419,000	$10,671,000
Machinery and equipment	2,678,000	2,523,000
Furniture and fixtures	279,000	271,000
Leasehold improvements	610,000	610,000
Other equipment	15,000	15,000
	14,001,000	14,090,000

Accumulated depreciation	(10,323,000)	(10,989,000)
Total	$3,678,000	$3,101,000

Depreciation expense totaled $2,058,000 and $2,451,000 for the years ended December 31, 2017 and 2016, respectively.

4. Goodwill and Other Intangible Assets

The Company’s goodwill balance of $1,004,000 and $937,000 as of December 31, 2017 and 2016, respectively, relates to the purchase of NTN Canada, Inc. Fluctuations in the amount of goodwill shown on the accompanying balance sheets are due to changes in the foreign currency exchange rates used when translating NTN Canada, Inc.’s financial statement from Canadian dollars to US dollars during consolidation. The Company performed its annual assessment of goodwill impairment for NTN Canada as of December 31, 2017 and determined there were no indications of impairment.

The Company performed its annual review of its other intangible assets as of December 31, 2017 and 2016 and determined that there were no indications of impairment for either of the years ended on those dates.

As of December 31, 2017, all intangible assets were fully amortized with no remaining useful lives. Amortization expense relating to all intangible assets totaled $29,000 and $50,000 for the years ended December 31, 2017 and 2016, respectively.

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

There were no transfers between fair value measurement levels during the year ended December 31, 2017.

6. Accrued Compensation

Accrued compensation consisted of the following at December 31, 2017 and 2016:

	December 31,
	2017	2016
Accrued vacation	$290,000	$291,000
Accrued salaries	278,000	264,000
Accrued bonuses	61,000	487,000
Accrued commissions	17,000	18,000
Total accrued compensation	$646,000	$1,060,000

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

Significant Customer

For the years ended December 31, 2017 and 2016, the Company generated approximately $8,678,000 and $8,913,000, respectively, of total revenue from Buffalo Wild Wings corporate-owned restaurants and its franchisees, which represented approximately 41% and 40% of total revenue in each of those years, respectively. As of December 31, 2017 and 2016, approximately $191,000 and $261,000, respectively, was included in accounts receivable from Buffalo Wild Wings corporate-owned restaurants and its franchisees.

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

As of December 31, 2017, approximately $2,000 was included in accounts payable or accrued expenses for the tablet equipment purchased from its sole supplier. There were no amounts outstanding in accounts payable or accrued expenses as of December 31, 2016 related to the sole supplier.

8. Basic and Diluted Earnings Per Common Share

Basic earnings per share excludes the dilutive effects of options, warrants and other convertible securities. Diluted earnings per share reflects the potential dilutions of securities that could share in the Company’s earnings. Options, warrants and convertible preferred stock representing approximately 384,000 and 453,000 shares were excluded from the computations of diluted net loss per common share for the years ended December 31, 2017 and 2016, respectively, as their effect was anti-dilutive.

9. Stockholders’ Equity

Registered Direct Offerings

In November 2016, the Company sold approximately 412,000 shares of its common stock at a purchase price of $6.64 per share and received net proceeds of approximately $2,692,000, after deducting estimated offering expenses.

In March 2017, the Company sold approximately 200,000 shares of its common stock at a purchase price of $7.85 per share and received net proceeds of approximately $1,554,000, after deducting estimated offering expenses.

In April 2017, the Company sold approximately 30,000 shares of its common stock at a purchase price of $7.78 per share and received net proceeds of approximately $219,000, after deducting estimated offering expenses.

The Company used the net proceeds from the offerings for general corporate purposes, which included working capital, general and administrative expenses, capital expenditures and implementation of its strategic priorities.

Reverse/Forward Split of Common Stock

In June 2016, the Company effected a stockholder-approved 1-100 reverse split immediately followed by a 2-for-1 forward split. Any fractional share of common stock resulting from the forward split was rounded up to the nearest whole share. The Company refers to the reverse split and to the forward split, together, as the “reverse/forward split.” Any stockholder who, as of immediately prior to the effective time of the reverse split, held fewer than 100 shares of the Company’s common stock in one account and, subsequent to the reverse split, would otherwise have been entitled to less than one full share of common stock, received, instead of the fractional share, $0.12 in cash for each such share held in that account, which was equal to the average of the closing price per share of the Company’s common stock on the NYSE American over the five trading days immediately before and including the effective date of the reverse/forward split. As of immediately prior to the reverse split/forward split, the Company had 92,439,174 of common stock outstanding, and subsequent to the reverse/forward split, it had 1,848,597 shares of common stock outstanding. Approximately $3,000 was paid to cashed-out stockholders who owned less than 100 shares immediately prior to the reverse split.

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

Equity Incentive Plans

All amounts for the year ended December 31, 2016 reported below have been proportionately adjusted as a result of the reverse/forward split discussed above, when applicable.

2004 Performance Incentive Plan

In September 2004 at a Special Meeting of Stockholders, the Company’s stockholders approved the 2004 Performance Incentive Plan (the “2004 Plan”). The 2004 Plan provided for the issuance of up to 50,000 shares of NTN common stock. In addition, all shares that remained unissued under the 1995 Employee Stock Option Plan (the “1995 Plan”) on the effective date of the 2004 Plan, and all shares issuable upon exercise of options granted pursuant to the 1995 Plan that expire or become unexercisable for any reason without having been exercised in full, were available for issuance under the 2004 Plan. Options under both the 1995 Plan and the 2004 Plan have a term of up to ten years, and are exercisable at a price per share not less than the fair market value on the date of grant. In September 2009, the 2004 Plan expired. All awards that were granted under the 2004 Plan will continue to be governed by the 2004 Plan until they are exercised or expire in accordance with that plan’s terms. As of December 31, 2017, there were approximately 1,000 options outstanding under the 2004 Plan.

2010 Amended Performance Incentive Plan

In June 2010, the Company’s stockholders approved the 2010 Performance Incentive Plan (the “2010 Plan”). The 2010 Plan provided for the issuance of up to 120,000 shares of the Company’s common stock. At the Company’s 2015 Annual Meeting of Stockholders, the Company’s stockholders approved the Amended 2010 Performance Plan (the “Amended 2010 Plan”), which, among other things, amended the 2010 Plan to increase the authorized shares to be issued thereunder from 120,000 to 240,000. The Amended 2010 Plan expires in February 2020. Under the Amended 2010 Plan, options to the purchase the Company’s common stock or other instruments such as restricted stock units may be granted to officers, directors, employees and consultants. The Company’s Board of Directors designated its Nominating and Corporate Governance/Compensation Committee as the Amended 2010 Plan Committee. Stock options granted under the Amended 2010 Plan may either be incentive stock options or nonqualified stock options. A stock option granted under the Amended 2010 Plan generally cannot be exercised until it becomes vested. The Amended 2010 Plan Committee establishes the vesting schedule of each stock option at the time of grant. At its discretion, the Amended 2010 Plan Committee can accelerate the vesting, extend the post-termination exercise term or waive restrictions of any stock options or other awards under the Amended 2010 Plan. Options under the Amended 2010 Plan have a term of up to ten years, and are exercisable at a price per share not less than the fair market value on the date of grant. As of December 31, 2017, there were options to purchase approximately 70,000 shares of the Company’s common stock outstanding under the Amended 2010 Plan. As of December 31, 2017, there were approximately 108,000 share-based awards available to be granted under the Amended 2010 Plan.

2014 Inducement Plan

In August 2014, the Nominating and Corporate Governance/Compensation Committee of the Company’s Board of Directors (the “Committee”) approved the 2014 Inducement Plan (the “2014 Plan”) in reliance on Section 771(a) of the NYSE American Company Guide as an inducement material to Ram Krishnan entering into employment with the Company as its Chief Executive Officer. The 2014 Plan provides for the issuance of up to 85,000 shares of the Company’s common stock, of which, an option to purchase 70,000 shares of common stock was issued to Mr. Krishnan in September 2014. In accordance with the terms of his employment agreement, in April 2015, Mr. Krishnan was granted another performance-based option to purchase 15,000 shares of common stock. Options under the 2014 Plan have a term of up to ten years and are exercisable at a price per share not less than the fair market value on the date of grant. Both of the option grants described above will, subject to Mr. Krishnan’s continued employment through the applicable vesting date and, with respect to the performance-based option granted in April 2015, subject to meeting performance goals, vest as to 25% of the total number of shares subject to the option on the first anniversary of the grant date and the remaining 75% of the total number of shares subject to the option will vest in 36 substantially equal monthly installments thereafter. There are no share-based awards available to be granted under the 2014 Plan. The 2014 Plan expires in September 2024.

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

The following weighted-average assumptions were used for grants issued during 2017 and 2016 under the ASC No. 718 requirements:

	2017	2016
Weighted average risk-free rate	1.97%	1.20%
Weighted average volatility	113.57%	111.02%
Dividend yield	0.00%	0.00%
Expected life	7.19 years	6.17 years

ASC No. 718 requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeiture rates differ from those estimates. Forfeitures were estimated based on historical activity for the Company. Stock-based compensation expense for employees in 2017 and 2016 was $457,000 and $419,000, respectively, and is expensed in selling, general and administrative expenses and credited to the additional paid-in-capital account.

Stock Option Activity

The following table summarizes stock option activity for the year ended December 31, 2017 and 2016:

	Outstanding Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding January 1, 2016	136,000	$20.38	8.67	$2,000
Granted	35,000	7.73	-	-
Exercised	-	-	-	-
Cancelled	(3,000)	21.49	-	-
Forfeited	(3,000)	15.51	-	-
Expired	-	-	-	-
Outstanding December 31, 2016	165,000	17.78	8.02	36,000
Granted	8,000	6.66	-	-
Exercised	-	-	-	-
Cancelled	(8,000)	16.76	-	-
Forfeited	(9,000)	9.87	-	-
Expired	-	-	-	-
Outstanding December 31, 2017	156,000	$17.74	7.12	$-

Options vested and exercisable at December 31, 2017	112,000	$18.71	6.92	$-

No options were exercised during the years ended December 31, 2017 or 2016. The per share weighted average grant-date fair value of stock options granted during the years ended December 31, 2017 and 2016 was $5.87 and $6.48, respectively.

As of December 31, 2017, the unamortized compensation expense related to outstanding unvested options was approximately $383,000 with a weighted average remaining requisite service period of 1.21 years. The Company expects to amortize this expense over the remaining requisite service period of these stock options. A deferred tax asset generally would be recorded related to the expected future tax benefit from the exercise of the non-qualified stock options. However, due to a history of net operating losses, a full valuation allowance has been recorded related to the tax benefit for non-qualified stock options.

Warrant Activity

The following summarizes warrant activity for the year ended December 31, 2017 and 2016:

	Outstanding Warrants	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)
Outstanding January 1, 2016	132,000	$33.64	2.18
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding December 31, 2016	132,000	$33.64	1.18
Granted	-	-	-
Exercised	-	-	-
Forfeited	(60,000)	-	-
Outstanding December 31, 2017	72,000	$20.00	0.87

Balance exercisable at December 31, 2017	72,000	$20.00	0.87

During 2009, the Company issued warrants to purchase an aggregate of 60,000 shares of common stock in connection with an asset acquisition. The fair value of the warrants was approximately $537,000 in aggregate and were determined using the Black-Scholes model using the following weighted-average assumptions: risk-free interest rates of 2.79%; dividend yield of 0%; expected volatility of 78.1%; and a term of 8 years. None of these warrants were exercised and all expired as of December 31, 2017.

During 2013, the Company issued warrants to purchase an aggregate of 72,000 shares of common stock in connection with a private placement. The fair value of the warrants was approximately $1,379,000 in aggregate and was determined using the Black-Scholes model using the following weighted-average assumptions: risk-free interest rates of 1.06%; dividend yield of 0%; expected volatility of 80.25%; and a term of 5 years. The Company has concluded that these warrants qualify as equity instruments and not liabilities. None of these warrants were exercised as of December 31, 2017.

Cumulative Convertible Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock. The preferred stock may be issued in one or more series. The only series currently designated is a series of 5,000,000 shares of Series A Cumulative Convertible Preferred Stock (Series A Preferred Stock).

As of December 31, 2017 and 2016, there were 156,000 shares of Series A Preferred Stock issued and outstanding. The Series A Preferred Stock provides for a cumulative annual dividend of $0.10 per share, payable in semi-annual installments in June and December. Dividends may be paid in cash or with shares of common stock. The Company paid approximately $16,000 in cash for payment of dividends in each of the years ended December 31, 2017 and 2016.

The Series A Preferred Stock has no voting rights and has a $1.00 per share liquidation preference over common stock. The registered holder has the right at any time to convert shares of Series A Preferred Stock into that number of shares of common stock that equals the number of shares of Series A Preferred Stock that are surrendered for conversion divided by the conversion rate. The conversion rate is subject to adjustment in certain events and is established at the time of each conversion. There were no conversions during either of the years ended December 31, 2017 and 2016. There is no mandatory conversion term, date or any redemption features associated with the Series A Preferred Stock.

10. Income Taxes

For each of the years 2017 and 2016, current tax provisions and current deferred tax provisions were recorded as follows:

	2017	2016
Current Tax Provision
Federal	$-	$-
State	(27,000)	(25,000)
Foreign	(5,000)	(1,000)
	(32,000)	(26,000)
Deferred Tax Provision
Federal	-	-
State	(24,000)	(4,000)
Foreign	(10,000)	(8,000)
	(34,000)	(12,000)
Total Tax Provison
Federal	-	-
State	(51,000)	(29,000)
Foreign	(15,000)	(9,000)
	$(66,000)	$(38,000)

The net deferred tax assets and liabilities have been reported in other liabilities in the consolidated balance sheets at December 31, 2017 and 2016 as follows:

	2017	2016
Deferred Tax Assets:
NOL carryforwards	$15,337,000	$23,291,000
UK NOL carryforwards	567,000	516,000
Allowance for doubtful accounts	119,000	139,000
Compensation and vacation accrual	64,000	92,000
Operating accruals	47,000	147,000
Research and experimentation, AMT and foreign tax credits	148,000	147,000
Texas Margin Tax Credit	136,000	126,000
Fixed assets and intangibles	(220,000)	199,000
Other	514,000	664,000
Total gross deferred tax assets	16,712,000	25,321,000
Valuation allowance	(16,340,000)	(24,880,000)
Net deferred tax assets	372,000	441,000

Deferred Tax Liabilities:
Capitalized software	375,000	359,000
Foreign	49,000	45,000
Deferred revenue	-	49,000
Total gross deferred liabilities	424,000	453,000
Net deferred taxes	$(52,000)	$(12,000)

The reconciliation of computed expected income taxes to effective income taxes by applying the federal statutory rate of 34% is as follows:

	For the year ended December 31,
	2017	2016
Tax at federal income tax rate	$316,000	$962,000
State provision	(51,000)	(29,000)
Foreign tax differential	3,000	2,000
Change in valuation allowance	8,898,000	(917,000)
Impact related to tax reform	(8,791,000)	-
Permanent items	(441,000)	(56,000)
Total Provision	$(66,000)	$(38,000)

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act tax reform legislation. This legislation makes significant change in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate from the current rate of 35% to 21%. As a result of the enacted law, the Company was required to revalue deferred tax assets and liability at the enacted rate. This revaluation resulted in an expense of $8,791,000 recorded in continuing operations and a corresponding reduction in the valuation allowance. The new legislation will require the Company to pay tax on the unremitted earnings of its foreign subsidiaries though December 31, 2017. Because of the complexities involved in determining the previously unremitted earnings and profits of all our foreign subsidiaries, the Company is still in the process of obtaining, preparing, and analyzing the required information and recorded an initial estimate of the impact in our Consolidated Financial Statements.

The net change in the total valuation allowance for the year ended December 31, 2017 was a decrease of $8,898,000. The net change in the total valuation allowance for the year ended December 31, 2016 was an increase of $917,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and planning strategies in making this assessment. Based on the level of historical operating results and projections for the taxable income for the future, management has determined that it is more likely than not that the portion of deferred taxes not utilized through the reversal of deferred tax liabilities will not be realized. Accordingly, the Company has recorded a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.

At December 31, 2017, the Company has available net operating loss (“NOL”) carryforwards of approximately $66,554,000 for federal income tax purposes, which will begin to expire in 2018. The NOL carryforwards for state purposes, which will continue expiring in 2018, are approximately $29,185,000. There can be no assurance that the Company will ever be able to realize the benefit of some or all of the federal and state loss carryforwards due to continued operating losses. Further, the Company had a Section 382 analysis performed to determine the impact of any changes in ownership. Based on this analysis, no ownership change has occurred that would limit the use of the NOLs. Under Internal Revenue Code (IRC) Section 382 and similar state provisions, ownership changes may limit the annual utilization of NOL carryforwards existing prior to a change in control that are available to offset future taxable income. Such limitations would reduce, potentially significantly, the gross deferred tax assets disclosed in the table above related to the NOL carryforwards. The Company continues to disclose the NOL carryforwards at their original amount in the table above as no potential limitation has been quantified. The Company has also established a full valuation allowance for substantially all deferred tax assets, including the NOL carryforwards, since the Company could not conclude that it was more likely than not able to generate future taxable income to realize these assets. In addition, the Company has approximately $171,000 of state tax credit tax carryforwards that expire in the years 2018 through 2026.

The deferred tax assets as of December 31, 2017 include a deferred tax asset of $437,000 representing NOLs arising from the exercise of stock options by Company employees for 2005 and prior years. To the extent the Company realizes any tax benefit for the NOLs attributable to the stock option exercises, such amount would be credited directly to stockholders’ equity.

United States income taxes were not provided on unremitted earnings from non-United States subsidiaries. Such unremitted earnings are considered to be indefinitely reinvested and determination of the amount of taxes that might be paid on these undistributed earnings is not practicable.

The Company and its subsidiaries are subject to federal income tax as well as income tax of multiple state jurisdictions. With few exceptions, the Company is no longer subject to income tax examination by tax authorities in major jurisdictions for years prior to 2013. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where NOLs were generated and carried forward, and make adjustments up to the amount of the carryforwards. The Company is not currently under examination by the IRS or state taxing authorities.

11. Long-term Debt

Term Loan

In November 2017, the Company entered into an amended and restated loan and security agreement (the “Amended and Restated Loan Agreement”) with East West Bank (“EWB”). The Amended & Restated Loan Agreement amends and restates the loan and security agreement that the Company entered into with EWB dated as of April 14, 2015 (as the same has been previously amended, the “Prior Loan Agreement”).

The following is a summary of the material terms of the Amended and Restated Loan Agreement:

●	EWB loaned the Company $4,500,000 as a one-time 36-month term loan, $4,450,000 of which the Company agreed to use, and did use, to refinance the $4,450,000 that it had outstanding under the Prior Loan Agreement. The Company applied the additional $50,000 to pay the facility fee ($45,000) and to pay reasonable costs or expenses incurred by EWB in connection with, among other matters, the preparation and negotiation of the Amended and Restated Loan Agreement.

●	The Company are required to make payments on the loan on the last calendar day of each month commencing on December 31, 2017 and through its maturity date, November 29, 2020. Payments will be interest only until the payment due on June 30, 2018, at which time payments will become principal plus interest.

●	Other than during the continuance of an event of default, the loan bears interest, on the outstanding daily balance thereof, at the Company’s option, at either: (A) a variable rate per annum equal to the prime rate as set forth in The Wall Street Journal plus 1.75%, or (B) a fixed rate per annum equal to the LIBOR rate for the interest period for the advance plus 4.50%.

●	The Company continues to grant and pledge to EWB a first-priority security interest in all its existing and future personal property, including its intellectual property, subject to customary exceptions.

●	Subject to customary exceptions, the Company continues to generally be prohibited from borrowing additional Indebtedness other than subordinated debt and up to $2.0 million in the aggregate for the purpose of equipment financing to the extent EWB approves such debt. “Indebtedness” means (i) all the Company’s other indebtedness for borrowed money or the deferred purchase price of property or services, (ii) all the its obligations evidenced by notes, bonds, debentures and similar instruments, (iii) all its capital lease obligations, and (iv) all its contingent obligations.

●	The Company must comply with the following financial covenants:

o	Minimum Fixed Charge Coverage Ratio – The Company must not have a Fixed Charge Coverage Ratio (as defined below) as of the last day of a fiscal quarter less than 1.25 to 1.00. However, if the Company’s unrestricted cash exceeds the loan principal outstanding, then what would otherwise be a breach of the covenant will be deemed automatically cured. The automatic cure may not be used more than (A) two times in any fiscal year or (B) four times during the term of the Amended and Restated Loan Agreement. Fixed Charge Coverage Ratio means the ratio of (a) Adjusted EBITDA (as defined below) for the four fiscal quarters ending on the applicable measuring date, less (i) unfinanced capital expenditures during such period and (ii) cash taxes paid during such period, to (b) the sum of (i) scheduled principal and interest payments with respect to the loan, (ii) scheduled principal and interest payments with respect to other Indebtedness (as defined below) and (C) scheduled lease payments. “Adjusted EBITDA” means (a) EBITDA (which is net income, plus interest expense, plus, to the extent deducted in the calculation of net income, depreciation expense and amortization expense, plus income tax expense) plus (b) other noncash expenses and charges, plus (c) to the extent approved by EWB, other onetime charges, plus (g) to the extent approved by EWB, any losses arising from the sale, exchange, transfer or other disposition of assets not in the ordinary course of business.

o	Minimum Liquidity – The aggregate amount of unrestricted cash the Company has in deposit accounts or securities accounts maintained with EWB must not be less than $2,000,000. This liquidity test will be measured the last day of each calendar month.

o	Maximum Sr. Leverage Ratio – As of the last day of a fiscal quarter, the ratio of (a) all the Company’s Indebtedness outstanding on such day, other than subordinated debt, to (b) Adjusted EBITDA for four fiscal quarters ending on such day, must not be greater than 2.75 to 1.00 for fiscal quarters ending December 31, 2017 through March 31, 2018, and must not be greater than 2.50 to 1.00 for fiscal quarters ending June 30, 2018 and later.

As of December 31, 2017, the Company was in compliance with all covenants except the Fixed Charge Coverage Ratio. The Company anticipates that EWB will waive such non-compliance, and EWB informed the Company that it would forbear from taking action with respect to the event of default caused by such non-compliance. Accordingly, the Company expects that its repayment terms will not change as a result of this non-compliance.

As of December 31, 2017, $4,500,000 was outstanding under the Amended and Restated Loan Agreement, all which is recorded in current portion of long-term debt on the accompanying consolidated balance sheet as a result of the covenant non-compliance as of December 31, 2017 discussed above. The Company recorded total debt issuance costs of $59,000, which includes the $45,000 facility fee. The debt issuance costs will be amortized to interest expense using the effective interest rate method over the life of the loan. As of December 31, 2017, the unamortized portion of the debt issuance costs was $56,000 and is recorded as a reduction of long term debt. The Company has no more borrowing availability under the Amended and Restated Loan Agreement.

Equipment Notes Payable

In May 2013, the Company entered into a financing arrangement with a lender under which the Company may borrow funds to purchase certain equipment. Initially, the maximum amount the Company could borrow under this financing arrangement was $500,000. Over time, the lender increased that maximum amount, and as of December 31, 2017, the maximum amount was $9,690,000, all of which has been borrowed. In April 2015, the Company used approximately $3,381,000 of the proceeds received under the Prior Loan Agreement with EWB to pay down a portion of the principal amount the Company had borrowed under this financing arrangement, accrued interest and a prepayment fee.

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

As of December 31, 2017, $623,000 was outstanding under this financing arrangement, of which $615,000 is recorded in current portion of long-term debt and $8,000 is recorded in long-term debt on the accompanying consolidated balance sheet. The Company currently does not expect the lender to lend any additional funds under this financing arrangement.

Long-Term Debt Principal Payments

Future minimum principal payments under long-term debt as of December 31, 2017 are as follows:

Years Ending December 31,	Principal Payments
2018	$1,665,000
2019	1,808,000
2020	1,650,000
Total	$5,123,000

Interest expense related to long-term debt for the years ended December 31, 2017 and 2016 was $425,000 and $517,000, respectively.

12. Commitments

Operating Leases

The Company leases office and production facilities and equipment under agreements that expire at various dates through 2018. Certain leases contain renewal provisions and escalating rental clauses and generally require the Company to pay utilities, insurance, taxes and other operating expenses. Lease expense under operating leases totaled $510,000 and $582,000 in 2017 and 2016, respectively.

As of December 31, 2017, future minimum lease payments under operating leases are as follows:

Years Ending December 31,	Lease Payment
2017	$624,000
2018	10,000
Total	$634,000

Capital Leases

As of December 31, 2017 and 2016, property held under current capital leases was as follows:

	For the Years Ended
	December 31,
	2017	2016
Office equipment	$362,000	$328,000
Site equipment	250,000	250,000
Accumulated depreciation	(322,000)	(185,000)
Total	$290,000	$393,000

Total depreciation expense under capital leases was $95,000 and $88,000 for the years ended December 31, 2017 and 2016, respectively.

As of December 31, 2017, future minimum principal payments under capital leases are as follows:

Years Ending December 31,	Prinicipal Payment
2018	$176,000
2019	119,000
2020	22,000
2021	21,000
2022	2,000
Total	$340,000

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

Sales and Use Tax

From time to time, state tax authorities will make inquiries as to whether or not a portion of the Company’s services require the collection of sales and use taxes from customers in those states. Many states have expanded their interpretation of their sales and use tax statutes to subject more activities to tax. The Company evaluates such inquiries on a case-by-case basis and has favorably resolved the majority of these tax issues in the past without any material adverse consequences. There were no liabilities recorded in either of the years ended December 31, 2017 or 2016.

14. Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes the accumulated gains or losses from foreign currency translation adjustments. The Company translated the assets and liabilities of its Canadian statement of financial position into U.S. dollars using the period end exchange rate. Revenue and expenses were translated using the weighted-average exchange rates for the reporting period. As of December 31, 2017 and 2016, $345,000 and $223,000, respectively, of accumulated foreign currency translation adjustments were recorded in accumulated other comprehensive income, respectively.

15. Geographical Information

Geographic breakdown of the Company’s revenue for the last two fiscal years were as follows:

	For the years ended December 31,
	2017	2016
United States	$20,570,000	$21,559,000
Canada	704,000	753,000
Total revenue	$21,274,000	$22,312,000

Geographic breakdown of the Company’s long-term tangible assets for the last two fiscal years were as follows:

	As of December 31,
	2017	2016
United States	$3,406,000	$3,015,000
Canada	272,000	86,000
Total assets	$3,678,000	$3,101,000

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

