Form 10-Q
period 2018-03-31
NTN BUZZTIME INC
filed 2018-05-11
CIK 748592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 9, 2018, the registrant had outstanding 2,520,554 shares of common stock, $.005 par value per share.

NTN BUZZTIME, INC. AND SUBSIDIARIES

FORM 10-Q

PART I

Item 1. Financial Statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amount)

	March 31, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$2,635	$3,378
Accounts receivable, net of allowances of $643 and $463, respectively	1,033	714
Site equipment to be installed	3,991	4,866
Prepaid expenses and other current assets	1,069	680
Total current assets	8,728	9,638
Fixed assets, net	3,753	3,678
Software development costs, net of accumulated amortization of $2,732 and $2,651, respectively	1,581	1,459
Deferred costs	627	775
Goodwill	978	1,004
Other assets	34	16
Total assets	$15,701	$16,570

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$521	$390
Accrued compensation	411	646
Accrued expenses	498	418
Sales taxes payable	92	107
Income taxes payable	19	13
Current portion of long-term debt	1,942	5,059
Current portion of obligations under capital leases	177	176
Current portion of deferred revenue	3,401	3,564
Deferred rent	132	182
Other current liabilities	146	192
Total current liabilities	7,339	10,747
Long-term debt	2,952	8
Long-term obligations under capital leases	114	164
Long-term deferred revenue	50	63
Other liabilities	50	52
Total liabilities	10,505	11,034

Shareholders’ Equity:
Series A 10% cumulative convertible preferred stock, $0.005 par value, $156 liquidation preference, 156 shares authorized; 156 shares issued and outstanding at March 31, 2018 and December 31, 2017	1	1
Common stock, $0.005 par value, 15,000 shares authorized at March 31, 2018 and December 31, 2017; 2,521 shares issued and outstanding at March 31, 2018 and December 31, 2017	13	13
Treasury stock, at cost, 10 shares at March 31, 2018 and December 31, 2017	(456)	(456)
Additional paid-in capital	134,869	134,752
Accumulated deficit	(129,528)	(129,119)
Accumulated other comprehensive income	297	345
Total shareholders’ equity	5,196	5,536
Total liabilities and shareholders’ equity	$15,701	$16,570

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues
Subscription revenue	$4,065	$4,226
Sales-type lease revenue	679	185
Other revenue	1,017	820
Total Revenue	5,761	5,231
Operating expenses:
Direct operating costs (includes depreciation and amortization of $553 and $491, respectively)	1,967	1,843
Selling, general and administrative	4,021	4,134
Depreciation and amortization (excluding depreciation and amortization included in direct operating costs)	86	88
Total operating expenses	6,074	6,065
Operating loss	(313)	(834)
Other (expense) income, net	(94)	750
Loss before income taxes	(407)	(84)
Provision for income taxes	(2)	(6)
Net loss	$(409)	$(90)

Net loss per common share - basic and diluted	$(0.16)	$(0.04)

Weighted average shares outstanding - basic and diluted	2,510	2,255

Comprehensive loss
Net loss	$(409)	$(90)
Foreign currency translation adjustment	(48)	15
Total comprehensive loss	$(457)	$(75)

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three months ended March 31,
	2018	2017
Cash flows used in operating activities:
Net loss	$(409)	$(90)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	639	579
Provision for doubtful accounts	8	26
Scrap expense	7	-
Stock-based compensation	117	117
Amortization of debt issuance costs	8	12
Issuance of common stock in lieu of cash for bonus compensation	-	164
Loss from disposition of equipment	2	-
Changes in assets and liabilities:
Accounts receivable	(327)	(863)
Site equipment to be installed	397	208
Prepaid expenses and other assets	(407)	(148)
Accounts payable and accrued liabilities	(37)	(450)
Income taxes payable	7	(22)
Deferred costs	148	53
Deferred revenue	(176)	(62)
Deferred rent	(50)	(45)
Other liabilities	(47)	55
Net cash used in operating activities	(120)	(466)
Cash flows used in investing activities:
Capital expenditures	(169)	(97)
Software development expenditures	(203)	(152)
Net cash used in investing activities	(372)	(249)
Cash flows used in financing activities:
Net proceeds from issuance of common stock related to registered direct offering	-	1,554
Principal payments on capital lease	(44)	(38)
Payments on long-term debt	(182)	(359)
Debt issuance costs on long-term debt	-	(22)
Net cash (used in) provided by financing activities	(226)	1,135
Net (decrease) increase in cash and cash equivalents	(718)	420
Effect of exchange rate on cash	(25)	7
Cash and cash equivalents at beginning of period	3,378	5,686
Cash and cash equivalents at end of period	$2,635	$6,113

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$85	$171

Income taxes	$-	$28

Supplemental disclosure of non-cash investing and financing activities:

Site equipment transferred to fixed assets	$472	$222

Equipment acquired under capital lease	$5	$-

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

The Company currently generates revenue by charging subscription fees for its service to network subscribers, by leasing equipment (including tablets used in its BEOND tablet platform and the cases and charging trays for the tablets) to certain network subscribers, by hosting live trivia events, by selling advertising aired on in-venue screens and as part of customized games, from providing professional services (such as developing certain functionality within the Company’s platform for customers), and from pay-to-play single player games.

At March 31, 2018, 2,703 venues in the U.S. and Canada subscribed to the Company’s interactive entertainment network, of which approximately 82% were using the BEOND tablet platform.

Basis of Accounting Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments that are necessary, which are of a normal and recurring nature, for a fair presentation for the periods presented of the financial position, results of operations and cash flows of the Company and its wholly-owned subsidiaries: IWN, Inc., IWN, L.P., Buzztime Entertainment, Inc., NTN Wireless Communications, Inc., NTN Software Solutions, Inc., NTN Canada, Inc., and NTN Buzztime, Ltd., all of which, other than NTN Canada, Inc., are dormant subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2017. The accompanying condensed balance sheet as of December 31, 2017 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2018, or any other period.

In connection with preparing the financial statement as of and for the year ended March 31, 2018, the Company evaluated whether there are conditions and events, considered in the aggregate, that are known and reasonably knowable that would raise substantial doubt about its ability to continue as a going concern within one year after the date that such financial statements are issued. As a result of such evaluation, the Company believes it will have sufficient cash to meet its operating cash requirements and to fulfill its debt obligations for at least the next twelve months from the issuance date of such financial statements. To address the Company’s low stockholders’ equity, to increase the likelihood that it will be able to successfully execute its operating and strategic plan, and to better position the Company to take advantage of market opportunities for growth, the Company is continuing to evaluate additional financing alternatives, including additional equity financings and alternative sources of debt. If the Company’s cash and cash equivalents are not sufficient to meet future cash requirements, the Company may be required to reduce planned capital expenses, reduce operational cash uses or raise capital on terms that are not as favorable to the Company as they otherwise might be. Any actions the Company may undertake to reduce planned capital purchases or reduce expenses may be insufficient to cover shortfalls in available funds. If the Company requires additional capital, it may be unable to secure additional capital on terms that are acceptable to the Company, or at all.

(2) Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 by one year to fiscal periods beginning after December 15, 2017. The Company adopted the new standard effective January 1, 2018 using the full retrospective approach.

This update outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized as follows:

1.	Identify the contract(s) with customers

2.	Identify the performance obligations

3.	Determine the transaction price

4.	Allocate the transaction price to the performance obligations

5.	Recognize revenue when the performance obligations have been satisfied

Topic 606 requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services.

The Company has completed the process of evaluating the effect of adopting this update and has determined that the timing and amount of revenue recognized based on Topic 606 is consistent with the Company’s revenue recognition policy under previous guidance, and accordingly, there was no transition adoption adjustment necessary upon the adoption of the Topic 606 guidance.

The Company recognizes revenue from recurring subscription fees for its service earned from its network subscribers, from leasing equipment (including tablets used in its BEOND tablet platform and the cases and charging trays for the tablets) to certain network subscribers, from hosting live trivia events, from selling advertising aired on in-venue screens and as part of customized games, directly from patrons who pay to play or use the Company’s premium game content and from customized professional development projects.

In general, when multiple performance obligations are present in a customer contract, the transaction price is allocated to the individual performance obligations based on the relative stand-alone selling prices, and the revenue is recognized when or as each performance obligation has been satisfied. Discounts are treated as a reduction to the overall transaction price and allocated to the performance obligations based on the stand-alone selling prices. All revenues are recognized net of sales tax collected from the customer. The following describes how the Company recognizes its revenue streams under Topic 606.

Subscription Revenue - The Company recognizes its recurring subscription fees over time as customers receive and consume the benefits of such services, which includes the Company’s content, the Company’s equipment to access the content and the installation of the equipment. In general, customers pay for the subscription services during the month in which they receive the services. Due to the timing of providing the services and receiving payment for the services, the Company does not record any unbilled contract asset. Occasionally, a customer will prepay for up to one year of subscription services, in which case, the Company will record deferred revenue on the balance sheet related to such prepayment and will recognize the revenue over the time the customer receives the subscription services. Revenue from installation services is also recorded as deferred revenue and recognized over the longer of the contract term and the expected term of the customer relationship using the straight line method. The Company has certain contingent performance obligations with respect to repairing or replacing equipment and would recognize any such revenue at the point in time the Company performs such services.

Costs associated with installing the equipment are considered direct costs. Costs associated with sales commissions are considered incremental costs for fulfilling the contract because such costs would not have been incurred without obtaining the contract. The Company expects to recover both costs through future fees it collects and both costs are recorded in deferred costs on the balance sheet and amortized on a straight-line basis. For costs that are of an amount that is less than or equal to the deferred revenue for the related contract, the amortization period approximates the longer of the contract term and the expected term of the customer relationship. For any excess costs that exceed the deferred revenue, the amortization period of the excess cost is the initial term of the contract, which is generally one year because the Company can still recover that excess cost in the initial term of the contract.

Sales-type Lease Revenue – For certain customers that lease equipment under sale-type lease arrangements, the Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) No. 840, Leases. Such revenue is recognized at the time of installation based on the net present value of the leased equipment. Interest income is recognized over the life of the lease for customers who have remaining lease payments to make. In the event a customer under a sales-type lease arrangement prepays for the lease in full prior to receiving the equipment under the lease, such amounts are recorded in deferred revenue and recognized as revenue once the equipment has been installed and activated at the customer’s location. The cost of the leased equipment is recognized at the same time as the revenue.

Live Hosted Trivia Revenue – The Company recognizes its live-hosted trivia revenue at a point in time, which is when the event takes place. Some customers host their own trivia events and the Company provides the game materials. In these cases, the Company recognizes the revenue at the point in time the Company sends the game materials to the customer. The Company recognizes related costs at the same point in time the revenue is recognized. Generally, there is no unbilled revenue or deferred revenue associated with live hosted trivia events.

Advertising Revenue – The Company recognizes advertising revenue over the time the advertising campaign airs in its customers locations. The Company uses the time elapsed output method to measure its progress toward satisfying the performance obligation. When the Company contracts with an advertising agent, the Company shares in the advertising revenue generated with that agent. In these cases, the Company generally recognizes revenue on a net basis, as the agent typically has the responsibility for the relationship with the advertiser and the credit risk. When the Company contracts directly with the advertiser, it will recognize the revenue on a gross basis and will recognize any revenue share arrangement it has with a third party as a direct expense, as the Company has the responsibility for the relationship with the advertiser and the credit risk. Generally, there is no unbilled revenue or deferred revenue associated with the Company’s advertising activities.

Pay-to-Play Revenue – The Company recognizes revenue generated from its customers’ patrons who access the Company’s premium games on the tablets. This revenue is recognized at a point in time based on usage-based royalty revenue guidance. The Company generally shares in the revenue with the customer whose patrons generated the pay-to-play revenue. The Company has determined that it is the principal and the customer is the agent, and therefore, the Company recognizes this revenue on a gross basis, with the amount of revenue shared with the customer as a direct expense. Costs associated with procuring the game license or developing the games are recognized over the life of the license or expected life of the developed game. Generally, there is no unbilled revenue or deferred revenue associated with the Company’s pay-to-play games.

Professional Development Revenue – Depending on the type of development work the Company is performing, the Company will recognize revenue, and the associated costs, at the point in time when the Company satisfies each performance obligations, which is generally when the customer can direct the use of, and obtain substantially all of the remaining benefits of the goods or service provided. For services provided over time, the corresponding revenue is generally recognized over the time the Company provides such services. Any payments received in advance of satisfying the performance obligations are recorded as deferred revenue and recognized as revenue when or as such obligations are satisfied. The Company does not have unbilled revenue assets associated with professional development services.

(3) Basic and Diluted Earnings Per Common Share

The Company computes basic and diluted earnings per common share in accordance with the provisions of FASB ASC No. 260, Earnings per Share. Basic earnings per share excludes the dilutive effects of options, warrants and other convertible securities. Diluted earnings per share reflects the potential dilution of securities that could share in the Company’s earnings. The total number of shares of the Company’s common stock subject to options, warrants, and convertible preferred stock that were excluded from computing diluted net loss per common share was approximately 433,000 and 454,000 shares as of March 31, 2018 and 2017, respectively, as their effect was anti-dilutive.

(4) STOCKHOLDERS’ EQUITY

Stock-based Compensation

The Company’s stock-based compensation plans include the NTN Buzztime, Inc. 2004 Performance Incentive Plan (the “2004 Plan”), the NTN Buzztime, Inc. Amended 2010 Performance Incentive Plan (the “Amended 2010 Plan”) and the NTN Buzztime, Inc. 2014 Inducement Plan (the “2014 Plan”). The 2004 Plan expired in September 2009. From and after the date it expired, no awards could be granted under that plan and all awards that had been granted under that plan before it expired are governed by that plan until they are exercised or expire in accordance with that plan’s terms. The Amended 2010 Plan provides for the grant of up to 240,000 share-based awards and expires in February 2020. As of March 31, 2018, approximately 59,000 share-based awards were available to be issued under the Amended 2010 Plan. The 2014 Plan, which provides for the grant of up to 85,000 share-based awards to a new employee as an inducement material to the new employee entering into employment with the Company, was approved by the nominating and corporate governance/compensation committee of the Company’s board of directors (the “Committee”) in September 2014 in connection with the appointment of Ram Krishnan as the Company’s Chief Executive Officer. As of March 31, 2018, there were no share-based awards available to be granted under the 2014 Plan. The Company’s stock-based compensation plans are administered by the Committee, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures, if any, and other provisions of the award.

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

The Company granted stock options to purchase 2,000 shares of common stock during the three months ended March 31, 2017. There were no options granted during the three months ended March 31, 2018.

The following weighted-average assumptions were used for grants issued during the three months ended March 31, 2017 under the ASC No. 718 requirements.

Three months ended
March 31, 2017
Weighted average risk-free rate	1.63%
Weighted average volatility	115.0%
Dividend yield	0.00%
Expected life	7.14 years

No options were exercised during either of the three months ended March 31, 2018 or 2017.

Grants of restricted stock units are settled in an equal number of shares of common stock on the vesting date of the award. A stock unit award is settled only to the extent vested. Vesting generally requires the continued employment by the award recipient through the respective vesting date. Because restricted stock units are settled in an equal number of shares of common stock without any offsetting payment by the recipient, the measurement of cost is based on the quoted market price of the stock at the measurement date, which is the date of grant. During the three months ended March 31, 2018, the Company granted 53,000 restricted stock units with a grant date fair value of $6.04 per restricted stock unit. Of the 53,000 restricted stock units, 25,000 and 15,000 were granted to Messrs. Ram Krishnan and Allen Wolff, respectively, and are subject to accelerated vesting provisions in their respective employment agreements.

ASC No. 718 requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeiture rates differ from those estimates. Forfeitures were estimated based on historical activity for the Company. Stock-based compensation expense for each of the three months ended March 31, 2018 and 2017 was $117,000, and is expensed in selling, general and administrative expenses and credited to additional paid-in-capital.

(5) DEBT

Term Loan

In November 2017, the Company entered into an amended and restated loan and security agreement (the “Amended and Restated Loan Agreement”) with East West Bank (“EWB”). The Amended & Restated Loan Agreement amended and restated the loan and security agreement that the Company entered into with EWB in April 2015 (as the same has been previously amended, the “Prior Loan Agreement”). The Amended and Restated Loan Agreement provides for a $4,500,000 36-month term loan, which the Company used to refinance the $4,450,000 that it had outstanding under the Prior Loan Agreement. The Company is required to make payments on the loan on the last calendar day of each month commencing on December 31, 2017 and through its maturity date, November 29, 2020. Payments will be interest only until the payment due on June 30, 2018, at which time payments will become principal plus interest.

The Company must comply with certain financial covenants, including a minimum fixed charge coverage ratio, minimum liquidity and a maximum senior leverage ratio. As of December 31, 2017, the Company was in compliance with all covenants except the fixed charge coverage ratio covenant. In March 2018, the Company entered into an amendment to the Amended and Restated Loan Agreement, which provided for the following:

●	EWB waived the minimum fixed charge coverage ratio covenant default for the fiscal quarter ended December 31, 2017.

●	The minimum fixed charge coverage ratio covenant was suspended for 2018, and as a result, the Company is not required to satisfy this covenant until the quarter ending March 31, 2019.

●	A covenant was added under which the Company is required to achieve a minimum Adjusted EBITDA (as defined below) set forth below for the period indicated:

Six Month Period Ending	Minimum Adjusted EBITDA
March 31, 2018	$600,000
June 30, 2018	$1,200,000
September 30, 2018	$1,600,000
December 31, 2018	$1,500,000

“Adjusted EBITDA” means (a) EBITDA (which is net income, plus interest expense, plus, to the extent deducted in the calculation of net income, depreciation expense and amortization expense, plus income tax expense) plus (b) other noncash expenses and charges, plus (c) to the extent approved by EWB, other onetime charges, plus (d) to the extent approved by EWB, any losses arising from the sale, exchange, transfer or other disposition of assets not in the ordinary course of business.

As of March 31, 2018, the Company was in compliance with all covenants.

As of March 31, 2018, $4,500,000 was outstanding under the Amended and Restated Loan Agreement, of which $1,500,000 is recorded in current portion of long-term debt and $3,000,000 is recorded in long-term debt on the accompanying consolidated balance sheet. The Company recorded total debt issuance costs of $59,000, which includes a $45,000 facility fee. The Company is amortizing the debt issuance costs to interest expense using the effective interest rate method over the life of the loan. As of March 31, 2018, the unamortized portion of the debt issuance costs was $48,000 and is recorded as a reduction of long term debt. The Company has no more borrowing availability under the Amended and Restated Loan Agreement.

Equipment Notes Payable

In May 2013, the Company entered into a financing arrangement with a lender under which the Company may borrow funds to purchase certain equipment. Initially, the maximum amount the Company could borrow under this financing arrangement was $500,000. Over time, the lender increased that maximum amount, and as of March 31, 2018, the maximum amount was $9,690,000, all of which has been borrowed. In April 2015, the Company used approximately $3,381,000 of the proceeds received under the Prior Loan Agreement with EWB to pay down a portion of the principal amount the Company had borrowed under this financing arrangement, accrued interest and a prepayment fee.

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

As of March 31, 2018, $442,000 was outstanding under this financing arrangement, all of which is recorded in current portion of long-term debt on the accompanying consolidated balance sheet. The Company currently does not expect the lender to lend any additional funds under this financing arrangement.

(6) ACCUMULATED OTHER COMPREHENSIVE INCOME

The United States dollar is the Company’s functional currency, except for its operations in Canada where the functional currency is the Canadian dollar. The financial position and results of operations of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. In accordance with ASC No. 830, Foreign Currency Matters, revenues and expenses of the Company’s foreign subsidiaries have been translated into U.S. dollars using the weighted average exchange rates during the reporting period, and the assets and liabilities of such subsidiaries have been translated using the period end exchange rate. Accumulated other comprehensive income includes the accumulated gains or losses from these foreign currency translation adjustments. As of March 31, 2018 and December 31, 2017, $297,000 and $345,000 of foreign currency translation adjustments were recorded in accumulated other comprehensive income, respectively.

(7) RECENT ACCOUNTING PRONOUNCEMENTS

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740) – Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. This ASU incorporates SEC Staff Accounting Bulletin No. 118 (“SAB 118”), which addresses the accounting implications of the major tax reform legislation, Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act (the “2017 Tax Act”), enacted on December 22, 2017. SAB 118 allows a company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date and was effective upon issuance. The Company continues to analyze the 2017 Tax Act.

(8) CONCENTRATIONS OF RISK

Significant Customer

For the three months ended March 31, 2018 and 2017, the Company generated approximately $2,798,000 and $2,105,000, respectively, of total revenue from Buffalo Wild Wings corporate-owned restaurants and its franchisees, which represented approximately 49% and 40% of total revenue for those periods, respectively. As of March 31, 2018 and December 31, 2017, approximately $504,000 and $191,000, respectively, was included in accounts receivable from Buffalo Wild Wings corporate-owned restaurants and its franchisees.

Sole Equipment Supplier

The Company currently purchases the tablets, cases and charging trays used in its BEOND tablet platform from one unaffiliated third-party manufacturer. The Company currently does not have an alternative manufacturer for its tablets or an alternative manufacturer or device for the tablet cases or tablet charging trays. The Company no longer purchases playmakers for its Classic platform.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This report and the documents incorporated herein by reference, if any, contain “forward-looking statements” – that is statements related to future events, results, performance, prospects and opportunities, including statements related to our strategic plans and targets, revenue generation, product availability and offerings, capital needs, capital expenditures, industry trends and our financial position. Forward-looking statements are based on information currently available to us, on our current expectations, estimates, forecasts, and projections about the industries in which we operate and on the beliefs and assumptions of management. Forward looking statements often contain words such as “expects,” “anticipates,” “could,” “targets,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “would,” and similar expressions. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, and other characterizations of future events or circumstances, are forward-looking statements. Forward-looking statements by their nature address matters that are, to different degrees, subject to risks and uncertainties that could cause actual results to differ materially and adversely from those expressed in any forward-looking statements. For us, particular factors that might cause or contribute to such differences include (1) our ability to compete effectively within the highly competitive interactive games, entertainment and marketing services industries, (2) the impact of new products and technological change, especially in the mobile and wireless markets, on our operations and competitiveness, (3) our ability to maintain or improve our relationship with Buffalo Wild Wings, who together with its franchisees accounted for a significant portion of our revenues, (4) our ability to maintain an adequate supply of the tablet and related equipment used in our BEOND tablet platform, (5) our ability to adequately protect our proprietary rights and intellectual property, (6) our ability to raise additional funds in the future on favorable terms; we have borrowed substantially all amounts available to us under existing credit facilities and, subject to limited exceptions, our loan and security agreement with East West Bank prohibits us from borrowing additional amounts from other lenders, (7) our ability to significantly grow our subscription revenue and implement our other business strategies, (8) our ability to successfully and efficiently manage the design, manufacturing and assembly process of the tablet and related equipment used in our BEOND tablet platform and (9) the other risks and uncertainties described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and described in other documents we file from time to time with the Securities and Exchange Commission, or SEC, including this report and our other Quarterly Reports on Form 10-Q. Readers are urged not to place undue reliance on the forward-looking statements contained in this report or incorporated by reference herein, which speak only as of the date of this report. Except as required by law, we do not undertake any obligation to revise or update any such forward-looking statement to reflect future events or circumstances.

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to, and should be read in conjunction with, the accompanying unaudited condensed consolidated financial statements and notes, included in Item 1 of this Quarterly Report on Form 10-Q, to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. All dollar amounts in this discussion are rounded to the nearest thousand. Our discussion is organized as follows:

●	Overview and Highlights. This section provides a general description of our business and significant events and transactions that we believe are important in understanding our financial condition and results of operations.

●	Critical Accounting Policies. This section provides a listing of our significant accounting policies, including any material changes in our critical accounting policies, estimates and judgments during the three months ended March 31, 2018 from those described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2017.

●	Results of Operations. This section provides an analysis of our results of operations presented in the accompanying unaudited condensed consolidated statements of operations by comparing the results for the three months ended March 31, 2018 to the results for the three months ended March 31, 2017.

●	Liquidity and Capital Resources. This section provides an analysis of our historical cash flows, as well as our future capital requirements.

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

Since 2015, over 115 million games have been played on our network annually, and as of March 31, 2018, approximately 56% of our network subscriber venues are affiliated with national and regional restaurant brands, including Buffalo Wild Wings, Buffalo Wings & Rings, Old Chicago, Native Grill & Wings, Houlihans, Beef O’Brady’s, Boston Pizza, and Arooga’s.

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

Our Strategy and Business Updates

Grow business beyond restaurant and bar industry. One of our major initiatives is to expand our business beyond the restaurant and bar industry. During the first quarter of 2018, we agreed to sell our tablets to a third-party who will use our tablets and operating system to deliver their services in a non-restaurant or bar industry. Earlier in 2017, we began a relationship with a third-party who is licensing our trivia content for use in casino gaming machines and is leasing our tablets for use in retail settings to complete loyalty/reward program transactions.

Launch expanded product offerings. We continue to focus on bringing new experiences and promotions to our customers. We are developing new products that we believe will help differentiate our offerings from those of our competitors, and which are expected to provide an ability to scale our business beyond our traditional entertainment offering.

New Hub. A piece of the equipment we install in our customers’ venues is a personal computer that acts as a server from which our content is streamed to the tablets within the venue. We are working on a smaller form factor for the personal computer that, in addition to being physically smaller, would be less expensive and would reduce labor-intensive installation costs. We believe that this “hub” will lead to new opportunities, which could include the ability to display video, highlights, dynamic web content, and app content, in addition to being able to deliver our historical offerings within venues.

Mobile Live Trivia. We have completed a market-ready, mobile version of our live trivia product that allows customers, trivia hosts, and individuals to start their own trivia events. When mobile trivia becomes available, it will be our easiest to adopt, lowest cost of entry solution, and may serve as a test for a venue contemplating a more significant investment.

Single Player Games. We will be releasing new single player games that we have developed for our BEOND tablet platform. Previously, we purchased these types of games from third party aggregators, sometimes at significant cost.

Buffalo Wild Wings. In March 2017, Buffalo Wild Wings chose us to be its provider of digital menu, order, and payment functionality. Due to the acquisition of Buffalo Wild Wings by Arby’s Restaurant Group, Inc. (which renamed itself Inspire Brands Inc.) in February 2018 and to the attendant changes with Buffalo Wild Wings’ operations, the rollout of our expanded functionality was put on hold to allow its new ownership to assess all the programs at Buffalo Wild Wings. Since that time, we have been working with Inspire Brands as it integrates Buffalo Wild Wings into its portfolio and determines its brand priorities. We restarted order, payment and guest insights, and are currently live at 31 Buffalo Wild Wings locations. We continue to believe that a long-term relationship with Inspire Brands presents numerous opportunities as it intends to add several more brands to its portfolio.

Advertising Partnerships. We believe that if we lower the price of our BEOND tablet platform, we will be able to acquire more market share. One way to lower the price is by subsidizing our costs through advertising. We are currently working with advertising sales companies to help us improve our advertisement sales and with an advertisement technology company to improve our ad loading, management, and delivery and testing capabilities.

Recent Developments

Non-compliance with NYSE American continued listing standard

On April 26, 2018, the NYSE Regulation Inc. notified us that it has accepted our plan to regain compliance with Section 1003(a)(iii) of the Company Guide (the “Company Guide”) and granted us a plan period that extends through March 20, 2019 to regain compliance. As previously reported, we are not in compliance with NYSE American LLC listing standards, specifically, Section 1003(a)(iii), because we reported stockholders’ equity of less than $6 million as of December 31, 2017 and had net losses in five of our most recent fiscal years ended December 31, 2017.

The listing of our common stock on the NYSE American is being continued during the plan period pursuant to an extension. The NYSE Regulation staff will review us periodically for compliance with initiatives outlined in our plan. If we are not in compliance with Section 1003(a)(iii) by March 20, 2019 or if we do not make progress consistent with our plan during the plan period, NYSE Regulation staff will initiate delisting proceedings as appropriate. See “PART II—ITEM 1A. RISK FACTORS—“Our common stock could be delisted or suspended from trading on the NYSE American if we do not regain compliance with continued listing criteria with which we are currently not compliant or if we fail to meet any other continued listing criteria,” below.

Amendment to East West Bank Credit Facility

In March 2018, we entered into an amendment to the amended and restated loan and security agreement we entered into with East West Bank on November 29, 2017. This amendment (i) waived our minimum fixed charge coverage ratio covenant default for the fiscal quarter ended December 31, 2017; (ii) suspended the minimum fixed charge coverage ratio covenant until the quarter ending March 31, 2019; and (iii) added a minimum adjusted EBITDA covenant on a trailing six-month period ending March 31, 2018, June 30, 2018, September 30, 2018 and December 31, 2018. See “—Liquidity and Capital Resources,” below for additional information.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to deferred costs and revenues, depreciation of fixed assets, the provision for income taxes including the valuation allowance, stock-based compensation, bad debts, investments, impairment of software development costs, goodwill, fixed assets, intangible assets and contingencies, including the reserve for sales tax inquiries. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and results and require management’s most subjective judgments.

There have been no material changes in our critical accounting policies, estimates and judgments during the three months ended March 31, 2018 from those described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2017, except for Revenue from Contracts with Customers (Topic 606). We have completed the process of evaluating the effect of adopting Topic 606 and have determined that the timing and amount of revenue recognized based on Topic 606 is consistent with our revenue recognition policy under previous guidance, and accordingly, there was no transition adoption adjustment necessary upon the adoption of the Topic 606 guidance. (See Note 2 to the accompanying unaudited condensed consolidated financial statements.)

RESULTS OF OPERATIONS

Three months ended March 31, 2018 compared to the three months ended March 31, 2017

We incurred a net loss of $409,000 for the three months ended March 31, 2018 compared to a net loss of $90,000 for the three months ended March 31, 2017.

Revenue

The table below summarizes our revenue by type for the period indicated:

	Three months ended March 31,
	2018		2017
	$	% of Total Revenue	$	% of Total Revenue	$ Change	% Change
Subscription revenue	4,065,000	70.6%	4,226,000	80.8%	(161,000)	(3.8%)
Sales-type lease revenue	679,000	11.8%	185,000	3.5%	494,000	267.0%
Other revenue	1,017,000	17.6%	820,000	15.7%	197,000	24.0%
Total	5,761,000	100.0%	5,231,000	100.0%	530,000	10.1%

Subscription revenue decreased for the three months ended March 31, 2018 primarily due to lower average site count when compared to the same period in 2017. During the three months ended March 31, 2018, sales-type lease revenue increased due to more installations of our BEOND tablet platform for certain customers under sales-type lease arrangements when compared to the same period in 2017. We expect the amount of sales-type lease revenue to continue fluctuating in correlation with customer contracts under sales-type lease arrangements. Other revenue increased for the three months ended March 31, 2018 due primarily to an increase in professional services when compared to the same period in 2017.

Geographic breakdown of our site count for network subscribers was as follows:

	Network Subscribers as of March 31,
	2018	2017
United States	2,567	2,643
Canada	136	145
Total	2,703	2,788

Direct Costs and Gross Margin

A comparison of direct costs and gross margin for the period indicated is shown in the table below:

	For the three months ended March 31,			%
	2018	2017	Change	Change
Revenues	$5,761,000	$5,231,000	$530,000	10.1%
Direct Costs	1,967,000	1,843,000	124,000	6.7%
Gross Margin	$3,794,000	$3,388,000	$406,000	12.0%

Gross Margin Percentage	65.9%	64.8%

The increase in direct costs for the three months ended March 31, 2018 compared to the same period in 2017 was primarily due to increased equipment expense related to higher sale-type lease revenue, increased depreciation expense for capitalized site equipment and software development programs, increased service provider fees and increased costs associated with professional development revenues. These increases were offset by a decrease in freight expense.

Operating Expenses

	For the three months ended March 31,			%
	2018	2017	Change	Change
Selling, general and administrative	$4,021,000	$4,134,000	$(113,000)	(2.7)%

Depreciation and amortization (non-direct)	$86,000	$88,000	$(2,000)	(2.3)%

Selling, General and Administrative Expenses

The decrease in selling, general and administrative expenses for the three months ended March 31, 2018 was primarily due to decreased payroll and related expense of $166,000, decreased marketing expense of $65,000 primarily due to lower trade show costs and decreased miscellaneous expenses of $40,000, offset by increased professional fees of $158,000 when compared to the same period in 2017.

Depreciation and Amortization Expense

The decrease in depreciation and amortization expense for the three months ended March 31, 2018 compared to the same period in 2017 was primarily due to assets becoming fully depreciated or amortized sooner than we are replenishing with new assets.

Other (Expense) Income, Net

	For the three months ended March 31,		Increase in other
	2018	2017	expense, net
Total other (expense) income, net	$(94,000)	$750,000	$(844,000)

The decrease in other income, net was primarily related to the receipt of a one-time payment from a supplier during the 2017 period related to a supply chain matter that was resolved in exchange for such payment and the absence of a similar event during the 2018 period.

Income Taxes

	For the three months ended March 31,
	2018	2017
Provision for income taxes	$(2,000)	$(6,000)

During 2018, we expect to incur state income tax liability related to our U.S. operations and income tax liability in Canada related to our operations in Canada. We have established a full valuation allowance for substantially all deferred tax assets, including our net operating loss carryforwards, since we could not conclude that we were more likely than not able to generate future taxable income to realize these assets. The effective tax rate differs from the statutory tax rate due primarily to our full valuation allowance.

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

The table below shows a reconciliation of our consolidated net loss calculated in accordance with GAAP to EBITDA for the period indicated. EBITDA should not be considered as substitutes for, or superior to, net loss calculated in accordance with GAAP.

	For the three months ended March 31,
	2018	2017
Net loss per GAAP	$(409,000)	$(90,000)
Interest expense, net	93,000	159,000
Income tax provision	2,000	6,000
Depreciation and amortization	639,000	579,000
EBITDA	$325,000	$654,000

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2018, we had cash and cash equivalents of $2,635,000 compared to cash and cash equivalents of $3,378,000 as of December 31, 2017.

In November 2017, we entered into an amended and restated loan and security agreement (the “Amended and Restated Loan Agreement”) with East West Bank (“EWB”). The Amended & Restated Loan Agreement amended and restated the loan and security agreement that we entered into with EWB in April 2015 (as the same has been previously amended, the “Prior Loan Agreement”). The Amended and Restated Loan Agreement provides for a $4,500,000 36-month term loan, which we used to refinance the $4,450,000 that we had outstanding under the Prior Loan Agreement. The loan matures on November 29, 2020. We make payments on the loan on the last calendar day of each month. Payments are interest only until the payment due on June 30, 2018, at which time we are required to make principal plus interest payments.

We must comply with certain financial covenants, including a minimum fixed charge coverage ratio, minimum liquidity and a maximum senior leverage ratio. As of December 31, 2017, we were in compliance with all covenants except the fixed charge coverage ratio covenant. In March 2018, we entered into an amendment to the Amended and Restated Loan Agreement, which provided for the following:

● EWB waived the minimum fixed charge coverage ratio covenant default for the fiscal quarter ended December 31, 2017.

● The minimum fixed charge coverage ratio covenant was suspended for 2018, and as a result, we are not required to satisfy this covenant until the quarter ended March 31, 2019.

● A covenant was added under which we are required to achieve the minimum Adjusted EBITDA (as defined below) set forth below for the period indicated:

Six Month Period Ending	Minimum Adjusted EBITDA
March 31, 2018	$600,000
June 30, 2018	$1,200,000
September 30, 2018	$1,600,000
December 31, 2018	$1,500,000

“Adjusted EBITDA” means (a) EBITDA (which is net income, plus interest expense, plus, to the extent deducted in the calculation of net income, depreciation expense and amortization expense, plus income tax expense) plus (b) other noncash expenses and charges, plus (c) to the extent approved by EWB, other onetime charges, plus (d) to the extent approved by EWB, any losses arising from the sale, exchange, transfer or other disposition of assets not in the ordinary course of business.

As of March 31, 2018, we were in compliance with all covenants.

As of March 31, 2018, $4,500,000 was outstanding under the Amended and Restated Loan Agreement, of which $1,500,000 is recorded in current portion of long-term debt and $3,000,000 is recorded in long-term debt on the accompanying consolidated balance sheet. We recorded total debt issuance costs of $59,000, which includes a $45,000 facility fee. We are amortizing the debt issuance costs to interest expense using the effective interest rate method over the life of the loan. As of March 31, 2018, the unamortized portion of the debt issuance costs was $48,000 and is recorded as a reduction of long term debt. We have no more borrowing availability under the Amended and Restated Loan.

We have another financing arrangement with an equipment lender under which we may request funds to finance the purchase of certain capital equipment. The lender determines whether to extend such funds on a case-by-case basis, taking into account such factors as the lender considers relevant, including the amount outstanding under this financing arrangement. Through March 31, 2018, we borrowed $9,690,000. As of March 31, 2018, $442,000 was outstanding, all of which is recorded in current portion of long-term debt on the accompanying consolidated balance sheet. We currently do not expect the lender to lend any additional funds under this financing arrangement.

In connection with preparing the financial statement as of and for the year ended March 31, 2018, we evaluated whether there are conditions and events, considered in the aggregate, that are known and reasonably knowable that would raise substantial doubt about our ability to continue as a going concern within one year after the date that such financial statements are issued. As a result of such evaluation, we believe we will have sufficient cash to meet our operating cash requirements and to fulfill our debt obligations for at least the next twelve months from the issuance date of such financial statements. To address our low stockholders’ equity, to increase the likelihood that we will be able to successfully execute our operating and strategic plan, and to position us to better take advantage of market opportunities for growth, we are continuing to evaluate additional financing alternatives, including additional equity financings and alternative sources of debt. If our cash and cash equivalents are not sufficient to meet future cash requirements, we may be required to reduce planned capital expenses, reduce operational cash uses or raise capital on terms that are not as favorable to us as they otherwise might be. Any actions we may undertake to reduce planned capital purchases or reduce expenses may be insufficient to cover shortfalls in available funds. If we require additional capital, we may be unable to secure additional capital on terms that are acceptable to us, or at all.

Working Capital

As of March 31, 2018, we had working capital (current assets in excess of current liabilities) of $1,389,000 compared to negative working capital (current liabilities in excess of current assets) of $1,109,000 as of December 31, 2017. The following table shows our change in working capital from December 31, 2017 to March 31, 2018.

Increase (Decrease)
Working capital as of December 31, 2017	$(1,109,000)
Changes in current assets:
Cash and cash equivalents	(743,000)
Accounts receivable, net of allowance	319,000
Site equipment to be installed	(875,000)
Prepaid expenses and other current assets	389,000
Change in total current assets	(910,000)
Changes in current liabilities:
Accounts payable	131,000
Accrued compensation	(235,000)
Accrued expenses	80,000
Sales taxes payable	(15,000)
Income taxes payable	6,000
Current portion of long-term debt	(3,117,000)
Current portion of obligations under capital leases	1,000
Deferred revenue	(163,000)
Deferred rent	(50,000)
Other current liabilities	(46,000)
Change in total current liabilities	(3,408,000)
Net change in working capital	2,498,000
Working capital as of March 31, 2018	$1,389,000

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying consolidated statements of cash flows, are summarized as follows:

	For the three months ended March 31,
	2018	2017
Cash (used in) provided by:
Operating activities	$(120,000)	$(466,000)
Investing activities	(372,000)	(249,000)
Financing activities	(226,000)	1,135,000
Effect of exchange rates	(25,000)	7,000
Net (decrease) increase in cash and cash equivalents	$(743,000)	$427,000

Net cash used in operations. The decrease in cash used in operating activities was due to a decrease in operating assets and liabilities of $780,000, offset by an increase in net loss of $434,000, after giving effect to adjustments made for non-cash transactions during the three months ended March 31, 2018 compared to the same period in 2017.

Our largest use of cash is payroll and related costs. Cash used for payroll and related costs decreased $175,000 to $2,933,000 for the three months ended March 31, 2018 from $3,108,000 for the same period in 2017, primarily due to a reduction in incentive compensation.

Our primary source of cash is cash we generate from customers. Cash received from customers decreased $158,000 to $5,511,000 for the three months ended March 31, 2018 from $5,669,000 for the same period in 2017. This decrease was primarily related to the timing of a payment from a customer. We received such payment in April 2018, whereas we received the similar payment in March 2017 during the 2017 period.

Net cash used in investing activities. The $123,000 increase in cash used in investing activities was primarily due to increased software development expenditures and capital expenditures.

Net cash (used in) provided by financing activities. The $1,361,000 increase in cash used in financing activities was primarily attributable to the following:

●	During the three months ended March 31, 2017, we received net proceeds of $1,554,000 from our common stock offering in March 2017; there was no similar event during the same period in 2018; and

●	During the three months ended March 31, 2018, our payments on long-term debt decreased by $177,000 compared to the same period in 2017.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-05, Income Taxes (Topic 740) – Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. This ASU incorporates SEC Staff Accounting Bulletin No. 118 (“SAB 118”), which addresses the accounting implications of the major tax reform legislation, Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act (the “2017 Tax Act”), enacted on December 22, 2017. SAB 118 allows a company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date and was effective upon issuance. We continue to analyze the 2017 Tax Act.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are subject to legal proceedings in the ordinary course of business. While management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, cash flows, or overall trends in results of operations, legal proceedings are subject to inherent uncertainties, and unfavorable rulings or outcomes could occur that have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results. We are not currently subject to any pending material legal proceedings.

Item 1A. Risk Factors.

An investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2017 together with all other information contained or incorporated by reference in this report before you decide to invest in our common stock. If any of the risks described in this report or in our annual report occur, our business, financial condition, results of operations and our future growth prospects could be materially and adversely affected. Under these circumstances, the trading price of our common stock could decline, and you may lose all or part of your investment. As of the date of this report, we do not believe that there have been any material changes to the risk factors previously disclosed in our annual report other than as stated below.

Our common stock could be delisted or suspended from trading on the NYSE American if we do not regain compliance with continued listing criteria with which we are currently not compliant or if we fail to meet any other continued listing criteria.

As previously reported, in March 2018, we received a letter from the NYSE Regulation Inc. stating that we are not in compliance with NYSE American LLC continued listing standards. Specifically, we are not in compliance with Section 1003(a)(iii) of the Company Guide because we reported stockholders’ equity of less than $6 million as of December 31, 2017 and had net losses in five of our most recent fiscal years ended December 31, 2017. Our stockholders’ equity was $5.5 million as of December 31, 2017. As a result, we are now subject to the procedures and requirements of Section 1009 of the Company Guide.

On April 26, 2018, the NYSE Regulation Inc. notified us that it has accepted our plan to regain compliance with Section 1003(a)(iii) of the Company Guide and granted us a plan period that extends through March 20, 2019 to regain compliance. The listing of our common stock on the NYSE American is being continued during the plan period pursuant to an extension. The NYSE Regulation staff will review us periodically for compliance with initiatives outlined in our plan. If we are not in compliance with Section 1003(a)(iii) by March 20, 2019 or if we do not make progress consistent with our plan during the plan period, NYSE Regulation staff will initiate delisting proceedings as appropriate.

We can give no assurances that we will be able to address our non-compliance with the NYSE American continued listing standards or, even if we do, that we will be able to maintain the listing of our common stock on the NYSE American. Our common stock could be delisted because we do not make progress consistent with our plan during the plan period, because we do not regain compliance by March 20, 2019, or because we fall below compliance with other NYSE American listing standards. In addition, we may determine to pursue business opportunities or grow our business at levels or on timelines that reduces our stockholders’ equity below the level required to maintain compliance with NYSE American continued listing standards. The delisting of our common stock for whatever reason could, among other things, substantially impair our ability to raise additional capital; result in a loss of institutional investor interest and fewer financing opportunities for us; and/or result in potential breaches of representations or covenants in agreements pursuant to which we made representations or covenants relating to our compliance with applicable listing requirements. Claims related to any such breaches, with or without merit, could result in costly litigation, significant liabilities and diversion of our management’s time and attention and could have a material adverse effect on our financial condition, business and results of operations. In addition, the delisting of our common stock for whatever reason may materially impair our stockholders’ ability to buy and sell shares of our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit	Description	Incorporated By Reference

3.1(a)	Restated Certificate of Incorporation	Exhibit to Form 10-Q filed on August 14, 2013

3.1(b)	Certificate of Amendment to the Restated Certificate of Incorporation (reverse/forward split)	Exhibit to Form 8-K filed on June 17, 2016

3.1(c)	Certificate of Decrease of the Series A Convertible Preferred Stock	Exhibit to Form 8-K filed on April 12, 2017

3.1(d)	Certificate of Amendment to the Restated Certificate of Incorporation (decrease in authorized capital stock)	Exhibit to Form 8-K filed on June 9, 2017

3.2	Bylaws, as amended	Exhibit to Form 10-K filed on March 26, 2008

10.1	First Amendment to the Amended and Restated Loan and Security Agreement by and between East West Bank and the registrant dated March 12, 2018.	Exhibit to Form 8-K filed on March 12,2018

10.2*	Amendment to Employment Agreement by and between the registrant and Ram Krishnan dated March 19, 2018.	Filed herewith

10.3*	Employment Agreement by and between the registrant and Allen Wolff dated March 19, 2018.	Filed herewith

10.4*	Stock Unit Agreement under the Amended 2010 Performance Incentive Plan between the registrant and Ram Krishnan dated March 19, 2018.	Filed herewith

10.5*	Stock Unit Agreement under the Amended 2010 Performance Incentive Plan between the registrant and Allen Wolff dated March 19, 2018.	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1#	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2#	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

*	Management contract or compensatory plan.
#	This certification is being furnished solely to accompany this report pursuant to U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated herein by reference into any filing of the Company whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NTN BUZZTIME, INC.

Date: May 11, 2018	By:	/s/ Allen Wolff
Allen Wolff
Chief Financial Officer and Executive Vice President
(on behalf of the Registrant, and as its Principal Financial Officer)

