Form 10-Q
period 2018-06-30
NTN BUZZTIME INC
filed 2018-08-06
CIK 748592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

Commission file number 001-11460

NTN Buzztime, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	31-1103425
(State of incorporation)	(I.R.S. Employer Identification No.)

2231 RUTHERFORD ROAD, SUITE 200, CARLSBAD, CALIFORNIA	92008
(Address of principal executive offices)	(Zip Code)

(760) 438-7400

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically every interactive data file required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in in Rule 12b-2 of the Exchange Act.

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

As of August 2, 2018, the registrant had outstanding 2,866,326 shares of common stock, $0.005 par value per share.

NTN BUZZTIME, INC. AND SUBSIDIARIES

FORM 10-Q

PART I

Item 1. Financial Statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amount)

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,785	$3,378
Accounts receivable, net of allowances of $405 and $463, respectively	787	714
Site equipment to be installed	3,798	4,866
Prepaid expenses and other current assets	843	680
Total current assets	9,213	9,638
Fixed assets, net	3,922	3,678
Software development costs, net of accumulated amortization of $2,827 and $2,651, respectively	1,696	1,459
Deferred costs	541	775
Goodwill	955	1,004
Other assets	29	16
Total assets	$16,356	$16,570

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$427	$390
Accrued compensation	586	646
Accrued expenses	581	418
Sales taxes payable	110	107
Income taxes payable	26	13
Current portion of long-term debt	2,210	5,059
Current portion of obligations under capital leases	167	176
Current portion of deferred revenue	2,849	3,564
Deferred rent	83	182
Other current liabilities	98	192
Total current liabilities	7,137	10,747
Long-term debt	2,510	8
Long-term obligations under capital leases	81	164
Long-term deferred revenue	44	63
Other liabilities	48	52
Total liabilities	9,820	11,034

Shareholders' Equity:
Series A 10% cumulative convertible preferred stock, $0.005 par value, $156 liquidation preference, 156 shares authorized; 156 shares issued and outstanding at June 30, 2018 and December 31, 2017	1	1
Common stock, $0.005 par value, 15,000 shares authorized at June 30, 2018 and December 31, 2017; 2,866 and 2,521 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	14	13
Treasury stock, at cost, 10 shares at June 30, 2018 and December 31, 2017	(456)	(456)
Additional paid-in capital	136,383	134,752
Accumulated deficit	(129,660)	(129,119)
Accumulated other comprehensive income	254	345
Total shareholders' equity	6,536	5,536
Total liabilities and shareholders' equity	$16,356	$16,570

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Subscription revenue	$4,041	$4,232	$8,106	$8,458
Hardware revenue	590	223	1,269	408
Other revenue	1,020	1,094	2,037	1,914
Total Revenue	5,651	5,549	11,412	10,780
Operating expenses:
Direct operating costs (includes depreciation and amortization of $614 and $465 for the three months ended June 30, 2018 and 2017, respectively, and $1,167 and $956 for the six months ended June 30, 2018 and 2017, respectively)	1,937	1,631	3,904	3,474
Selling, general and administrative	3,658	3,858	7,679	7,992
Depreciation and amortization (excluding depreciation and amortization included in direct operating costs)	83	86	169	174
Total operating expenses	5,678	5,575	11,752	11,640
Operating loss	(27)	(26)	(340)	(860)
Other (expense) income, net	(73)	(132)	(167)	618
Loss before income taxes	(100)	(158)	(507)	(242)
Provision for income taxes	(24)	(6)	(26)	(12)
Net loss	$(124)	$(164)	$(533)	$(254)

Net loss per common share - basic and diluted	$(0.05)	$(0.07)	$(0.21)	$(0.11)

Weighted average shares outstanding - basic and diluted	2,514	2,494	2,512	2,375

Comprehensive loss
Net loss	$(124)	$(164)	$(533)	$(254)
Foreign currency translation adjustment	(43)	41	(91)	56
Total comprehensive loss	$(167)	$(123)	$(624)	$(198)

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six months ended June 30,
	2018	2017
Cash flows provided by operating activities:
Net loss	$(533)	$(254)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,336	1,130
Provision for doubtful accounts	36	40
Scrap expense	28	24
Transfer of fixed assets to sales-type lease	10	-
Stock-based compensation	251	234
Amortization of debt issuance costs	17	26
Issuance of common stock in lieu of cash for bonus compensation	-	164
Impairment of capitalized software	12	4
Loss from disposition of equipment	11	6
Changes in assets and liabilities:
Accounts receivable	(108)	127
Site equipment to be installed	(111)	(218)
Prepaid expenses and other assets	(176)	(1,121)
Accounts payable and accrued liabilities	145	148
Income taxes payable	14	(12)
Deferred costs	234	55
Deferred revenue	(734)	2,669
Deferred rent	(99)	(90)
Other liabilities	(94)	(126)
Net cash provided by operating activities	239	2,806
Cash flows used in investing activities:
Capital expenditures	(280)	(339)
Capitalized development expenditures	(424)	(362)
Net cash used in investing activities	(704)	(701)
Cash flows provided by (used in) financing activities:
Net proceeds from issuance of common stock related to registered direct offering	1,381	1,773
Principal payments on capital lease	(88)	(77)
Payments on long-term debt	(364)	(2,651)
Debt issuance costs on long-term debt	-	(22)
Payment of preferred stockholders dividends	(8)	(8)
Net cash provided by (used in) financing activities	921	(985)
Net increase in cash and cash equivalents	456	1,120
Effect of exchange rate on cash	(49)	28
Cash and cash equivalents at beginning of period	3,378	5,686
Cash and cash equivalents at end of period	$3,785	$6,834

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$173	$303

Income taxes	$17	$33

Supplemental disclosure of non-cash investing and financing activities:

Site equipment transferred to fixed assets	$1,151	$729

Equipment acquired under capital lease	$5	$-

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

The Company delivers interactive entertainment and innovative technology, including performance analytics and secure payment with Europay, MasterCard® and Visa® (EMV) chip card readers or with near-field communication (NFC) technology to accept Apple, Android and Samsung Pay. Most frequently used in bars and restaurants in North America, the Company’s tablets and technology offer engaging solutions to establishments with guests who experience dwell time, such as casinos, senior living, and more. Casual dining venues subscribe to the Company’s customizable solution to differentiate themselves via competitive fun by offering guests trivia, card, sports and arcade games, customized menus and self-service dining features. The Company’s platform improves operating efficiencies, creates connections among the players and venues, and amplifies guests’ positive experiences. The Company’s tablet platform was commercially launched during 2013 and then scaled during 2014. The Company also continues to support its legacy network product line, which it calls its Classic platform.

The Company generates revenue by charging subscription fees for its service to network subscribers, by leasing equipment to certain network subscribers, by selling equipment, by hosting live trivia events, by selling advertising aired on in-venue screens and as part of customized games, by licensing its content for use with third-party equipment, from providing professional services (such as developing certain functionality within the Company’s platform for customers), and from pay-to-play single player games.

At June 30, 2018, 2,703 venues in the U.S. and Canada subscribed to the Company’s interactive entertainment network, of which approximately 83% were using the tablet platform.

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

These condensed consolidated financial statements should be read with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2017. The accompanying condensed balance sheet as of December 31, 2017 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2018, or any other period.

In connection with preparing its financial statements as of and for the period ended June 30, 2018, the Company evaluated whether there are conditions and events, considered in the aggregate, that are known and reasonably knowable that would raise substantial doubt about its ability to continue as a going concern within twelve months after the date that such financial statements are issued. The Company believes it has sufficient cash to meet its operating cash requirements and to fulfill its debt obligations for at least the next twelve months after the date that such financial statements are issued. During the three months ended June 30, 2018, the Company issued 345,772 shares of its common stock in a registered direct offering and received net proceeds of approximately $1,381,000. (See Note 4.) To increase the likelihood that the Company will be able to successfully execute its operating and strategic plan and to position the Company to better take advantage of market opportunities for growth, it is continuing to evaluate additional financing alternatives, including additional equity financings and alternative sources of debt. If the Company’s cash and cash equivalents are not sufficient to meet future cash requirements, it may have to reduce planned capital expenses, reduce operational cash uses or raise capital on terms that are not as favorable to the Company as they otherwise might be. Any actions the Company may undertake to reduce planned capital purchases or reduce expenses might not cover shortfalls in available funds. If the Company requires additional capital, it may not secure additional financing on terms acceptable to the Company, or at all.

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

This update outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized:

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

The Company completed the process of evaluating the effect of adopting this update and has determined that the timing and amount of revenue recognized based on Topic 606 is consistent with the Company’s revenue recognition policy under previous guidance, and accordingly, there was no transition adoption adjustment necessary upon the adoption of the Topic 606 guidance.

The Company generates revenue by charging subscription fees for its service to network subscribers, by leasing equipment to certain network subscribers, by selling equipment, by hosting live trivia events, by selling advertising aired on in-venue screens and as part of customized games, by licensing its content for use with third-party equipment, from providing professional services (such as developing certain functionality within the Company’s platform for customers), and from pay-to-play single player games.

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

Equipment Sales – The Company recognizes revenue from equipment sales at a point in time, which is when control has been transferred to the customer, the customer holds legal title and the customer has significant risks and rewards of ownership. Generally, the Company has determined that any customer acceptance provisions of the equipment is a formality, as the Company has historically demonstrated the ability to produce and deliver similar equipment. If the Company sells equipment with unique specifications, then customer control of the equipment will occur upon customer acceptance as defined in the contract, and revenue will be recognized at that time. Costs associated with the equipment sold is recognized at the same point in time as the revenue.

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

Content Licensing – The Company licenses content (trivia packages) to a certain customer, who in turn installs the content on its equipment that it sells to its customers. The content license is characterized as a “right to use intellectual property as it exists at the point in time at which the license is granted,” meaning the Company is not expected to undertake activities that affect the intellectual property or any such activities would not affect the intellectual property the customer is using. The content license is considered to be on consignment, and the Company retains title of the licensed content throughout the license period. The Company’s customer has no obligation to pay for the licensed content until the customer sells and installs the content to its customer. Accordingly, the Company recognizes revenue at the point in time when such installation occurs. The Company recognizes costs related to developing the content during the period incurred.

Professional Development Revenue – Depending on the type of development work the Company is performing, the Company will recognize revenue, and associated costs, at the point in time when the Company satisfies each performance obligation, which is generally when the customer can direct the use of, and obtain substantially all of the remaining benefits of the goods or service provided. For services provided over time, the corresponding revenue is generally recognized over the time the Company provides such services. Any payments received before satisfying the performance obligations are recorded as deferred revenue and recognized as revenue when or as such obligations are satisfied. The Company does not have unbilled revenue assets associated with professional development services.

(3) Basic and Diluted Earnings Per Common Share

The Company computes basic and diluted earnings per common share in accordance with the provisions of FASB ASC No. 260, Earnings per Share. Basic earnings per share excludes the dilutive effects of options, warrants and other convertible securities. Diluted earnings per share reflects the potential dilution of securities that could share in the Company’s earnings. The number of shares of the Company’s common stock subject to options, warrants, and convertible preferred stock excluded from computing diluted net loss per common share was approximately 433,000 and 394,000 as of June 30, 2018 and 2017, respectively, as their effect was anti-dilutive.

(4) STOCKHOLDERS’ EQUITY

Registered Direct Offering

On June 27, 2018, the Company entered into a subscription agreement with certain investors relating to the issuance and sale of shares of the Company’s common stock at a purchase price of $4.50 per share. The offering closed on June 29, 2018. The Company sold 345,772 shares of its common stock and received net proceeds of approximately $1,381,000, after deducting approximately $175,000 in offering expenses.

The Company intends to use the net proceeds for general corporate purposes, which may include working capital, general and administrative expenses, capital expenditures and implementation of its strategic priorities.

Stock-based Compensation

The Company’s stock-based compensation plans include the NTN Buzztime, Inc. 2004 Performance Incentive Plan (the “2004 Plan”), the NTN Buzztime, Inc. Amended 2010 Performance Incentive Plan (the “Amended 2010 Plan”) and the NTN Buzztime, Inc. 2014 Inducement Plan (the “2014 Plan”). The 2004 Plan expired in September 2009. From and after the date it expired, no awards could be granted under that plan and all awards granted under that plan before it expired are governed by that plan until they are exercised or expire in accordance with that plan’s terms. The Amended 2010 Plan provides for the grant of up to 240,000 share-based awards and expires in February 2020. As of June 30, 2018, approximately 59,000 share-based awards were available for grant under the Amended 2010 Plan. The 2014 Plan, which provides for the grant of up to 85,000 share-based awards to a new employee as an inducement material to the new employee entering into employment with the Company, was approved by the nominating and corporate governance/compensation committee of the Company’s board of directors (the “Committee”) in September 2014 in connection with the appointment of Ram Krishnan as the Company’s Chief Executive Officer. As of June 30, 2018, there were no share-based awards available for grant under the 2014 Plan. The Company’s stock-based compensation plans are administered by the Committee, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures, if any, and other provisions of the award.

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

The following weighted-average assumptions were used for grants issued during the three and six months ended June 30, 2018 and 2017 under the ASC No. 718 requirements:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Weighted average risk-free rate	2.88%	1.61%	2.88%	1.62%
Weighted average volatility	113.09%	114.33%	113.09%	114.70%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected life	7.24 years	7.38 years	7.24 years	7.25 years

The Company granted stock options to purchase approximately 2,000 shares of common stock during each of the three months ended June 30, 2018 and 2017, and stock options to purchase approximately 2,000 and 4,000 shares of common stock during the six months ended June 30, 2018 and 2017, respectively. No options were exercised during either of the three or six months ended June 30, 2018 or 2017.

Grants of restricted stock units are settled in an equal number of shares of common stock on the vesting date of the award. A stock unit award is settled only to the extent vested. Vesting generally requires the continued employment by the award recipient through the respective vesting date. Because restricted stock units are settled in an equal number of shares of common stock without any offsetting payment by the recipient, the measurement of cost is based on the quoted market price of the stock at the measurement date, which is the date of grant. During the six months ended June 30, 2018, the Company granted 53,000 restricted stock units with a grant date fair value of $6.04 per restricted stock unit. Of the 53,000 restricted stock units, 25,000 and 15,000 were granted to Messrs. Ram Krishnan and Allen Wolff, respectively, and are subject to accelerated vesting provisions in their respective employment agreements. The Company did not grant restricted stock units during the three months ended June 30, 2018, nor did it grant restricted stock units during the three or six months ended June 30, 2017.

The Company estimates forfeitures at the time of grant and revises if necessary in subsequent periods if actual forfeiture rates differ from those estimates. Forfeitures were estimated based on historical activity for the Company. Stock-based compensation expense for the three months ended June 30, 2018 and 2017 was $134,000 and $117,000, respectively, and $251,000 and $234,000 for the six months ended June 30, 2018 and 2017, respectively, and is expensed in selling, general and administrative expenses and credited to additional paid-in-capital.

(5) DEBT

Term Loan

In November 2017, the Company entered into an amended and restated loan and security agreement with East West Bank (“EWB”),under which the Company borrowed $4,500,000 in the form of a 36-month term loan, which matures on November 29, 2020. EWB has a first-priority security interest in all the Company’s existing and future personal property, including its intellectual property, subject to limited exceptions. The Company has no more borrowing availability under this credit facility.

As of June 30, 2018, $4,500,000 was outstanding under this credit facility, of which $1,950,000 was recorded in current portion of long-term debt and $2,550,000 was recorded in long-term debt on the accompanying consolidated balance sheet. The Company’s monthly payments were interest only until June 30, 2018, at which time such payment became principal and interest. EWB automatically withdraws the applicable payment from the Company’s bank account when due. The first principal payment was due June 30, 2018, a Saturday. Accordingly, EWB debited the Company’s account in July for such payment. As a result, the amount of long-term debt on the accompanying consolidated balance sheet as of June 30, 2018 includes the amount of principal payment due on such date.

The Company must satisfy financial covenants under this credit facility, including minimum liquidity, maximum senior leverage ratio and minimum Adjusted EBITDA (as defined below) set forth below for the period indicated:

Six Month Period Ending	Minimum Adjusted EBITDA
March 31, 2018	$600,000
June 30, 2018	$1,200,000
September 30, 2018	$1,600,000
December 31, 2018	$1,500,000

As of June 30, 2018, the Company was in compliance with all covenants. Beginning with the quarter ending March 31, 2019, the Company must satisfy a minimum fixed charge coverage ratio in lieu of the minimum Adjusted EBITDA covenant.

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

The Company recorded total debt issuance costs of $59,000, which includes a $45,000 facility fee. The Company is amortizing the debt issuance costs to interest expense using the effective interest rate method over the life of the loan. As of June 30, 2018, the unamortized portion of the debt issuance costs was $40,000 and is recorded as a reduction of long term debt.

Equipment Notes Payable

In May 2013, the Company entered into a financing arrangement with a lender under which the Company may borrow funds to purchase certain equipment. Initially, the maximum amount the Company could borrow under this financing arrangement was $500,000. Over time, the lender increased that maximum amount, and as of June 30, 2018, the maximum amount was $9,690,000, all of which has been borrowed. In April 2015, the Company used approximately $3,381,000 of the proceeds borrowed under a prior credit facility with EWB to pay down a portion of the principal amount the Company had borrowed under this financing arrangement, accrued interest and a prepayment fee.

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

As of June 30, 2018, $260,000 was outstanding under this financing arrangement, all of which is recorded in current portion of long-term debt on the accompanying consolidated balance sheet. The Company does not expect the lender to lend any additional funds under this financing arrangement.

(6) ACCUMULATED OTHER COMPREHENSIVE INCOME

The United States dollar is the Company’s functional currency, except for its operations in Canada where the functional currency is the Canadian dollar. The financial position and results of operations of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. In accordance with ASC No. 830, Foreign Currency Matters, revenues and expenses of the Company’s foreign subsidiaries have been translated into U.S. dollars using the weighted average exchange rates during the reporting period, and the assets and liabilities of such subsidiaries have been translated using the period end exchange rate. Accumulated other comprehensive income includes the accumulated gains or losses from these foreign currency translation adjustments. As of June 30, 2018 and December 31, 2017, $254,000 and $345,000 of foreign currency translation adjustments were recorded in accumulated other comprehensive income, respectively.

(7) RECENT ACCOUNTING PRONOUNCEMENTS

In June 2018, the FASB issued ASU No. 2018-07 (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees and is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. The guidance is effective for fiscal years beginning after December 15, 2018 (which is January 1, 2019 for the Company), including interim reporting periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company does not expect that the adoption of this ASU will have a significant impact on its consolidated financial statements.

(8) CONCENTRATIONS OF RISK

Significant Customer

The table below sets forth the approximate amount of revenue the Company generated from Buffalo Wild Wings corporate-owned restaurants and its franchisees during the periods indicated and the percentage of total revenue that such amount represents for such periods:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenue	$2,475,000	$2,379,000	$5,273,000	$4,484,000
% of total revenue	44%	43%	46%	42%

As of June 30, 2018 and December 31, 2017, approximately $159,000 and $191,000, respectively, was included in accounts receivable from Buffalo Wild Wings corporate-owned restaurants and its franchisees.

Sole Equipment Supplier

The Company purchases the tablets, cases and charging trays used for its tablet platform from one unaffiliated third-party manufacturer. The Company has no alternative manufacturer for its tablets and has no alternative manufacturer or device for the cases or charging trays.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This report and the documents incorporated by reference, if any, contain “forward-looking statements” – that is statements related to future events, results, performance, prospects and opportunities, including statements related to our strategic plans and targets, revenue generation, product availability and offerings, capital needs, capital expenditures, industry trends and our financial position. Forward-looking statements are based on information currently available to us, on our current expectations, estimates, forecasts, and projections about the industries in which we operate and on the beliefs and assumptions of management. Forward looking statements often contain words such as “expects,” “anticipates,” “could,” “targets,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “would,” and similar expressions. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, and other characterizations of future events or circumstances, are forward-looking statements. Forward-looking statements by their nature address matters that are, to different degrees, subject to risks and uncertainties that could cause actual results to differ materially and adversely from those expressed in any forward-looking statements. For us, particular factors that might cause or contribute to such differences include (1) our ability to compete effectively within the highly competitive interactive games, entertainment and marketing services industries, (2) the impact of new products and technological change, especially in the mobile and wireless markets, on our operations and competitiveness, (3) our ability to maintain or improve our relationship with Buffalo Wild Wings, who together with its franchisees accounted for a significant portion of our revenues, (4) our ability to adequately protect our proprietary rights and intellectual property, (5) our ability to raise additional funds on favorable terms; we have borrowed substantially all amounts available to us under existing credit facilities and, subject to limited exceptions, our loan and security agreement with East West Bank prohibits us from borrowing additional amounts from other lenders, (6) our ability to satisfy our payment obligations and comply with financial and other covenants under our amended and restated loan agreement with East West Bank, which lender has a first-priority security interest in all our existing and future personal property, including our intellectual property, subject to limited exceptions; (7) our ability to meet financial and other growth expectations of our investors, analysts and other market participants and commentators, including expectations relating to our site count, cash flow and EBITDA; (8) our ability to maintain an adequate supply of the tablet and related equipment used in our tablet platform, (9) our ability to significantly grow our subscription revenue and implement our other business strategies, (8) our ability to successfully and efficiently manage the design, manufacturing and assembly process of the tablet and related equipment used in our tablet platform and (9) the other risks and uncertainties described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and described in other documents we file from time to time with the Securities and Exchange Commission, or SEC, including this report and our other Quarterly Reports on Form 10-Q. Readers are urged not to place undue reliance on the forward-looking statements in this report or incorporated by reference herein, which speak only as of the date of this report. Except as required by law, we undertake no obligation to revise or update any such forward-looking statement to reflect future events or circumstances.

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to, and should be read with, the accompanying unaudited condensed consolidated financial statements and notes, included in Item 1 of this Quarterly Report on Form 10-Q, to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. All dollar amounts in this discussion are rounded to the nearest thousand. Our discussion is organized as follows:

●	Overview and Highlights. This section generally describes our business and significant events and transactions we believe are important in understanding our financial condition and results of operations.

●	Critical Accounting Policies. This section lists our significant accounting policies, including any material changes in our critical accounting policies, estimates and judgments during the three months ended June 30, 2018 from those described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2017.

●	Results of Operations. This section provides an analysis of our results of operations presented in the accompanying unaudited condensed consolidated statements of operations by comparing the results for the three and six months ended June 30, 2018 to the results for the three and six months ended June 30, 2017.

●	Liquidity and Capital Resources. This section provides an analysis of our historical cash flows, and our future capital requirements.

OVERVIEW AND HIGHLIGHTS

About Our Business and How We Talk About It

We deliver interactive entertainment and innovative technology, including performance analytics and secure payment with Europay, MasterCard® and Visa® (EMV) chip card readers or with near-field communication (NFC) technology to accept Apple, Android and Samsung Pay. Most frequently used in bars and restaurants in North America our tablets and technology offer engaging solutions to establishments with guests who experience dwell time, such as casinos, senior living, and more. Casual dining venues subscribe to our customizable solution to differentiate themselves via competitive fun by offering guests trivia, card, sports and arcade games, customized menus and self-service dining features. Our platform improves operating efficiencies, creates connections among the players and venues, and amplifies guests’ positive experiences. Our tablet platform was commercially launched during 2013 and then scaled during 2014. We also continue to support our legacy network product line, which we call our Classic platform.

We generate revenue by charging subscription fees for our service to network subscribers, by leasing equipment to certain network subscribers, by selling equipment, by hosting live trivia events, by selling advertising aired on in-venue screens and as part of customized games, by licensing our content for use with third-party equipment, from providing professional services (such as developing certain functionality within our platform for customers), and from pay-to-play single player games.

Since 2015, over 115 million games have been played on our network annually, and as of June 30, 2018, approximately 55% of our network subscriber venues are affiliated with national and regional restaurant brands, including Buffalo Wild Wings, Buffalo Wings & Rings, Old Chicago, Native Grill & Wings, Houlihans, Beef O’Brady’s, Boston Pizza, and Arooga’s.

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

Our Strategy and Business Updates

Grow business beyond restaurant and bar industry. One of our major initiatives is to expand our business beyond the restaurant and bar industry through partnerships and product extensions. During the first quarter of 2018, we agreed to sell our tablets to a third-party who will use our tablets and operating system to deliver their services in local jails. In July 2018, we entered into a revenue share agreement with this partner, under which our partner will make our single player games available for a fee to inmates. Earlier in 2017, we began a relationship with a third-party who is licensing our trivia content for use in casino gaming machines and is leasing our tablets for use in retail settings to complete loyalty/reward program transactions.

Launch expanded product offerings. We continue to focus on bringing new experiences and promotions to our customers. We are developing new products that we believe will help differentiate our offerings from those of our competitors, and which are expected to provide an ability to scale our business beyond our traditional entertainment offering.

New Site Hub. A piece of the equipment we install in our customers’ venues is a personal computer that acts as a server from which our content is streamed to the tablets within the venue. We are working on a smaller form factor for the personal computer that, besides being physically smaller, would be available at a lower cost and would reduce labor-intensive installation costs. We believe that the site hub will lead to new opportunities, which could include the ability to display video, highlights, dynamic web content, and app content, in addition to delivering our historical offerings within venues. We are currently testing the first version of the site hub in-house and are working toward making it commercially available by the end of 2018 or early 2019.

Mobile Only Offerings.

●	Mobile live trivia. We have completed a market-ready, mobile version of our live trivia product that allows customers, trivia hosts, and individuals to start their own trivia events. We released this product for select use cases and plan to have more use cases in the coming months.

●	Tablet-free system. We are developing a version of our system that allows players to use their own mobile device to play our network games inside our customers’ venues.

When these mobile offerings become available commercially, they will be our easiest to adopt, lowest cost of entry solutions, and may serve as a test for a venue contemplating a more significant investment.

Single Player Games. During the second quarter, we released our first internally-built single player arcade game, Buzztime Soccer, for our tablet platform, and we expect to release several more internally-built single player games in the coming weeks. Previously, we purchased these games from third party aggregators, sometimes at significant cost.

Buffalo Wild Wings. In March 2017, Buffalo Wild Wings chose us to be its provider of digital menu, order, and payment functionality. In November 2017, we expected to begin rolling out our improved tablet platform system at certain Buffalo Wild Wings locations during the first quarter of 2018 and, after an initial set of locations was running smoothly, throughout the rest of the Buffalo Wild Wings corporate and franchise locations with which we had partnered. Due to the acquisition of Buffalo Wild Wings by Arby’s Restaurant Group, Inc. (which renamed itself Inspire Brands Inc.) in February 2018 and to the associated changes with Buffalo Wild Wings’ operations, the rollout of our expanded functionality tablet platform system was put on hold to allow its new ownership to assess all the programs at Buffalo Wild Wings. Since that time, we have been working with Inspire Brands as it integrates Buffalo Wild Wings into its portfolio and determines its brand priorities. Our updated tablet platform system is currently live at 31 Buffalo Wild Wings locations with our order, payment and guest insights functionality. We continue to believe that a long-term relationship with Inspire Brands presents numerous opportunities as it intends to add several more brands to its portfolio, and that our discussions with Inspire Brands have been going well. At this time we are not certain to what extent or which of our offerings, if any, will fit within its updated brand strategy, or when it will make this determination. Aside from existing contractual obligations under agreements we have entered into in the ordinary course of business, Inspire Brands has no obligation to continue or to expand our current relationship. We continue to believe our player engagement and loyalty as well as expanded product offerings will offer us a way to continue supporting the Buffalo Wild Wings brand under the Inspire Brands umbrella.

Advertising Partnerships. We believe that if we lower the price of our tablet platform, we can acquire more market share. One way to lower the price is by subsidizing our costs through advertising. We are currently working with advertising sales companies to help us improve our advertisement sales and with an advertisement technology company to improve our ad loading, management, and delivery and testing capabilities.

Recent Developments

Registered Direct Offerings

On June 27, 2018, we entered into a subscription agreement with certain investors relating to the issuance and sale of shares of our common stock at a purchase price of $4.50 per share. The offering closed on June 29, 2018. We sold 345,772 shares of our common stock and received net proceeds of approximately $1,381,000, after deducting approximately $175,000 in offering expenses.

We intend to use the net proceeds of the offering for general corporate purposes, which may include working capital, general and administrative expenses, capital expenditures and implementation of its strategic priorities.

Non-compliance with NYSE American continued listing standard

As previously reported, in March 2018, we received a letter from the NYSE Regulation Inc. stating that we were not in compliance with NYSE American LLC listing standards, specifically, Section 1003(a)(iii) of the Company Guide, because we reported stockholders’ equity of less than $6 million as of December 31, 2017 and had net losses in five of our most recent fiscal years ended December 31, 2017. In April 2018, we submitted a plan to NYSE Regulation advising of actions we have taken or will take to regain compliance with Section 1003(a)(iii) by March 20, 2019. In April 2018, NYSE Regulation notified us that it has accepted our plan and granted us a plan period that extends through March 20, 2019 to regain compliance with Section 1003(a)(iii).

The listing of our common stock on the NYSE American is being continued during the plan period pursuant to an extension. The NYSE Regulation staff will review us periodically for compliance with initiatives outlined in our plan. If we are not in compliance with Section 1003(a)(iii) by March 20, 2019 or if we do not make progress consistent with our plan during the plan period, NYSE Regulation staff will initiate delisting proceedings as appropriate. See “PART II—ITEM 1A. RISK FACTORS—”Our common stock could be delisted or suspended from trading on the NYSE American if we do not regain compliance with continued listing criteria with which we are currently not compliant or if we fail to meet any other continued listing criteria,” below. Raising capital in the offering described above is consistent with the initiatives outlined in our plan to regain compliance, and after giving effect to that offering, we believe we are on the path to regaining compliance with Section 1003(a)(iii). NYSE Regulation will determine if and when we have regained compliance. In order for it to determine that we have regained compliance, we must have stockholders’ equity of $6 million or more for two consecutive quarters.

East West Bank Credit Facility

In March 2018, we entered into an amendment to the amended and restated loan and security agreement we entered into with East West Bank on November 29, 2017. In accordance with the terms of the amended and restated loan and security agreement, beginning with the payment due on June 30, 2018, our payments under this credit facility became principal and interest, whereas they have historically been interest only.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to deferred costs and revenues, depreciation of fixed assets, the provision for income taxes including the valuation allowance, stock-based compensation, bad debts, investments, impairment of software development costs, goodwill, fixed assets, intangible assets and contingencies, including the reserve for sales tax inquiries. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and results and require management’s most subjective judgments.

There have been no material changes in our critical accounting policies, estimates and judgments during the three and six months ended June 30, 2018 from those described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2017, except for Revenue from Contracts with Customers (Topic 606). We have completed the process of evaluating the effect of adopting Topic 606 and have determined that the timing and amount of revenue recognized based on Topic 606 is consistent with our revenue recognition policy under previous guidance, and accordingly, there was no transition adoption adjustment necessary upon the adoption of the Topic 606 guidance. (See Note 2 to the accompanying unaudited condensed consolidated financial statements.)

RESULTS OF OPERATIONS

Three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017

We incurred a net loss of $124,000 and $533,000 for the three and six months ended June 30, 2018, respectively, compared to a net loss of $164,000 and $254,000 for the three and six months ended June 30, 2017.

Revenue

The table below summarizes our revenue by type for the period indicated:

	Three months ended June 30,
	2018		2017
	$	% of Total Revenue	$	% of Total Revenue	$ Change	% Change
Subscription revenue	4,041,000	72%	4,232,000	76%	(191,000)	(5)%
Hardware revenue	590,000	10%	223,000	4%	367,000	165%
Other revenue	1,020,000	18%	1,094,000	20%	(74,000)	(7)%
Total	5,651,000	100%	5,549,000	100%	102,000	2%

	Six months ended June 30,
	2018		2017
	$	% of Total Revenue	$	% of Total Revenue	$ Change	% Change
Subscription revenue	8,106,000	71%	8,458,000	78%	(352,000)	(4)%
Hardware revenue	1,269,000	11%	408,000	4%	861,000	211%
Other revenue	2,037,000	18%	1,914,000	18%	123,000	6%
Total	11,412,000	100%	10,780,000	100%	632,000	6%

Subscription revenue decreased for the three and six months ended June 30, 2018 primarily due to lower average site count and lower average revenue per site when compared to the same periods in 2017. During the three and six months ended June 30, 2018, hardware revenue increased primarily due to more installations of our tablet platform for certain customers under sales-type lease arrangements when compared to the same periods in 2017. Additionally, we began selling equipment during the three months ended June 30, 2018, which accounts for $39,000 of the increase in hardware revenue when compared to the same period in 2017. We expect the amount of hardware revenue to continue fluctuating in correlation with customer contracts under sales-type lease arrangements and with other equipment sale contracts. Other revenue increased for the three and six months ended June 30, 2018 due primarily to an increase in professional services when compared to the same periods in 2017.

Geographic breakdown of our site count for network subscribers was:

	Network Subscribers as of June 30,
	2018	2017
United States	2,561	2,628
Canada	142	140
Total	2,703	2,768

Direct Costs and Gross Margin

A comparison of direct costs and gross margin for the period indicated is shown in the table below:

	Three months ended June 30,			%
	2018	2017	Change	Change
Revenues	$5,651,000	$5,549,000	$102,000	2%
Direct Costs	1,937,000	1,631,000	306,000	19%
Gross Margin	$3,714,000	$3,918,000	$(204,000)	(5)%

Gross Margin Percentage	66%	71%

	Six months ended June 30,			%
	2018	2017	Change	Change
Revenues	$11,412,000	$10,780,000	$632,000	6%
Direct Costs	3,904,000	3,474,000	430,000	12%
Gross Margin	$7,508,000	$7,306,000	$202,000	3%

Gross Margin Percentage	66%	68%

For the three months ended June 30, 2018, the increase in direct costs was primarily due to increased equipment expense of $311,000 related to higher sale-type lease revenue and equipment sales, increased depreciation expense of $149,000 for capitalized site equipment and software development programs and increased service provider fees of $14,000, offset by decreases in freight expense of $47,000, direct wages of $62,000 and license fees of $53,000 when compared to the same period in 2017.

For the six months ended June 30, 2018, the increase in direct costs was primarily due to increased equipment expense of $376,000 related to higher sale-type lease revenue and equipment sales, increased depreciation expense of $211,000 for capitalized site equipment and software development programs and increased service provider fees of $35,000, offset by decreases in freight expense of $111,000, direct wages of $56,000 and license fees of $34,000 when compared to the same period in 2017.

Operating Expenses

	Three months ended June 30,			%
	2018	2017	Change	Change
Selling, general and administrative	$3,658,000	$3,858,000	$(200,000)	(5)%

Depreciation and amortization (non-direct)	$83,000	$86,000	$(3,000)	(3)%

	Six months ended June 30,			%
	2018	2017	Change	Change
Selling, general and administrative	$7,679,000	$7,992,000	$(313,000)	(4)%

Depreciation and amortization (non-direct)	$169,000	$174,000	$(5,000)	(3)%

Selling, General and Administrative Expenses

The decrease in selling, general and administrative expenses for the three months ended June 30, 2018 was primarily due to decreased payroll and related expense of $213,000, decreased hardware and software expenses of $46,000 and decreased marketing expense of $33,000, offset by increased professional fees of $94,000, in each case, when compared to the same period in 2017.

The decrease in selling, general and administrative expenses for the six months ended June 30, 2018 was primarily due to decreased payroll and related expense of $379,000, decreased marketing expense of $100,000 and decreased operating supplies expenses of $37,000, offset by increased professional fees of $252,000, in each case, when compared to the same period in 2017.

Depreciation and Amortization Expense

The decrease in depreciation and amortization expense for the three and six months ended June 30, 2018 compared to the same periods in 2017 was primarily due to assets becoming fully depreciated or amortized sooner than we are replenishing with new assets.

Other (Expense) Income, Net

	Three months ended June 30,		Decrease in other
	2018	2017	expense, net
Total other (expense) income, net	$(73,000)	$(132,000)	$59,000

	Six months ended June 30,		Increase in other
	2018	2017	expense, net
Total other (expense) income, net	$(167,000)	$618,000	$(785,000)

For the three months ended June 30, 2018, the decrease in other expense, net was primarily related to decreased interest expense resulting from lower debt balances and increased foreign currency exchange gains related to the operations of our Canadian subsidiary.

For the six months ended June 30, 2018, the increase in other expense, net was primarily related to the receipt of a one-time payment from a supplier during the 2017 period related to a supply chain matter that was resolved in exchange for such payment and the absence of a similar event during the 2018 period.

Income Taxes

	Three months ended June 30,
	2018	2017
Provision for income taxes	$(24,000)	$(6,000)

	Six months ended June 30,
	2018	2017
Provision for income taxes	$(26,000)	$(12,000)

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

EBITDA—Consolidated Operations

Earnings before interest, taxes, depreciation and amortization, or EBITDA, is not intended to represent a measure of performance in accordance with GAAP. Nor should EBITDA be considered as an alternative to statements of cash flows as a measure of liquidity. EBITDA is included herein because we believe it is a measure of operating performance that financial analysts, lenders, investors and other interested parties find to be a useful tool for analyzing companies like us that carry significant levels of non-cash depreciation and amortization charges compared to their net income or loss calculation in accordance with GAAP.

The table below shows a reconciliation of our consolidated net loss calculated in accordance with GAAP to EBITDA for the period indicated. EBITDA should not be considered a substitute for, or superior to, net loss calculated in accordance with GAAP.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net loss per GAAP	$(124,000)	$(164,000)	$(533,000)	$(254,000)
Interest expense, net	94,000	123,000	187,000	282,000
Income tax provision	24,000	6,000	26,000	12,000
Depreciation and amortization	697,000	551,000	1,336,000	1,130,000
EBITDA	$691,000	$516,000	$1,016,000	$1,170,000

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2018, we had cash and cash equivalents of $3,785,000 compared to cash and cash equivalents of $3,378,000 as of December 31, 2017.

In November 2017, we entered into an amended and restated loan and security agreement with East West Bank (“EWB”), under which we borrowed $4,500,000 in the form of a 36-month term loan, which matures on November 29, 2020. EWB has a first-priority security interest in all our existing and future personal property, including our intellectual property, subject to limited exceptions. We have no more borrowing availability under this credit facility.

As of June 30, 2018, $4,500,000 was outstanding under this credit facility, of which $1,950,000 was recorded in current portion of long-term debt and $2,550,000 was recorded in long-term debt on the accompanying consolidated balance sheet. Our monthly payments were interest only until June 30, 2018, at which time such payments became principal and interest. EWB automatically withdraws the applicable payment from our bank account when due. The first principal payment was due June 30, 2018, a Saturday. EWB debited our bank account in July for such payment. As a result, the amount of long-term debt on the accompanying consolidated balance sheet as of June 30, 2018 includes the amount of the principal due on such date.

We must satisfy financial covenants under this credit facility, including minimum liquidity, maximum senior leverage ratio and minimum Adjusted EBITDA (as defined below) set forth below for the period indicated:

Six Month Period Ending	Minimum Adjusted EBITDA
March 31, 2018	$600,000
June 30, 2018	$1,200,000
September 30, 2018	$1,600,000
December 31, 2018	$1,500,000

As of June 30, 2018, we were in compliance with all covenants. Beginning with the quarter ending March 31, 2019, we must satisfy a minimum fixed charge coverage ratio in lieu of the minimum Adjusted EBITDA covenant.

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

We have another financing arrangement with an equipment lender under which we may request funds to finance the purchase of certain capital equipment. The lender determines whether to extend such funds case-by-case, considering such factors as it considers relevant, including the amount outstanding under this financing arrangement. Through June 30, 2018, we borrowed $9,690,000. As of June 30, 2018, $260,000 was outstanding, all of which is recorded in current portion of long-term debt on the accompanying consolidated balance sheet. We do not expect the lender to lend any additional funds under this financing arrangement.

In connection with preparing the financial statement as of and for the period ended June 30, 2018, we evaluated whether there are conditions and events, considered in the aggregate, that are known and reasonably knowable that would raise substantial doubt about our ability to continue as a going concern within twelve months after the date that such financial statements are issued. We believe we will have sufficient cash to meet our operating cash requirements and to fulfill our debt obligations for at least the next twelve months from the date that such financial statements are issued. During the three months ended June 30, 2018, we issued 345,772 shares of our common stock in a registered direct offering and received net proceeds of approximately $1,381,000. To increase the likelihood that we will be able to successfully execute our operating and strategic plan and to better position the company take advantage of market opportunities for growth, we are continuing to evaluate additional financing alternatives, including additional equity financings and alternative sources of debt. If our cash and cash equivalents do not meet our future cash requirements, we may have to reduce planned capital expenses, reduce operational cash uses or raise capital on terms that are not as favorable to us as they otherwise might be. Any actions we may undertake to reduce planned capital purchases or reduce expenses might not cover shortfalls in available funds. If we require additional capital, we may not secure additional financing on terms acceptable to us, or at all.

Working Capital

As of June 30, 2018, we had working capital (current assets in excess of current liabilities) of $2,076,000 compared to negative working capital (current liabilities in excess of current assets) of $1,109,000 as of December 31, 2017. The following table shows our change in working capital from December 31, 2017 to June 30, 2018:

Increase (Decrease)
Working capital as of December 31, 2017	$(1,109,000)
Changes in current assets:
Cash and cash equivalents	407,000
Accounts receivable, net of allowance	73,000
Site equipment to be installed	(1,068,000)
Prepaid expenses and other current assets	163,000
Change in total current assets	(425,000)
Changes in current liabilities:
Accounts payable	37,000
Accrued compensation	(60,000)
Accrued expenses	163,000
Sales taxes payable	3,000
Income taxes payable	13,000
Current portion of long-term debt	(2,849,000)
Current portion of obligations under capital leases	(9,000)
Deferred revenue	(715,000)
Deferred rent	(99,000)
Other current liabilities	(94,000)
Change in total current liabilities	(3,610,000)
Net change in working capital	3,185,000
Working capital as of June 30, 2018	$2,076,000

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying consolidated statements of cash flows, are summarized as follows:

	Six months ended June 30,
	2018	2017
Cash provided by (used in):
Operating activities	$239,000	$2,806,000
Investing activities	(704,000)	(701,000)
Financing activities	921,000	(985,000)
Effect of exchange rates	(49,000)	28,000
Net increase in cash and cash equivalents	$407,000	$427,000

Net cash provided by operations. The decrease in cash provided by operating activities was primarily due to receiving a prepayment during the 2017 period from Buffalo Wild Wings for equipment and services to be delivered in the future. We did not receive a similar prepayment during the same period in 2018.

Our largest use of cash is payroll and related costs. Cash used for payroll and related costs decreased $398,000 to $5,301,000 for the six month months ended June 30, 2018 from $5,699,000 for the same period in 2017, primarily due to a reduction in incentive compensation and headcount.

Our primary source of cash is cash we generate from customers. Cash received from customers decreased $4,088,000 to $11,185,000 for the six months ended June 30, 2018 from $15,274,000 for the same period in 2017. This decrease was primarily related to the prepayment from Buffalo Wild Wings described above.

Net cash used in investing activities. Our net cash used in investing activities for the six months ended June 30, 2018, which is related to capitalized software development expenditures and capital expenditures, was flat compared to the same period in 2017.

Net cash provided by (used in) financing activities. The $1,906,000 increase in cash provided by financing activities was primarily attributable to a decrease of $2,287,000 in principal payments on our long-term debt for the six months ended June 30, 2018 compared to the same period in 2017, offset by a $392,000 reduction in net proceeds received from common stock offerings. We received $1,381,000 in net proceeds from our common stock offering that closed in June 2018, and we received an aggregate of $1,773,000 in net proceeds from our common stock offerings that closed in March and April 2017.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2018, the FASB issued ASU No. 2018-07 (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees and is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. The guidance is effective for fiscal years beginning after December 15, 2018 (which is January 1, 2019 for us), including interim reporting periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. We do not expect that the adoption of this ASU will have a significant impact on our consolidated financial statements.

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

Item 1A. Risk Factors.

An investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2017 together with all other information contained or incorporated by reference in this report before you invest in our common stock. If any of the risks described in this report or in our annual report occur, our business, financial condition, results of operations and our future growth prospects could be materially and adversely affected. Under these circumstances, the trading price of our common stock could decline, and you may lose all or part of your investment. As of the date of this report, we do not believe there have been any material changes to the risk factors disclosed in our annual report other than as stated below.

If we fail to satisfy our financial covenants to our primary lender, the lender may declare a default, which could lead to all payment obligations becoming immediately due and payable and have a material adverse effect on our financial condition and business.

Our amended and restated loan and security agreement with East West Bank contains certain financial covenants with which we must comply, including minimum adjusted EBITDA, minimum liquidity and a maximum senior leverage ratio, and beginning with the quarter ending March 31, 2019, a minimum fixed charge coverage ratio, which will replace the minimum adjusted EBITDA covenant. If we fail to satisfy these covenants, East West Bank may declare a default, which could lead to all payment obligations becoming immediately due and payable and have a material adverse effect on our financial condition and business. East West Bank has a first-priority security interest in all our existing and future personal property, including our intellectual property, subject to limited exceptions. Accordingly, in an event of a default, East West Bank could dispose of such assets to satisfy our payment obligations.

As of June 30, 2018, we were in compliance with all covenants. However, there can be no assurance we will be in compliance with all covenants in the future, including due to including due to events or conditions outside of our control. For example, fluctuations in our operating results, such as may result from delays in or failure on the part of Inspire Brands Inc. to maintain or expand our relationship with Buffalo Wild Wings as was anticipated before its acquisition, could result in violation of the adjusted EBITDA covenant. Even though it has done so previously, East West Bank may not be willing to waive future incidences of covenant default.

Our cash flow may not cover our capital needs and we may need to raise additional funds in the future. Such funds may not be available when needed, on acceptable terms or at all and, if available, may dilute current stockholders.

As of June 30, 2018, we had cash and cash equivalents of $3,785,000. We have borrowed substantially all amounts available to us under existing credit facilities and, subject to limited exceptions, our loan and security agreement with East West Bank prohibits us from borrowing additional amounts from other lenders. As of June 30, 2018, $4,500,000 was outstanding under that loan agreement, of which $1,950,000 was recorded in current portion of long-term debt and $2,550,000 was recorded in long-term debt on our consolidated balance sheet. The loan matures on November 29, 2020. Beginning with the payment due on June 30, 2018, our payments under this credit facility became principal and interest, whereas they have historically been interest only. In addition, as of June 30, 2018, $260,000 was outstanding under a financing arrangement with an equipment lender and recorded in current portion of long-term debt on our consolidated balance sheet.

Our ability to meet our debt service obligations and to fund working capital, capital expenditures and investments in our business, will depend upon our future performance, which will depend on many factors, including:

●	our ability to generate cash from operating activities;
●	acceptance of, and demand for, our interactive games and entertainment;
●	the costs of continuing to develop and implement our tablet platform and product line;

●	the costs of developing new entertainment content, products, or technology or expanding our offering to new media platforms such as the internet and mobile phones;
●	the extent to which we invest in the creation of new entertainment content and new technology; and
●	the number and timing of acquisitions and other strategic transactions, if any.

In addition, in order to fully execute on our long-term strategic initiatives, we believe we will likely require additional funding in the future.

We cannot ensure that we will generate cash flow from operations in an amount sufficient to enable us to meet our debt service obligations or to fund our working capital needs, capital expenditures and investments in our business. East West Bank has a first-priority security interest in all our existing and future personal property, including our intellectual property, subject to limited exceptions, and our equipment lender has a first-priority security interest in the equipment we purchased with the funds borrowed, subject to a subordination agreement with East West Bank. If we default on our monthly payment obligations to our lenders, and our debt obligations become immediately due and payable in full, our lenders may dispose of our personal property to satisfy our payment obligations. If we need to raise additional funds in the future, such funds may not be available when needed, on acceptable terms, or at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences, and privileges senior to those of our existing stockholders. If we cannot raise funds on acceptable terms, or at all, we may not be able to continue to develop and implement our platform and product line, develop or enhance our other products and services, successfully execute our business plan or any or all of our strategic initiatives, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements.

We receive a significant portion of our revenues from Buffalo Wild Wings, and any decrease in the amount of their business could materially and adversely affect our cash flow and revenue.

For the year ended December 31, 2017, Buffalo Wild Wings corporate-owned restaurants and its franchisees accounted for approximately 41%, or $8,678,000, of our total revenue. For the six months ended June 31, 2018, Buffalo Wild Wings corporate-owned restaurants and its franchisees accounted for approximately 46%, or $5,273,000, of our total revenue. As of June 30, 2018 and December 31, 2017, approximately $159,000 and $191,000, respectively, was included in accounts receivable from Buffalo Wild Wings corporate-owned restaurants and its franchisees.

In March 2017, Buffalo Wild Wings chose us to be its provider of digital menu, order, and payment functionality. In November 2017, we expected to begin rolling out our improved tablet platform system at certain Buffalo Wild Wings locations during the first quarter of 2018 and, after an initial set of locations was running smoothly, throughout the rest of the Buffalo Wild Wings corporate and franchise locations with which we had partnered. Due to the acquisition of Buffalo Wild Wings by Arby’s Restaurant Group, Inc. (which renamed itself Inspire Brands Inc.) in February 2018 and to the associated changes with Buffalo Wild Wings’ operations, the rollout of our expanded functionality tablet platform system was put on hold to allow its new ownership to assess all the programs at Buffalo Wild Wings. Since that time, we have been working with Inspire Brands as it integrates Buffalo Wild Wings into its portfolio and determines its brand priorities. Our updated tablet platform system is currently live at 31 Buffalo Wild Wings locations with our order, payment and guest insights functionality. We continue to believe that a long-term relationship with Inspire Brands presents numerous opportunities as it intends to add several more brands to its portfolio, and that our discussions with Inspire Brands have been going well. At this time we are not certain to what extent or which of our offerings, if any, will fit within its updated brand strategy, or when it will make this determination. Aside from existing contractual obligations under agreements we have entered into in the ordinary course of business, Inspire Brands has no obligation to continue or to expand our current relationship. We continue to believe our player engagement and loyalty as well as expanded product offerings will offer us a way to continue supporting the Buffalo Wild Wings brand under the Inspire Brands umbrella.

If we are unable to maintain or expand our current relationship with Buffalo Wild Wings (now under the Inspire Brands umbrella) or its franchisees, we could lose a significant portion of our revenues, which could materially and adversely affect our operating results and cash flows. In addition, inability to demonstrate Buffalo Wild Wings as a strategic user of our expanded functionality tablet platform system could negatively impact achievement of our chain customer site growth goals. Likewise, if any other customer who may in the future represent a significant portion of our revenue were to breach or terminate their subscriptions or otherwise decrease the amount of business they transact with us, we could lose a significant portion of our revenues and cash flow.

Our common stock could be delisted or suspended from trading on the NYSE American if we do not regain compliance with continued listing criteria with which we are currently not compliant or if we fail to meet any other continued listing criteria.

As reported, in March 2018, we received a letter from the NYSE Regulation Inc. stating that we are not in compliance with NYSE American LLC continued listing standards. Specifically, we are not in compliance with Section 1003(a)(iii) of the Company Guide because we reported stockholders’ equity of less than $6 million as of December 31, 2017 and had net losses in five of our most recent fiscal years ended December 31, 2017. Our stockholders’ equity was $5.5 million as of December 31, 2017. As a result, we are now subject to the procedures and requirements of Section 1009 of the Company Guide.

On April 26, 2018, the NYSE Regulation Inc. notified us that it has accepted our plan to regain compliance with Section 1003(a)(iii) of the Company Guide and granted us a plan period that extends through March 20, 2019 to regain compliance. The listing of our common stock on the NYSE American is being continued during the plan period pursuant to an extension. The NYSE Regulation staff will review us periodically for compliance with initiatives outlined in our plan. If we are not in compliance with Section 1003(a)(iii) by March 20, 2019 or if we do not make progress consistent with our plan during the plan period, NYSE Regulation staff will initiate delisting proceedings as appropriate. After giving effect to the offering that closed on June 29, 2018, we believe we are on the path to regaining compliance with Section 1003(a)(iii) of the Company Guide. NYSE Regulation will determine if and when we have regained compliance. In order for it to determine that we have regained compliance, we must have stockholders’ equity of $6 million or more for two consecutive quarters.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit	Description	Incorporated By Reference
3.1(a)	Restated Certificate of Incorporation	Exhibit to Form 10-Q filed on August 14, 2013

3.1(b)	Certificate of Amendment to the Restated Certificate of Incorporation (reverse/forward split)	Exhibit to Form 8-K filed on June 17, 2016

3.1(c)	Certificate of Decrease of the Series A Convertible Preferred Stock	Exhibit to Form 8-K filed on April 12, 2017

3.1(d)	Certificate of Amendment to the Restated Certificate of Incorporation (decrease in authorized capital stock)	Exhibit to Form 8-K filed on June 9, 2017

3.2	Bylaws, as amended	Exhibit to Form 10-K filed on March 26, 2008

10.1	Form of Subscription Agreement, dated June 27, 2018, by and among the investor parties thereto and the registrant.	Exhibit to Form 8-K filed on June 27, 2018

10.2*	NTN Buzztime, Inc. Non-Employee Director Compensation Policy	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1#	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2#	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

*	Management contract or compensatory plan.

#	This certification is being furnished solely to accompany this report pursuant to U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated herein by reference into any filing of the Company whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NTN BUZZTIME, INC.

Date: August 6, 2018	By:	/s/ Allen Wolff
Allen Wolff
Chief Financial Officer and Executive Vice President
(on behalf of the Registrant, and as its Principal Financial Officer)

