Form 10-Q
period 2018-09-30
NTN BUZZTIME INC
filed 2018-11-09
CIK 748592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

As of November 7, 2018, the registrant had outstanding 2,873,340 shares of common stock, $0.005 par value per share.

NTN BUZZTIME, INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS

Item		Page
PART I – FINANCIAL INFORMATION

1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 30, 2018 (unaudited) and December 31, 2017	1

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2018 and 2017 (unaudited)	2

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 (unaudited)	3

	Notes to Condensed Consolidated Financial Statements (unaudited)	4

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

3.	Quantitative and Qualitative Disclosures About Market Risk	21

4.	Controls and Procedures	21

PART II – OTHER INFORMATION

1.	Legal Proceedings	22

1A.	Risk Factors	22

2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

3.	Defaults Upon Senior Securities	24

4.	Mine Safety Disclosures	24

5.	Other Information	24

6.	Exhibits	25

	Signatures	26

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

 (In thousands, except par value amount)

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,078	$3,378
Accounts receivable, net of allowances of $361 and $463, respectively	1,279	714
Site equipment to be installed	3,600	4,866
Prepaid expenses and other current assets	572	680
Total current assets	8,529	9,638
Fixed assets, net	3,645	3,678
Software development costs, net of accumulated amortization of $2,877 and $2,651, respectively	1,840	1,459
Deferred costs	470	775
Goodwill	976	1,004
Other assets	84	16
Total assets	$15,544	$16,570

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$341	$390
Accrued compensation	360	646
Accrued expenses	792	418
Sales taxes payable	137	107
Income taxes payable	36	13
Current portion of long-term debt	1,104	5,059
Current portion of obligations under capital leases	156	176
Current portion of deferred revenue	2,487	3,564
Deferred rent	33	182
Other current liabilities	96	192
Total current liabilities	5,542	10,747
Long-term debt	2,977	8
Long-term obligations under capital leases	48	164
Long-term deferred revenue	31	63
Other liabilities	50	52
Total liabilities	8,648	11,034

Shareholders’ Equity:
Series A 10% cumulative convertible preferred stock, $0.005 par value, $156 liquidation preference, 156 shares authorized; 156 shares issued and outstanding at September 30, 2018 and December 31, 2017	1	1
Common stock, $0.005 par value, 15,000 shares authorized at September 30, 2018 and December 31, 2017; 2,872 and 2,521 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	14	13
Treasury stock, at cost, 10 shares at September 30, 2018 and December 31, 2017	(456)	(456)
Additional paid-in capital	136,482	134,752
Accumulated deficit	(129,438)	(129,119)
Accumulated other comprehensive income	293	345
Total shareholders’ equity	6,896	5,536
Total liabilities and shareholders’ equity	$15,544	$16,570

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Subscription revenue	$4,005	$4,279	$12,111	$12,737
Hardware revenue	1,158	116	2,427	524
Other revenue	841	803	2,878	2,717
Total Revenue	6,004	5,198	17,416	15,978
Operating expenses:
Direct operating costs (includes depreciation and amortization of $657 and $509 for the three months ended September 30, 2018 and 2017, respectively, and $1,824 and $1,466 for the nine months ended September 30, 2018 and 2017, respectively)	2,115	1,539	6,019	5,013
Selling, general and administrative	3,444	3,636	11,123	11,628
Depreciation and amortization (excluding depreciation and amortization included in direct operating costs)	75	76	244	250
Total operating expenses	5,634	5,251	17,386	16,891
Operating income (loss)	370	(53)	30	(913)
Other (expense) income, net	(138)	(122)	(305)	496
Income (loss) before income taxes	232	(175)	(275)	(417)
Provision for income taxes	(10)	(9)	(36)	(21)
Net income (loss)	$222	$(184)	$(311)	$(438)

Net income (loss) per common share - basic and diluted	$0.08	$(0.07)	$(0.12)	$(0.18)

Weighted average shares outstanding - basic and diluted	2,857	2,505	2,628	2,419

Comprehensive income (loss)
Net income (loss)	$222	$(184)	$(311)	$(438)
Foreign currency translation adjustment	39	80	(52)	136
Total comprehensive income (loss)	$261	$(104)	$(363)	$(302)

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine months ended September 30,
	2018	2017
Cash flows provided by operating activities:
Net loss	$(311)	$(438)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,068	1,716
Provision for doubtful accounts	53	47
Scrap expense	30	30
Transfer of fixed assets to sales-type lease	10	-
Stock-based compensation	368	347
Amortization of debt issuance costs	57	39
Issuance of common stock in lieu of cash for bonus compensation	-	178
Impairment of capitalized software	23	5
Loss from disposition of equipment	30	8
Changes in assets and liabilities:
Accounts receivable	(617)	254
Site equipment to be installed	(56)	(3,047)
Prepaid expenses and other assets	40	37
Accounts payable and accrued liabilities	69	(350)
Income taxes payable	24	(2)
Deferred costs	305	36
Deferred revenue	(1,109)	2,521
Deferred rent	(148)	(140)
Other liabilities	(97)	(185)
Net cash provided by operating activities	739	1,056
Cash flows used in investing activities:
Capital expenditures	(502)	(562)
Capitalized development expenditures	(690)	(556)
Net cash used in investing activities	(1,192)	(1,118)
Cash flows provided by (used in) financing activities:
Proceeds from long-term debt	4,000	-
Payments on long-term debt	(5,019)	(2,857)
Debt issuance costs on long-term debt	(23)	(22)
Principal payments on capital lease	(132)	(116)
Net proceeds from issuance of common stock related to registered direct offering	1,375	1,773
Tax withholding payments for net share settlement of vested restricted stock units	(12)	-
Payment of preferred stockholders dividends	(8)	(8)
Net cash provided by (used in) financing activities	181	(1,230)
Net decrease in cash and cash equivalents	(272)	(1,292)
Effect of exchange rate on cash	(28)	70
Cash and cash equivalents at beginning of period	3,378	5,686
Cash and cash equivalents at end of period	$3,078	$4,464

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$255	$301
Income taxes	$17	$33

Supplemental disclosure of non-cash investing and financing activities:

Site equipment transferred to fixed assets	$1,292	$1,361
Equipment acquired under capital lease	$5	$-

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

The Company delivers interactive entertainment and innovative technology, including performance analytics and secure payment with Europay, MasterCard® and Visa® (EMV) chip card readers or with near-field communication (NFC) technology to accept Apple, Android and Samsung Pay. Generally used in bars and restaurants in North America, the Company’s tablets and technology offer engaging solutions to establishments with guests who experience dwell time, such as casinos and senior living centers. Casual dining venues subscribe to the Company’s customizable solution to differentiate themselves via competitive fun by offering guests trivia, card, sports and arcade games, customized menus and self-service dining features. The Company’s platform improves operating efficiencies, creates connections among the players and venues, and amplifies guests’ positive experiences. The Company’s tablet platform was commercially launched during 2013 and then scaled during 2014. The Company also continues to support its legacy network product line, which it calls its Classic platform.

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

At September 30, 2018, 2,666 venues in the U.S. and Canada subscribed to the Company’s interactive entertainment network, of which approximately 84% were using the tablet platform.

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

These condensed consolidated financial statements should be read with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2017. The accompanying condensed balance sheet as of December 31, 2017 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2018, or any other period.

In connection with preparing its financial statements as of and for the period ended September 30, 2018, the Company evaluated whether there are conditions and events, considered in the aggregate, that are known and reasonably knowable that would raise substantial doubt about its ability to continue as a going concern within twelve months after the date that such financial statements are issued. The Company believes it has sufficient cash to meet its operating cash requirements and to fulfill its debt obligations for at least the next twelve months after the date that such financial statements are issued. To increase the likelihood that the Company will be able to successfully execute its operating and strategic plan and to position the Company to better take advantage of market opportunities for growth, it is continuing to evaluate additional financing alternatives, including additional equity financings and alternative sources of debt. If the Company’s cash and cash equivalents are not sufficient to meet future cash requirements, it may have to reduce planned capital expenses, reduce operational cash uses or raise capital on terms that are not as favorable to the Company as they otherwise might be. Any actions the Company may undertake to reduce planned capital purchases or reduce expenses might not cover shortfalls in available funds. If the Company requires additional capital, it may not secure additional financing on terms acceptable to the Company, or at all.

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

In general, when multiple performance obligations are present in a customer contract, the transaction price is allocated to the individual performance obligation based on the relative stand-alone selling prices, and the revenue is recognized when or as each performance obligation has been satisfied. Discounts are treated as a reduction to the overall transaction price and allocated to the performance obligations based on the stand-alone selling prices. All revenues are recognized net of sales tax collected from the customer. The following describes how the Company recognizes its revenue streams under Topic 606.

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

(3) Basic and Diluted Earnings Per Common Share

The Company computes basic and diluted earnings per common share in accordance with the provisions of FASB ASC No. 260, Earnings per Share. Basic earnings per share excludes the dilutive effects of options, warrants and other convertible securities. Diluted earnings per share reflects the potential dilution of securities that could share in the Company’s earnings. The number of shares of the Company’s common stock subject to options, warrants, and convertible preferred stock excluded from computing diluted net loss per common share was approximately 419,000 and 393,000 as of September 30, 2018 and 2017, respectively, as their effect was anti-dilutive.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Numerator:
Net income (loss)	$222,000	$(184,000)	$(311,000)	$(438,000)
Denominator:
Weighted average common shares outstanding - basic	2,857,000	2,505,000	2,628,000	2,419,000
Effects of diluted common shares	-	-	-	-
Weighted average common shares outstanding - diluted	2,857,000	2,505,000	2,628,000	2,419,000

Net income (loss) per common share - basic	$0.08	$(0.07)	$(0.12)	$(0.18)
Net income (loss) per common share - diluted	$0.08	$(0.07)	$(0.12)	$(0.18)

(4) SHAREHOLDERS’ EQUITY

Stock-based Compensation

The Company’s stock-based compensation plans include the NTN Buzztime, Inc. Amended 2010 Performance Incentive Plan (the “Amended 2010 Plan”) and the NTN Buzztime, Inc. 2014 Inducement Plan (the “2014 Plan”). The Amended 2010 Plan provides for the grant of up to 240,000 share-based awards and expires in February 2020. The 2014 Plan provides for the grant of up to 85,000 share-based awards to a new employee as an inducement material to the new employee entering into employment with the Company and expires in September 2024. As of September 30, 2018, approximately 66,000 share-based awards were available for grant under the Amended 2010 Plan and there were no share-based awards available for grant under the 2014 Plan. The nominating and corporate governance/compensation committee of the Company’s board of directors administers the Company’s stock-based compensation plans. Among other things, the committee selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures, if any, and other provisions of the award.

Until September 30, 2018, the Company also maintained the NTN Buzztime, Inc. 2004 Performance Incentive Plan. That plan expired in September 2009 and all awards granted under that plan expired as of September 30, 2018, in accordance with that plan’s terms.

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

The following weighted-average assumptions were used for the stock options granted during the three and nine months ended September 30, 2018 and 2017 under the ASC No. 718 requirements:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Weighted average risk-free rate	2.82%	2.22%	2.87%	1.77%
Weighted average volatility	113.90%	114.12%	113.20%	114.56%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected term	5.92 years	7.29 years	7.06 years	7.26 years

The Company granted stock options to purchase approximately 250 and 1,000 shares of common stock during the three months ended September 30, 2018 and 2017, respectively, and stock options to purchase approximately 2,000 and 5,000 shares of common stock during the nine months ended September 30, 2018 and 2017, respectively. No options were exercised during either of the three or nine months ended September 30, 2018 or 2017.

Outstanding restricted stock units are settled in an equal number of shares of common stock on the vesting date of the award. A stock unit award is settled only to the extent vested. Vesting generally requires the continued employment by the award recipient through the respective vesting date. Because restricted stock units are settled in an equal number of shares of common stock without any offsetting payment by the recipient, the measurement of cost is based on the quoted market price of the stock at the measurement date, which is the grant date. During the nine months ended September 30, 2018, the Company granted 53,000 restricted stock units with a grant date fair value of $6.04 per restricted stock unit. Of the 53,000 restricted stock units, 25,000 and 15,000 were granted to Messrs. Ram Krishnan and Allen Wolff, respectively, and are subject to accelerated vesting provisions in their respective employment agreements. The Company did not grant restricted stock units during the three months ended September 30, 2018, nor did it grant restricted stock units during the three or nine months ended September 30, 2017.

Under the 2010 Plan, in lieu of paying cash to satisfy withholding taxes due upon the settlement of vested restricted stock units, an employee may elect to have shares of common stock withheld that would otherwise be issued at settlement, the value of which is equal to the amount of withholding taxes payable. During the three and nine months ended September 30, 2018, approximately 9,000 restricted stock units vested and were settled, and as a result of employees electing to satisfy applicable withholding taxes by having the Company withhold shares, approximately 6,000 shares of common stock were issued.

The Company estimates forfeitures at the time of grant and revises if necessary in subsequent periods if actual forfeiture rates differ from those estimates. Forfeitures were estimated based on historical activity for the Company. Stock-based compensation expense for the three months ended September 30, 2018 and 2017 was $117,000 and $113,000, respectively, and $368,000 and $347,000 for the nine months ended September 30, 2018 and 2017, respectively, and is expensed in selling, general and administrative expenses and credited to additional paid-in-capital.

(5) DEBT

Term Loan

On September 28, 2018, the Company entered into a loan and security agreement with Avidbank. The following is a summary of the material terms of that agreement:

●	Avidbank loaned the Company $4,000,000 as a one-time 48-month term loan, all of which the Company used to pay-off the $4,050,000 of principal it borrowed from East West Bank (“EWB”). The Company used its cash on hand to pay the remaining $50,000 it borrowed from EWB plus accrued and unpaid interest.

●	The Company must make monthly principal payments of $83,333.33 plus accrued and unpaid interest on the last business day of each month commencing on October 31, 2018 and through the loan’s maturing date, September 30, 2022.

●	Other than during the continuance of an event of default, the loan bears interest at a variable rate per annum equal to the prime rate as set forth in The Wall Street Journal plus 1.75%.

●	The Company granted and pledged to Avidbank a first-priority security interest in all its existing and future personal property.

●	The Company must comply with these financial covenants:

	o	EBITDA (as defined below) must be at least $1,000,000 for the trailing six month period as of the last day of each fiscal quarter. “EBITDA” means (a) net profit (or loss), after provision for taxes, plus (b) interest expense, plus (c) to the extent deducted in the calculation of net profit (or loss), depreciation expense and amortization expense, plus (d) income tax expense, plus (e) to the extent approved by Avidbank, other noncash expenses and charges, other onetime charges, and any losses arising from the sale, exchange, transfer or other disposition of assets not in the ordinary course of business.

	o	The aggregate amount of unrestricted cash the Company has in deposit accounts or securities accounts maintained with Avidbank must be not less than $2,000,000 at all times.

●	Subject to customary exceptions, the Company is prohibited from borrowing additional indebtedness.

●	The Company paid $20,000 to Avidbank as a facility fee upon entering into the loan and security agreement.

●	If the Company prepays the loan before September 28, 2019, it must pay a prepayment fee of 1.75% of the principal amount repaid, and if the Company prepays the loan after such date but before September 28, 2020, it must pay a prepayment fee of 1.00% of the principal amount prepaid. There is no prepayment fee if the Company prepays the loan after September 28, 2020.

The loan and security agreement includes customary representations, warranties and covenants (affirmative and negative), including restrictive covenants that, subject to specified exceptions, limit the Company’s ability to: dispose of its business or property; merge or consolidate with or into any other business organization; incur or prepay additional indebtedness; create or incur any liens on its property; declare or pay any dividend or make a distribution on any class of the Company’s stock; or enter specified material transactions with its affiliates.

The loan and security agreement also includes customary events of default, including: payment defaults; breaches of covenants following any applicable cure period; material breaches of representations or warranties; the occurrence of a material adverse effect; events relating to bankruptcy or insolvency; and the occurrence of an unsatisfied material judgment against the Company. Upon the occurrence of an event of default, Avidbank may declare all outstanding obligations immediately due and payable, do such acts as it considers necessary or reasonable to protect its security interest in the collateral, and take such other actions as are set forth in the loan and security agreement.

As of September 30, 2018, $4,000,000 remained outstanding, with $1,000,000 recorded in current portion of long-term debt and the remaining $3,000,000 recorded as long-term debt on the Company’s balance sheet. The Company recorded debt issuance costs of $23,000, which includes the $20,000 facility fee. The debt issuance costs will be amortized to interest expense beginning in October 2018 using the effective interest rate method over the life of the loan. The debt issuance costs are recorded as a reduction of long term debt. As of September 30, 2018, the Company was in compliance with all covenants.

In connection with entering into the loan and security agreement with Avidbank, the amended and restated loan and security agreement the Company entered into with EWB on November 29, 2017, as amended on March 12, 2018, terminated on September 28, 2018.

Equipment Notes Payable

In May 2013, the Company entered into a financing arrangement with a lender under which the Company may borrow funds to purchase certain equipment. Initially, the maximum amount the Company could borrow under this financing arrangement was $500,000. Over time, the lender increased that maximum amount, and as of September 30, 2018, the maximum amount was $9,690,000, all of which has been borrowed. In April 2015, the Company used approximately $3,381,000 of the proceeds borrowed under a prior credit facility with EWB to pay down a portion of the principal amount the Company had borrowed under this financing arrangement, accrued interest and a prepayment fee.

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

As of September 30, 2018, $104,000 was outstanding under this financing arrangement, all of which is recorded in current portion of long-term debt on the accompanying consolidated balance sheet. The Company does not expect the lender to lend any additional funds under this financing arrangement.

(6) NEW LEASE

In August 2018, the Company entered into an agreement to lease approximately 16,000 square feet of office space in Carlsbad, California. The Company intends to relocate its corporate headquarters to this new location. The term of the lease is from December 2018 through April 2026. The Company has a one-time option to renew the lease for an additional five-year extension. Base rent is abated by 50% for months two through nine of the term. Base rent escalates annually beginning in December 2019 by approximately 3.5% per year. The Company will pay its share of the lessor’s operating expenses, which includes utilities, insurance, taxes, and other operating expenses. The minimum annual rent payments under this lease are as follows:

Year Ending December 31,	Minimum Payments
2018	$47,000
2019	377,000
2020	584,000
2021	604,000
2022	625,000
Thereafter	2,249,000
Total	$4,486,000

The lease requires the Company to issue a letter of credit to the lessor in the amount of $250,000 as security, which amount will reduce by $50,000 each year beginning December 1, 2019, provided there has been no default under the lease. The Company is currently working with Avidbank to issue the letter of credit, which the Company expects will be issued during the fourth quarter of 2018. Avidbank will require the Company to deposit $250,000 in a restricted cash account maintained with the bank, which amount will reduce in alignment with the amount required under the letter of credit each year. The Company will record the $250,000 deposit as restricted cash on its balance sheet once the deposit has been made, which the Company expects to occur during the fourth quarter of 2018. The amount deposited in such account will not count toward the covenant under the Avidbank loan and security agreement that requires the Company to have an aggregate amount of unrestricted cash in deposit accounts or securities accounts maintained with Avidbank of not less than $2,000,000 at all times.

The Company’s existing office lease of approximately 28,000 square feet in Carlsbad, California expires in November 2018.

(7) ACCUMULATED OTHER COMPREHENSIVE INCOME

The United States dollar is the Company’s functional currency, except for its operations in Canada where the functional currency is the Canadian dollar. The financial position and results of operations of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. In accordance with ASC No. 830, Foreign Currency Matters, revenues and expenses of the Company’s foreign subsidiaries have been translated into U.S. dollars using the average exchange rates during the reporting period, and the assets and liabilities of such subsidiaries have been translated using the period end exchange rate. Accumulated other comprehensive income includes the accumulated gains or losses from these foreign currency translation adjustments. As of September 30, 2018 and December 31, 2017, $293,000 and $345,000 of foreign currency translation adjustments were recorded in accumulated other comprehensive income, respectively.

(8) RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), and in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. These updates require lessees to recognize at the lease commencement date a lease liability, which is the lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use assets, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. These updates are effective for fiscal periods beginning after December 15, 2018 (which is January 1, 2019 for the Company), including interim periods within those fiscal years. Lessees and lessors must either (i) apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements or (ii) recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Although the Company has not completed its assessment of the full impact on its consolidated financial statements of the adoption of Topic 842, the Company currently believes that the most significant changes will be related to the recognition of a right-to-use asset and corresponding lease liability on its consolidated balance sheet for the new facility lease described in Note 6.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740) – Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. This ASU incorporates SEC Staff Accounting Bulletin No. 118 (“SAB 118”), which addresses the accounting implications of the major tax reform legislation, Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act (the “2017 Tax Act”), enacted on December 22, 2017. SAB 118 allows a company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date and was effective upon issuance. The Company continues to analyze the effect that the 2017 Tax Act will have on its consolidated financial statements.

In the first quarter of 2018, the Company adopted ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The standard clarifies the presentation of restricted cash and cash equivalents and requires companies to include restricted cash and cash equivalents in the beginning and ending balances of cash and cash equivalents on the statement of cash flows. The standard also requires additional disclosures to describe the amount and detail of the restriction by balance sheet line item. Accordingly, the Company will include the $250,000 restricted cash described in Note 6 as a component of cash, cash equivalents and restricted cash on its balance sheet once such deposit is made into a restricted cash account, which is expected to occur during the fourth quarter of 2018.

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

(9) CONCENTRATIONS OF RISK

Significant Customer

The table below sets forth the approximate amount of revenue the Company generated from Buffalo Wild Wings corporate-owned restaurants and its franchisees during the periods indicated and the percentage of total revenue that such amount represents for such periods:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenue	$1,971,000	$2,033,000	$7,209,000	$6,517,000
% of total revenue	33%	39%	41%	41%

As of September 30, 2018 and December 31, 2017, approximately $200,000 and $191,000, respectively, was included in accounts receivable from Buffalo Wild Wings corporate-owned restaurants and its franchisees.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This report and the documents incorporated by reference, if any, contain “forward-looking statements” – that is statements related to future events, results, performance, prospects and opportunities, including statements related to our strategic plans and targets, revenue generation, product availability and offerings, capital needs, capital expenditures, industry trends and our financial position. Forward-looking statements are based on information currently available to us, on our current expectations, estimates, forecasts, and projections about the industries in which we operate and on the beliefs and assumptions of management. Forward looking statements often contain words such as “expects,” “anticipates,” “could,” “targets,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “would,” and similar expressions. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, and other characterizations of future events or circumstances, are forward-looking statements. Forward-looking statements by their nature address matters that are, to different degrees, subject to risks and uncertainties that could cause actual results to differ materially and adversely from those expressed in any forward-looking statements. For us, particular factors that might cause or contribute to such differences include (1) our ability to compete effectively within the highly competitive interactive games, entertainment and marketing services industries, (2) the impact of new products and technological change, especially in the mobile and wireless markets, on our operations and competitiveness, (3) our ability to maintain or improve our relationship with Buffalo Wild Wings, who together with its franchisees accounted for a significant portion of our revenues, (4) our ability to adequately protect our proprietary rights and intellectual property, (5) our ability to raise additional funds on favorable terms; we have borrowed substantially all amounts available to us under existing credit facilities and, subject to limited exceptions, our loan and security agreement with Avidbank prohibits us from borrowing additional amounts from other lenders, (6) our ability to satisfy our payment obligations and comply with financial and other covenants under our loan agreement with Avidbank, which lender has a first-priority security interest in all our existing and future personal property, including our intellectual property, subject to limited exceptions; (7) our ability to meet financial and other growth expectations of our investors, analysts and other market participants and commentators, including expectations relating to our site count, cash flow and EBITDA; (8) our ability to maintain an adequate supply of the tablet and related equipment used in our tablet platform, (9) our ability to significantly grow our subscription revenue and implement our other business strategies, (10) our ability to successfully and efficiently manage the design, manufacturing and assembly process of the tablet and related equipment used in our tablet platform and (11) the other risks and uncertainties described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and described in other documents we file from time to time with the Securities and Exchange Commission, or SEC, including this report and our other Quarterly Reports on Form 10-Q. Readers are urged not to place undue reliance on the forward-looking statements in this report or incorporated by reference herein, which speak only as of the date of this report. Except as required by law, we undertake no obligation to revise or update any such forward-looking statement to reflect future events or circumstances.

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to, and should be read with, the accompanying unaudited condensed consolidated financial statements and notes, included in Item 1 of this Quarterly Report on Form 10-Q, to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. All dollar amounts in this discussion are rounded to the nearest thousand. Our discussion is organized as follows:

●	Overview and Highlights. This section generally describes our business and significant events and transactions we believe are important in understanding our financial condition and results of operations.

●	Critical Accounting Policies. This section lists our significant accounting policies, including any material changes in our critical accounting policies, estimates and judgments during the three and nine months ended September 30, 2018 from those described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2017.

●	Results of Operations. This section provides an analysis of our results of operations presented in the accompanying unaudited condensed consolidated statements of operations by comparing the results for the three and nine months ended September 30, 2018 to the results for the three and nine months ended September 30, 2017.

●	Liquidity and Capital Resources. This section provides an analysis of our historical cash flows, and our future capital requirements.

●	Recent Accounting Pronouncements. This section provides information related to new or updated accounting guidance that may impact our consolidated financial statements.

●	Off-Balance Sheet Arrangements. This section provides information related to any off-balance sheet arrangement we may have that would affect our consolidated finance statements.

OVERVIEW AND HIGHLIGHTS

About Our Business and How We Talk About It

We deliver interactive entertainment and innovative technology, including performance analytics and secure payment with Europay, MasterCard® and Visa® (EMV) chip card readers or with near-field communication (NFC) technology to accept Apple, Android and Samsung Pay. Generally used in bars and restaurants in North America, our tablets and technology offer engaging solutions to establishments with guests who experience dwell time, such as casinos and senior living centers. Casual dining venues subscribe to our customizable solution to differentiate themselves via competitive fun by offering guests trivia, card, sports and arcade games, customized menus and self-service dining features. Our platform improves operating efficiencies, creates connections among the players and venues, and amplifies guests’ positive experiences. Our tablet platform was commercially launched during 2013 and then scaled during 2014. We also continue to support our legacy network product line, which we call our Classic platform.

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

Since 2015, over 115 million games have been played on our network annually, and as of September 30, 2018, approximately 56% of our network subscriber venues are affiliated with national and regional restaurant brands, including Buffalo Wild Wings, Buffalo Wings & Rings, Old Chicago, Native Grill & Wings, Houlihans, Beef O’Brady’s, Boston Pizza, and Arooga’s.

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

Our Strategy and Business Updates

Grow business beyond restaurant and bar industry. One of our major initiatives has been and continues to be to expand our business beyond the restaurant and bar industry through partnerships and product extensions. During the first quarter of 2018, we agreed to sell our tablets to a third-party who will use our tablets and operating system to deliver their services in local jails. In July 2018, we entered into a revenue share agreement with this partner, under which our partner will make our single player games available for a fee to inmates. Earlier in 2017, we began a relationship with a third-party who is licensing our trivia content for use in casino gaming machines and is leasing our tablets for use in retail settings to complete loyalty/reward program transactions.

Launch expanded product offerings. We continue to focus on developing new experiences and new products that we believe will help differentiate our offerings from those of our competitors and will provide us the ability to scale our business beyond our traditional entertainment offering.

New Site Hub. A piece of the equipment we install in our customers’ venues is a personal computer that acts as a server from which our content is streamed to the tablets within the venue. We are working on a smaller form factor for the personal computer that, besides being physically smaller, would be available at a lower cost and would reduce labor-intensive installation costs. We believe that the site hub will lead to new opportunities, which could include the ability to display video, highlights, dynamic web content, and app content, in addition to delivering our historical offerings within venues. We are currently testing the first version of the site hub in-house and are working toward making it commercially available during the first quarter of 2019.

Mobile Offerings.

●	Mobile Live. We are developing a mobile version of our live trivia product that allows customers and trivia hosts to start their own trivia events. These events usually take place in a single venue and the experience is tied to that venue. Our mobile live product is intended to improve the experience by replacing pen and paper, providing more impressions and registrations, and allowing our customers to know who is participating in the event.

●	Mobile Trivia. We are developing a version of our system that allows players to use their own mobile device to play our network games inside our customers’ venues.

When these mobile offerings become available commercially, they will be our easiest to adopt, lowest cost of entry solutions, and may serve as a test for a venue contemplating a more significant investment.

Single Player Games. During the second quarter of 2018, we released our first internally-built single player arcade game, Buzztime Soccer, for our tablet platform, and we expect to release several more internally-built single player games in the coming weeks. Previously, we purchased these games from third party aggregators, sometimes at significant cost.

Buffalo Wild Wings. In March 2017, Buffalo Wild Wings chose us to be its provider of digital menu, order, and payment functionality. In November 2017, we expected to begin rolling out our improved tablet platform system at certain Buffalo Wild Wings locations during the first quarter of 2018 and, after an initial set of locations was running smoothly, throughout the rest of the Buffalo Wild Wings corporate and franchise locations with which we had partnered. Due to the acquisition of Buffalo Wild Wings by Arby’s Restaurant Group, Inc. (which renamed itself Inspire Brands Inc.) in February 2018 and to the associated changes with Buffalo Wild Wings’ operations, the rollout of our expanded functionality tablet platform system was put on hold to allow its new ownership to assess all the programs at Buffalo Wild Wings. The order, payment and guest insights functionality available through our improved tablet system was deployed in a pilot study at 31 Buffalo Wild Wings locations between April 2018 and September 2018. In October 2018, Buffalo Wild Wings informed us that it determined not to rollout our order, payment and guest insights functionality and that its relationship with us would continue in accordance with existing agreements we entered into in the ordinary course of business, and which terminate in accordance with their terms in November 2019.

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

Recent Developments

New Term Loan

In September 2018, we entered into a loan and security agreement with Avidbank that provides for a one-time $4,000,000 48-month term loan, all of which we used to pay-off the $4,050,000 of principal we borrowed from East West Bank (“EWB”). We used our cash on hand to pay the remaining $50,000 we borrowed from EWB plus accrued and unpaid interest. We granted and pledged to Avidbank a first-priority security interest in all our existing and future personal property, and, subject to customary exceptions, we are prohibited from borrowing additional indebtedness. We must comply with these financial covenants:

●	EBITDA (as defined below) must be at least $1,000,000 for the trailing six month period as of the last day of each fiscal quarter. “EBITDA” means (a) net profit (or loss), after provision for taxes, plus (b) interest expense, plus (c) to the extent deducted in the calculation of net profit (or loss), depreciation expense and amortization expense, plus (d) income tax expense, plus (e) to the extent approved by Avidbank, other noncash expenses and charges, other onetime charges, and any losses arising from the sale, exchange, transfer or other disposition of assets not in the ordinary course of business.

●	The aggregate amount of unrestricted cash we have in deposit accounts or securities accounts maintained with Avidbank must be not less than $2,000,000 at all times.

In connection with entering into the loan and security agreement with Avidbank, the amended and restated loan and security agreement we entered into with EWB on November 29, 2017, as amended on March 12, 2018, terminated on September 28, 2018.

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

The listing of our common stock on the NYSE American is being continued during the plan period pursuant to an extension. The NYSE Regulation staff will review us periodically for compliance with initiatives outlined in our plan. If we are not in compliance with Section 1003(a)(iii) by March 20, 2019 or if we do not make progress consistent with our plan during the plan period, NYSE Regulation staff will initiate delisting proceedings as appropriate. See “PART II—ITEM 1A. RISK FACTORS—“Our common stock could be delisted or suspended from trading on the NYSE American if we do not regain compliance with continued listing criteria with which we are currently not compliant or if we fail to meet any other continued listing criteria,” below. Consistent with the initiatives outlined in our plan to regain compliance, we raised approximately $1.4 million in a registered direct offering that closed in June 2018. In order for NYSE Regulation to determine that we have regained compliance, we must have stockholders’ equity of $6 million or more for two consecutive quarters. After giving effect to the amount raised in the offering and our financial results for the second and third quarters of 2018, we believe we are on the path to regaining compliance with Section 1003(a)(iii). NYSE Regulation will determine if and when we have regained compliance.

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

There have been no material changes in our critical accounting policies, estimates and judgments during the three and nine months ended September 30, 2018 from those described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2017, except for Revenue from Contracts with Customers (Topic 606). We have completed the process of evaluating the effect of adopting Topic 606 and have determined that the timing and amount of revenue recognized based on Topic 606 is consistent with our revenue recognition policy under previous guidance, and accordingly, there was no transition adoption adjustment necessary upon the adoption of the Topic 606 guidance. (See Note 2 to the accompanying unaudited condensed consolidated financial statements.)

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017

We recognized net income of $222,000 and incurred a net loss of $311,000 for the three and nine months ended September 30, 2018, respectively, compared to incurring a net loss of $184,000 and $438,000 for the three and nine months ended September 30, 2017.

Revenue

The table below summarizes our revenue by type for the period indicated:

	Three months ended September 30,
	2018		2017
	$	% of Total Revenue	$	% of Total Revenue	$ Change	% Change
Subscription revenue	4,005,000	67%	4,279,000	82%	(274,000)	(6%)
Hardware revenue	1,158,000	19%	116,000	2%	1,042,000	898%
Other revenue	841,000	14%	803,000	16%	38,000	5%
Total	6,004,000	100%	5,198,000	100%	806,000	16%

	Nine months ended September 30,
	2018		2017
	$	% of Total Revenue	$	% of Total Revenue	$ Change	% Change
Subscription revenue	12,111,000	70%	12,737,000	80%	(626,000)	(5%)
Hardware revenue	2,427,000	14%	524,000	3%	1,903,000	363%
Other revenue	2,878,000	16%	2,717,000	17%	161,000	6%
Total	17,416,000	100%	15,978,000	100%	1,438,000	9%

Subscription revenue decreased for the three and nine months ended September 30, 2018 primarily due to lower average site count and lower average revenue per site when compared to the same periods in 2017. If we don’t extend the Buffalo Wild Wings relationship beyond November 2019 or add network subscribers to sufficiently offset the subscription revenue we currently receive from Buffalo Wild Wings corporate-owned restaurants and its franchisees, we expect our subscription revenue to materially decrease beginning in the first quarter of 2020, which is the first full quarter after our existing agreements with Buffalo Wild Wings corporate-owned restaurants and its franchisees terminate in accordance with their terms. See Note 9 to the accompanying unaudited condensed consolidated financial statements. During the three and nine months ended September 30, 2018, hardware revenue increased primarily due to the sale in the third quarter of 2018 of our tablets to a third-party who is using our tablets and operating system to deliver its services in local jails. We expect the amount of hardware revenue under sales-type lease arrangements to increase during each of the fourth quarter of 2018 and first quarter of 2019 as tablet sales under sales-type lease arrangements are recognized (and we would recognize a corresponding decrease in deferred revenue). We are uncertain if we will enter into sales-type lease arrangements thereafter. We expect the amount of hardware revenue under other equipment sale contracts to fluctuate quarter to quarter in correlation with customer contracts. We do not expect to enter into an equipment sale contract similar to the one we entered into with the third-party who is using our tablets and operating system to deliver its services in local jails every quarter or even annually. Other revenue increased for the three and nine months ended September 30, 2018 due primarily to an increase in advertising and professional services when compared to the same periods in 2017.

Geographic breakdown of our site count for network subscribers was:

	Network Subscribers as of September 30,
	2018	2017
United States	2,521	2,599
Canada	145	135
Total	2,666	2,734

Direct Costs and Gross Margin

A comparison of direct costs and gross margin for the period indicated is shown in the table below:

	Three months ended September 30,
	2018	2017	Change	% Change
Revenues	$6,004,000	$5,198,000	$806,000	16%
Direct Costs	2,115,000	1,539,000	576,000	37%
Gross Margin	$3,889,000	$3,659,000	$230,000	6%

Gross Margin Percentage	65%	70%

	Nine months ended September 30,
	2018	2017	Change	% Change
Revenues	$17,416,000	$15,978,000	$1,438,000	9%
Direct Costs	6,019,000	5,013,000	1,006,000	20%
Gross Margin	$11,397,000	$10,965,000	$432,000	4%

Gross Margin Percentage	65%	69%

For the three months ended September 30, 2018, the increase in direct costs was primarily due to increased equipment expense of $557,000 related to higher hardware revenue and increased depreciation expense of $147,000 for capitalized site equipment and software development programs, offset by a decrease in other miscellaneous direct costs of $129,000 when compared to the same period in 2017.

For the nine months ended September 30, 2018, the increase in direct costs was primarily due to increased equipment expense of $933,000 related to higher sale-type lease revenue and equipment sales and increased depreciation expense of $359,000 for capitalized site equipment and software development programs offset by decreased freight expense of $134,000 and other miscellaneous direct costs of $151,000 when compared to the same period in 2017.

Operating Expenses

	Three months ended September 30,
	2018	2017	Change	% Change
Selling, general and administrative	$3,444,000	$3,636,000	$(192,000)	(5%)

Depreciation and amortization (non-direct)	$75,000	$76,000	$(1,000)	(1%)

	Nine months ended September 30,
	2018	2017	Change	% Change
Selling, general and administrative	$11,123,000	$11,628,000	$(505,000)	(4%)

Depreciation and amortization (non-direct)	$244,000	$250,000	$(6,000)	(2%)

Selling, General and Administrative Expenses

The decrease in selling, general and administrative expenses for the three months ended September 30, 2018 was primarily due to decreased payroll and related expense of $272,000, offset by increased professional fees of $64,000 when compared to the same period in 2017.

The decrease in selling, general and administrative expenses for the nine months ended September 30, 2018 was primarily due to decreased payroll and related expense of $651,000, decreased marketing expense of $126,000 and decreased operating supplies expenses of $53,000, offset by increased professional fees of $316,000, in each case, when compared to the same period in 2017.

Depreciation and Amortization Expense

The decrease in depreciation and amortization expense for the three and nine months ended September 30, 2018 compared to the same periods in 2017 was primarily due to assets becoming fully depreciated or amortized sooner than we are replenishing with new assets.

Other (Expense) Income, Net

	Three months ended September 30,		Decrease in other
	2018	2017	expense, net
Total other (expense) income, net	$(138,000)	$(122,000)	$(16,000)

	Nine months ended September 30,		Increase in other
	2018	2017	expense, net
Total other (expense) income, net	$(305,000)	$496,000	$(801,000)

For the three months ended September 30, 2018, the increase in other expense, net was primarily related to decreased interest expense resulting from lower debt balances and increased foreign currency exchange losses related to the operations of our Canadian subsidiary.

For the nine months ended September 30, 2018, the increase in other expense, net was primarily related to the receipt of a one-time payment from a supplier during the 2017 period related to a supply chain matter that was resolved in exchange for such payment and the absence of a similar event during the 2018 period.

Income Taxes

	Three months ended September 30,
	2018	2017
Provision for income taxes	$(10,000)	$(9,000)

	Nine months ended September 30,
	2018	2017
Provision for income taxes	$(36,000)	$(21,000)

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

The table below shows a reconciliation of our consolidated net income (loss) calculated in accordance with GAAP to EBITDA for the period indicated. EBITDA should not be considered a substitute for, or superior to, net income (loss) calculated in accordance with GAAP.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net income (loss) per GAAP	$222,000	$(184,000)	$(311,000)	$(438,000)
Interest expense, net	118,000	106,000	305,000	388,000
Income tax provision	10,000	9,000	36,000	21,000
Depreciation and amortization	732,000	586,000	2,068,000	1,716,000
EBITDA	$1,082,000	$517,000	$2,098,000	$1,687,000

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2018, we had cash and cash equivalents of $3,078,000 compared to cash and cash equivalents of $3,378,000 as of December 31, 2017.

In September 2018, we entered into a loan and security agreement with Avidbank, under which we borrowed $4,000,000 in the form of a one-time 48-month term loan, all of which we used to pay-off the $4,050,000 of principal we borrowed from East West Bank (“EWB”). We used our cash on hand to pay the remaining $50,000 we borrowed from EWB plus accrued and unpaid interest. The amended and restated loan and security agreement we entered into with EWB on November 29, 2017, as amended on March 12, 2018, terminated in connection with such payments.

As of September 30, 2018, $4,000,000 was outstanding under the Avidbank term loan, with $1,000,000 recorded in current portion of long-term debt and the remaining $3,000,000 recorded as long-term debt on our balance sheet. We recorded debt issuance costs of $23,000, which includes the $20,000 facility fee. The debt issuance costs will be amortized to interest expense beginning in October 2018 using the effective interest rate method over the life of the loan. The debt issuance costs are recorded as a reduction of long term debt.

We must comply with these financial covenants under the loan and security agreement:

o	Our EBITDA (as defined below) must be at least $1,000,000 for the trailing six month period as of the last day of each fiscal quarter. “EBITDA” means (a) net profit (or loss), after provision for taxes, plus (b) interest expense, plus (c) to the extent deducted in the calculation of net profit (or loss), depreciation expense and amortization expense, plus (d) income tax expense, plus (e) to the extent approved by Avidbank, other noncash expenses and charges, other onetime charges, and any losses arising from the sale, exchange, transfer or other disposition of assets not in the ordinary course of business

o	The aggregate amount of unrestricted cash we have in deposit accounts or securities accounts maintained with Avidbank must be not less than $2,000,000 at all times.

As of September 30, 2018, we were in compliance with all covenants.

Subject to customary exceptions, under the loan and security agreement, we are prohibited from borrowing additional indebtedness. We granted and pledged to Avidbank a first-priority security interest in all our existing and future personal property. We paid $20,000 to Avidbank as a facility fee upon entering into the loan and security agreement. If we prepay the Avidbank loan before September 28, 2019, we must pay a prepayment fee of 1.75% of the principal amount repaid, and if we prepay the loan after such date but before September 28, 2020, we must pay a prepayment fee of 1.00% of the principal amount prepaid. There is no prepayment fee if we prepay the loan after September 28, 2020.

The loan and security agreement includes customary representations, warranties and covenants (affirmative and negative), including restrictive covenants that, subject to specified exceptions, limit our ability to: dispose of our business or property; merge or consolidate with or into any other business organization; incur or prepay additional indebtedness; create or incur any liens on its property; declare or pay any dividend or make a distribution on any class of our stock; or enter specified material transactions with our affiliates.

The loan and security agreement also includes customary events of default, including: payment defaults; breaches of covenants following any applicable cure period; material breaches of representations or warranties; the occurrence of a material adverse effect; events relating to bankruptcy or insolvency; and the occurrence of an unsatisfied material judgment against us. Upon the occurrence of an event of default, Avidbank may declare all outstanding obligations immediately due and payable, do such acts as it considers necessary or reasonable to protect its security interest in the collateral, and take such other actions as are set forth in the loan and security agreement.

In connection with preparing the financial statement as of and for the period ended September 30, 2018, we evaluated whether there are conditions and events, considered in the aggregate, that are known and reasonably knowable that would raise substantial doubt about our ability to continue as a going concern within twelve months after the date that such financial statements are issued. We believe we will have sufficient cash to meet our operating cash requirements and to fulfill our debt obligations for at least the next twelve months from the date that such financial statements are issued. To increase the likelihood that we will be able to successfully execute our operating and strategic plan and to better position the company take advantage of market opportunities for growth, we are continuing to evaluate additional financing alternatives, including additional equity financings and alternative sources of debt. If our cash and cash equivalents do not meet our future cash requirements, we may have to reduce planned capital expenses, reduce operational cash uses or raise capital on terms that are not as favorable to us as they otherwise might be. Any actions we may undertake to reduce planned capital purchases or reduce expenses might not cover shortfalls in available funds. If we require additional capital, we may not secure additional financing on terms acceptable to us, or at all.

Working Capital

As of September 30, 2018, we had working capital (current assets in excess of current liabilities) of $2,987,000 compared to negative working capital (current liabilities in excess of current assets) of $1,109,000 as of December 31, 2017. The following table shows our change in working capital from December 31, 2017 to September 30, 2018:

Increase (Decrease)
Working capital as of December 31, 2017	$(1,109,000)
Changes in current assets:
Cash and cash equivalents	(300,000)
Accounts receivable, net of allowance	565,000
Site equipment to be installed	(1,266,000)
Prepaid expenses and other current assets	(108,000)
Change in total current assets	(1,109,000)
Changes in current liabilities:
Accounts payable	(49,000)
Accrued compensation	(286,000)
Accrued expenses	374,000
Sales taxes payable	30,000
Income taxes payable	23,000
Current portion of long-term debt	(3,955,000)
Current portion of obligations under capital leases	(20,000)
Deferred revenue	(1,077,000)
Deferred rent	(149,000)
Other current liabilities	(96,000)
Change in total current liabilities	(5,205,000)
Net change in working capital	4,096,000
Working capital as of September 30, 2018	$2,987,000

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying consolidated statements of cash flows, are summarized as follows:

	Nine months ended September 30,
	2018	2017
Cash provided by (used in):
Operating activities	$739,000	$1,056,000
Investing activities	(1,192,000)	(1,118,000)
Financing activities	181,000	(1,230,000)
Effect of exchange rates	(28,000)	70,000
Net decrease in cash and cash equivalents	$(300,000)	$(1,222,000)

Net cash provided by operating activities. The decrease in cash provided by operating activities was primarily due to receiving a prepayment during the 2017 period from Buffalo Wild Wings for equipment and services to be delivered in the future. We did not receive a similar prepayment during the same period in 2018. This prepayment was offset by a decrease in equipment purchases during 2018 when compared to 2017.

Our largest use of cash is payroll and related costs. Cash used for payroll and related costs decreased $759,000 to $7,916,000 for the nine month months ended September 30, 2018 from $8,675,000 for the same period in 2017, primarily due to a reduction in incentive compensation and headcount.

Our primary source of cash is cash we generate from customers. Cash received from customers decreased $4,099,000 to $16,625,000 for the nine months ended September 30, 2018 from $20,724,000 for the same period in 2017. This decrease was primarily related to the prepayment received in 2017 from Buffalo Wild Wings described above as well an increase in accounts receivable.

Net cash used in investing activities. Our increase in net cash used in investing activities for the nine months ended September 30, 2018 was primarily related to increased capitalized software development expenditures offset by a decrease in capital expenditures when compared to the same period in 2017.

Net cash provided by (used in) financing activities. The $1,411,000 increase in cash provided by financing activities was primarily attributable to a $4,000,000 increase in long-term debt proceeds from the term loan we borrowed from Avidbank, offset by a $2,162,000 increase in long-term debt payments and by a $398,000 decrease in net proceeds received from common stock offerings for the nine months ended September 30, 2018 compared to the same period in 2017.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), and in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. These updates require lessees to recognize at the lease commencement date a lease liability, which is the lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use assets, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. These updates are effective for fiscal periods beginning after December 15, 2018 (which is January 1, 2019 for us), including interim periods within those fiscal years. Lessees and lessors must either (i) apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements or (ii) recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Although we have not completed our assessment of the full impact on our consolidated financial statements of the adoption of Topic 842, we currently believe that the most significant changes will be related to the recognition of a right-to-use asset and corresponding lease liability on our consolidated balance sheet for the new facility lease described in Note 6.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740) – Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. This ASU incorporates SEC Staff Accounting Bulletin No. 118 (“SAB 118”), which addresses the accounting implications of the major tax reform legislation, Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act (the “2017 Tax Act”), enacted on December 22, 2017. SAB 118 allows a company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date and was effective upon issuance. We continue to analyze the effect that the 2017 Tax Act will have on our consolidated financial statements.

In the first quarter of 2018, we adopted ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The standard clarifies the presentation of restricted cash and cash equivalents and requires companies to include restricted cash and cash equivalents in the beginning and ending balances of cash and cash equivalents on the statement of cash flows. The standard also requires additional disclosures to describe the amount and detail of the restriction by balance sheet line item. Accordingly, we will include the $250,000 restricted cash described in Note 6 as a component of cash, cash equivalents and restricted cash on our balance sheet once such deposit is made into a restricted cash account, which is expected to occur during the fourth quarter of 2018.

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

If we fail to comply with our financial covenants to our primary lender, the lender may declare a default, which could lead to all payment obligations becoming immediately due and payable and have a material adverse effect on our financial condition and business.

We must comply with financial covenants our loan and security agreement with Avidbank: our EBITDA must be at least $1,000,000 for the trailing six month period as of the last day of each fiscal quarter, and the aggregate amount of unrestricted cash we have in deposit accounts or securities accounts maintained with Avidbank must be not less than $2,000,000 at all times. See “Liquidity and Capital Resources,” under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, above.

As of September 30, 2018, we were in compliance with these covenants. However, there can be no assurance we will be in compliance with all covenants in the future, including due to events or conditions outside of our control. For example, fluctuations in our operating results, such as what may result if we don’t extend the Buffalo Wild Wings relationship beyond November 2019 or add network subscribers to sufficiently offset the subscription revenue we currently receive from Buffalo Wild Wings corporate-owned restaurants and its franchisees, could result in violation of the adjusted EBITDA covenant. See “We receive a significant portion of our revenues from Buffalo Wild Wings, and any decrease in the amount of their business could materially and adversely affect our cash flow and revenue” below.

If we fail to comply with our covenants, Avidbank may declare a default, which could lead to all payment obligations becoming immediately due and payable and have a material adverse effect on our financial condition and business. Avidbank has a first-priority security interest in all our existing and future personal property. Accordingly, in an event of a default, Avidbank could dispose of such property to satisfy our payment obligations.

Our cash flow may not cover our capital needs and we may need to raise additional funds in the future. Such funds may not be available when needed, on acceptable terms or at all and, if available, may dilute current stockholders.

As of September 30, 2018, we had cash and cash equivalents of $3,078,000. We have borrowed substantially all amounts available to us under existing credit facilities and, subject to limited exceptions, our loan and security agreement with Avidbank prohibits us from borrowing additional amounts from other lenders. As of September 30, 2018, $4,000,000 was outstanding under that loan agreement, of which $1,000,000 was recorded in current portion of long-term debt and $3,000,000 was recorded in long-term debt on our consolidated balance sheet, which is gross of any unamortized debt issuance costs that are recorded as a reduction of long term debt. The loan matures on September 30, 2022. We must make monthly principal payments of $83,333.33 plus accrued and unpaid interest on the last business day of each month commencing on October 31, 2018 and through maturity. In addition, as of September 30, 2018, $104,000 was outstanding under a financing arrangement with an equipment lender and recorded in current portion of long-term debt on our consolidated balance sheet.

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

We cannot ensure that we will generate cash flow from operations in an amount sufficient to enable us to meet our debt service obligations or to fund our working capital needs, capital expenditures and investments in our business. Avidbank has a first-priority security interest in all our existing and future personal property, and our equipment lender has a first-priority security interest in the equipment we purchased with the funds borrowed from that equipment lender. If we default on our monthly payment obligations to our lenders, and our debt obligations become immediately due and payable in full, our lenders may dispose of our personal property to satisfy our payment obligations. If we need to raise additional funds in the future, such funds may not be available when needed, on acceptable terms, or at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences, and privileges senior to those of our existing stockholders. If we cannot raise funds on acceptable terms, or at all, we may not be able to continue to develop and implement our platform and product line, develop or enhance our other products and services, successfully execute our business plan or any or all of our strategic initiatives, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements.

We receive a significant portion of our revenues from Buffalo Wild Wings, and any decrease in the amount of their business could materially and adversely affect our cash flow and revenue.

For the year ended December 31, 2017, Buffalo Wild Wings corporate-owned restaurants and its franchisees accounted for approximately 41%, or $8,678,000, of our total revenue. For the nine months ended September 30, 2018, Buffalo Wild Wings corporate-owned restaurants and its franchisees accounted for approximately 41%, or $7,209,000, of our total revenue. As of September 30, 2018 and December 31, 2017, approximately $200,000 and $191,000, respectively, was included in accounts receivable from Buffalo Wild Wings corporate-owned restaurants and its franchisees.

In March 2017, Buffalo Wild Wings chose us to be its provider of digital menu, order, and payment functionality. In November 2017, we expected to begin rolling out our improved tablet platform system at certain Buffalo Wild Wings locations during the first quarter of 2018 and, after an initial set of locations was running smoothly, throughout the rest of the Buffalo Wild Wings corporate and franchise locations with which we had partnered. Due to the acquisition of Buffalo Wild Wings by Arby’s Restaurant Group, Inc. (which renamed itself Inspire Brands Inc.) in February 2018 and to the associated changes with Buffalo Wild Wings’ operations, the rollout of our expanded functionality tablet platform system was put on hold to allow its new ownership to assess all the programs at Buffalo Wild Wings. The order, payment and guest insights functionality available through our improved tablet system was deployed in a pilot study at 31 Buffalo Wild Wings locations between April 2018 and September 2018. In October 2018, Buffalo Wild Wings informed us that it determined not to rollout our order, payment and guest insights functionality and that its relationship with us would continue in accordance with existing agreements we entered into in the ordinary course of business, and which terminate in accordance with their terms in November 2019. If we don’t extend the Buffalo Wild Wings relationship beyond November 2019 or add network subscribers to sufficiently offset the subscription revenue we currently receive from Buffalo Wild Wings corporate-owned restaurants and its franchisees, we expect our subscription revenue to materially decrease beginning in the first quarter of 2020, which could materially and adversely affect our operating results and cash flows. In addition, the inability to demonstrate Buffalo Wild Wings as a strategic user of our expanded functionality tablet platform system could negatively impact achievement of our chain customer site growth goals. Likewise, if any other customer who may in the future represent a significant portion of our revenue were to breach or terminate their subscriptions or otherwise decrease the amount of business they transact with us, we could lose a significant portion of our revenues and cash flow.

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

On April 26, 2018, the NYSE Regulation Inc. notified us that it has accepted our plan to regain compliance with Section 1003(a)(iii) of the Company Guide and granted us a plan period that extends through March 20, 2019 to regain compliance. The listing of our common stock on the NYSE American is being continued during the plan period pursuant to an extension. The NYSE Regulation staff will review us periodically for compliance with initiatives outlined in our plan. If we are not in compliance with Section 1003(a)(iii) by March 20, 2019 or if we do not make progress consistent with our plan during the plan period, NYSE Regulation staff will initiate delisting proceedings as appropriate. In order for NYSE Regulation to determine that we have regained compliance, we must have stockholders’ equity of $6 million or more for two consecutive quarters. After giving effect to the offering that closed in June 2018 in which we raised approximately $1.4 million and the financial results for the second and third quarters of 2018, we believe we are on the path to regaining compliance with Section 1003(a)(iii) of the Company Guide. NYSE Regulation will determine if and when we have regained compliance.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit	Description	Incorporated By Reference
3.1(a)	Restated Certificate of Incorporation	Exhibit to Form 10-Q filed on August 14, 2013

3.1(b)	Certificate of Amendment to the Restated Certificate of Incorporation (reverse/forward split)	Exhibit to Form 8-K filed on June 17, 2016

3.1(c)	Certificate of Decrease of the Series A Convertible Preferred Stock	Exhibit to Form 8-K filed on April 12, 2017

3.1(d)	Certificate of Amendment to the Restated Certificate of Incorporation (decrease in authorized capital stock)	Exhibit to Form 8-K filed on June 9, 2017

3.2	Bylaws, as amended	Exhibit to Form 10-K filed on March 26, 2008

10.1	Loan and Security Agreement by and between Avidbank and the registrant dated September 28, 2018.	Exhibit to Form 8-K filed on October 1, 2018

10.2	Office lease, dated for reference purposes only July 26, 2018, by and between Burke Aston Partners, LLC and the registrant.	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1#	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2#	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

#	This certification is being furnished solely to accompany this report pursuant to U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated herein by reference into any filing of the Company whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NTN BUZZTIME, INC.

Date: November 9, 2018	By:	/s/ Allen Wolff
Allen Wolff
Chief Financial Officer and Executive Vice President
(on behalf of the Registrant, and as its Principal Financial Officer)

