Form 10-K
period 2018-12-31
NTN BUZZTIME INC
filed 2019-03-22
CIK 748592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

Commission File Number 1-11460

NTN Buzztime, Inc.

(Exact name of registrant as specified in its charter)

Delaware	31-1103425
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1800 Aston Avenue, Suite 100 Carlsbad, California	92008
(Address of Principal Executive Offices)	(Zip Code)

(760) 438-7400

(Registrant’s telephone number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.005 par value	NYSE American

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X] Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company. Yes [  ] No [X]

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2018, computed by reference to the closing sale price of the common stock on the NYSE American on June 30, 2018, was approximately $7.4 million. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 20, 2019, the registrant had 2,877,180 shares of common stock outstanding.

Documents Incorporated by Reference.

Portions of the registrant’s definitive proxy statement relating to its 2019 annual meeting of stockholders are incorporated by reference into Part III of this report where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated herein by reference contain “forward-looking statements” – that is statements related to future events, results, performance, prospects and opportunities, including statements related to our strategic plans and targets, revenue generation, product availability and offerings, capital needs, capital expenditures, industry trends and our financial position. Forward-looking statements are based on information currently available to us, on our current expectations, estimates, forecasts, and projections about the industries in which we operate and on the beliefs and assumptions of management. Forward looking statements often contain words such as “expects,” “anticipates,” “could,” “targets,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “would,” and similar expressions. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, and other characterizations of future events or circumstances, are forward-looking statements. Forward-looking statements by their nature address matters that are, to different degrees, subject to risks and uncertainties that could cause actual results to differ materially and adversely from those expressed in any forward-looking statements. For us, particular factors that might cause or contribute to such differences include: (1) our ability to maintain or improve our relationship with Buffalo Wild Wings, who together with its franchisees accounted for a significant portion of our revenues, and whose relationship with us under current contractual terms will terminate in November 2019; (2) our ability to raise additional funds in the future on favorable terms; we have borrowed substantially all amounts available to us under existing credit facilities and, subject to limited exceptions, our loan and security agreement with Avidbank prohibits us from borrowing additional amounts from other lenders; (3) our ability to compete effectively within the highly competitive interactive games, entertainment and marketing services industries, including our ability to successfully commercially launch attractive product offerings; (4) the impact of new products and technological change, especially in the mobile and wireless markets, on our operations and competitiveness; (5) risks relating to the exploration of strategic alternatives that we announced in December 2018; (6) our ability to maintain an adequate supply of our tablets and related equipment; (7) our ability to comply with our financial covenants to Avidbank and its right to declare a default if we do not, which could lead to all payment obligations becoming immediately due and payable; (8) our ability to adequately protect our proprietary rights and intellectual property; (9) our ability to grow our subscription revenue and successfully implement our other business strategies; (10) our ability to successfully and efficiently manage the design, manufacturing and assembly process of the tablet and related equipment used in our tablet platform; and (11) the other risks and uncertainties described in Part I, Item 1A “Risk Factors” of this report and described in other documents we file from time to time with the Securities and Exchange Commission, or SEC, including our Quarterly Reports on Form 10-Q. Readers are urged not to place undue reliance on the forward-looking statements contained in this report or incorporated by reference herein, which speak only as of the date of this report. Except as required by law, we do not undertake any obligation to revise or update any such forward-looking statement to reflect future events or circumstances.

PART I

ITEM 1. Business

About Our Business and How We Talk About It

We deliver interactive entertainment and innovative technology, including performance analytics and secure payment with Europay, MasterCard® and Visa® (EMV) chip card readers or with near-field communication (NFC) technology to accept Apple, Android and Samsung Pay. Our tablets and technology offer engaging solutions to establishments with guests who experience dwell time, such as bars, restaurants, casinos and senior living centers. Casual dining venues subscribe to our customizable solution to differentiate themselves via competitive fun by offering guests trivia, card, sports and arcade games, customized menus and self-service dining features. Our platform improves operating efficiencies, creates connections among the players and venues, and amplifies guests’ positive experiences. We continue to support our legacy network product line, which we call our Classic platform.

We generate revenue by charging subscription fees for our service to network subscribers, by leasing tablet platform equipment to certain network subscribers, by selling tablet platform equipment, by hosting live trivia events, by selling advertising aired on in-venue screens and as part of customized games, by licensing our content for use with third-party equipment, from providing professional services (such as developing certain functionality within our platform for customers), and from pay-to-play arcade games.

Since 2016, over 115 million games were played on our network annually, and as of December 31, 2018, approximately 56% of our network subscriber venues are affiliated with national and regional restaurant brands, including Buffalo Wild Wings, Buffalo Wings & Rings, Old Chicago, Native Grill & Wings, Houlihans, Beef O’Brady’s, Boston Pizza, and Arooga’s.

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

Recent Developments

Strategic Process

On December 7, 2018, we announced that our board of directors is exploring and evaluating strategic alternatives focused on maximizing shareholder value, including, among other things, a potential acquisition of our company or our assets, and that we engaged a financial advisor to assist in the process. The strategic process is ongoing. Our board of directors has not set a timetable for the strategic process nor has it made any decisions relating to any strategic alternatives at this time, and no assurance can be given as to the outcome of the process. We do not intend to disclose additional details regarding the strategic process unless and until further disclosure is appropriate or necessary.

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

For additional information regarding our Avidbank credit facility, see “PART II—ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” below.

Our Strategy

Below is a discussion of our strategy and highlights of accomplishments and milestones achieved during 2018:

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

New SiteHub. Our content is streamed to tablets within a venue from a personal computer within the venue. During 2018, we redesigned that personal computer to make it substantially smaller, about the size of a deck of cards. Besides reducing labor-intensive installation costs associated with our traditional computer, we expect to offer our redesigned personal computer, which we call SiteHub, to customers at a lower cost compared to our traditional personal computer. We believe that if we can successfully commercially launch SiteHub, it will lead to new opportunities, which could include the ability to display video, highlights, dynamic web content, and app content, in addition to delivering our historical offerings within venues. We have been testing the first version of SiteHub in-house and are preparing for a field test in certain venues in San Diego County during the second quarter of 2019.

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

Products and Services

Our principal product and service is our tablet platform. Built on an extended network platform, our interactive entertainment system offers trivia, card, sports and arcade games, customized menus and self-service dining features, including dynamic menus, touchscreen ordering and secure payment. Generally, as part of the subscription to our tablet platform, we provide the equipment for the platform to network subscribers (including tablets, cases and charging trays for the tablets), though we also lease such equipment to certain network subscribers. In 2017, we began licensing our content to customers to be installed on equipment they obtain from other parties. In 2018, we began selling the equipment used in our tablet platform to customers who may not subscribe to our services but who can use the equipment in their business for other purposes.

Our primary network subscribers are bars and restaurants in North America, which we target directly through our internal sales organization. In April 2016, we begun offering our tablet platform in adjacent markets, such as senior centers and casinos, which we target through third parties who have existing business relationships with potential customers in such markets.

We primarily develop the content and functionality available through our tablet platform internally. We use an Android-based tablet customized to our specifications by a single unaffiliated third-party manufacturer. Such third-party also manufacturers the cases and charging trays for the tablets and sources the raw materials used to manufacture those cases and trays. See “ITEM 1A., Risk Factors—Risk Factors That May Affect Our Business—A disruption in the supply of equipment could negatively impact our subscriptions and revenue, and —Our business could be adversely impacted if the sole manufacturer of our customized tablet and tablet equipment is not able to meet our manufacturing quality standards,” below.

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

Buzztime Significant Customer

Our customers range from small independently operated bars and restaurants to bars and restaurants operated by national chains. This results in diverse venue sizes and locations. As of December 31, 2018, 2,639 venues in the U.S. and Canada subscribed to our interactive entertainment network, of which, approximately 46% were Buffalo Wild Wings corporate-owned restaurants and its franchisees. In October 2018, Buffalo Wild Wings informed us that it determined not to rollout our order, payment and guest insights functionality and that its relationship with us would continue in accordance with existing agreements we entered into in the ordinary course of business, and which terminate in accordance with their terms in November 2019. See “ITEM 1A., Risk Factors—Risk Factors That May Affect Our Business—We receive a significant portion of our revenues from Buffalo Wild Wings corporate-owned restaurants and its franchisees, and, absent an extension, our relationship will terminate in November 2019.”

For the years ended December 31, 2018 and 2017, revenue generated from Buffalo Wild Wings corporate-owned restaurants and its franchisees was as follows:

	Year Ended December 31,
	2018	2017
Buffalo Wild Wings revenue	$10,180,000	$8,678,000
Percent of total revenue	44%	41%

As of December 31, 2018 and 2017, amounts included in accounts receivable from Buffalo Wild Wings corporate-owned restaurants and its franchisees was as follows:

	As of December 31,
	2018	2017
Buffalo Wild Wings accounts receivable	$552,000	$191,000
Percent of total accounts receivable, net	48%	27%

Backlog

We generally do not have a significant backlog because we normally can deliver and install new systems at venues within the delivery schedule requested by customers (generally within three to four weeks).

Licensing, Trademarks, Copyrights and Patents

A majority of the gaming content available on our platform is internally developed. The balance is licensed from third parties. We also license third party content for our pay-to-play and free-to-consumer games lobby. The amounts paid for such third-party licensed content was not material during either of the years ended December 31, 2018 or 2017.

Our intellectual property assets, including patents, trademarks, and copyrights, are important to our business and, accordingly, we actively seek to protect the proprietary technology we consider important to our business. No single patent or copyright is solely responsible for protecting our products.

We keep confidential as trade secrets our technology, know-how and software. Most of the hardware we use in our tablet platform is purchased from a third party and customized for use with our service. We enter into agreements with third parties with whom we conduct business, which contain provisions designed to protect our intellectual property and to limit access to, and disclosure of, our proprietary information. We also enter into confidentiality and invention assignment agreements with our employees and contractors.

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

Government Contracts

We provide our content distribution services through our network to colleges, universities, and a few government agencies, typically military base recreation units. However, the number of government customers is small compared to our overall customer base. We provide our products and services to government agencies under contracts with substantially the same terms as are in place with non-government customers.

Government Regulations

The cost of compliance with federal, state, and local laws has not had a material effect on our capital expenditures, earnings, or competitive position to date. In December 2012, we received approval from the Federal Communications Commission, or the FCC, for our tablet charging trays, and in September 2015, we received FCC approval for our third-generation tablet cases with and without payment electronics. The tablets we currently use have been certified by its manufacturer.

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

As part of our service, we operate games of chance and skill, including several interactive card games, such as Texas Hold’em poker. These games are subject to regulation in many jurisdictions, and some games are restricted in certain jurisdictions. The laws and regulations that govern these games, however, vary from jurisdiction to jurisdiction and are subject to legislative and regulatory change, as well as law enforcement discretion. Most of our games are played solely for fun and winner recognition, however, we recently began awarding nominal cash prizes to winners of certain trivia competitions. We may find it necessary to eliminate, modify, or cancel certain of our offerings in certain jurisdictions based on changes in law, regulations and law enforcement discretion, which could result in additional development costs and/or the possible loss of customers and revenue.

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

The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding our company that we file electronically with the SEC.

Employees

As of March 20, 2019, we had approximately 94 full-time employees and 287 part-time employees. We also utilize independent contractors for specific projects. None of our employees are represented by a labor union, and we believe our employee relations are satisfactory.

Our Corporate History

NTN Buzztime, Inc. was incorporated in Delaware in 1984 as Alroy Industries and changed its corporate name to NTN Communications, Inc. in 1985. The name was changed to NTN Buzztime, Inc. in 2005 to better reflect the growing role of the Buzztime consumer brand.

ITEM 1A. Risk Factors

Our business, financial condition and operating results can be affected by several factors, whether currently known or unknown, many of which are not exclusively within our control, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to differ materially from historical or anticipated future financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price. We urge investors to carefully consider the risk factors described below in evaluating the information in this report.

Risk Factors That May Affect Our Business

We receive a significant portion of our revenues from Buffalo Wild Wings corporate-owned restaurants and its franchisees, and, absent an extension, our relationship will terminate in November 2019.

For the year ended December 31, 2018, Buffalo Wild Wings corporate-owned restaurants and its franchisees accounted for approximately 44%, or $10,180,000, of our total revenue. As of that date, approximately $552,000 was included in accounts receivable. In October 2018, Buffalo Wild Wings informed us that it determined not to rollout our order, payment and guest insights functionality and that its relationship with us would continue in accordance with existing agreements we entered into in the ordinary course of business, and which terminate in accordance with their terms in November 2019. If we do not extend the Buffalo Wild Wings relationship beyond November 2019 or add network subscribers to sufficiently offset the subscription revenue we receive and have received in recent years from Buffalo Wild Wings corporate-owned restaurants and its franchisees, we expect our subscription revenue to materially decrease beginning in the first quarter of 2020, which could materially and adversely affect our operating results and cash flows. In addition, the inability to demonstrate Buffalo Wild Wings as a strategic user of our expanded functionality tablet platform system could negatively impact achievement of our chain customer site growth goals. Likewise, if any other customer who may in the future represent a significant portion of our revenue were to breach or terminate their subscriptions or otherwise decrease the amount of business they transact with us, we could lose a significant portion of our revenues and cash flow.

Our cash flow may not cover our capital needs and we may need to raise additional funds in the future. Such funds may not be available when needed, on acceptable terms or at all and, if available, may dilute current stockholders.

As of December 31, 2018, we had cash, cash equivalents and restricted cash of $2,786,000. We have borrowed substantially all amounts available to us under existing credit facilities and, subject to limited exceptions, our loan and security agreement with Avidbank prohibits us from borrowing additional amounts from other lenders. As of December 31, 2018, $3,750,000 was outstanding under that loan agreement, of which $1,000,000 was recorded in current portion of long-term debt and $2,750,000 was recorded in long-term debt on our balance sheet, which is gross of any unamortized debt issuance costs that are recorded as a reduction of long-term debt. The loan matures on September 30, 2022. We must make monthly principal payments of approximately $83,000 plus accrued and unpaid interest on the last business day of each month commencing on October 31, 2018 and through maturity.

Our ability to meet our debt service obligations and to fund working capital, capital expenditures and investments in our business, will depend upon our future performance, which will depend on many factors, including:

●	our ability to generate cash from operating activities;

●	acceptance of, and demand for, our interactive games and entertainment;

●	the costs of continuing to develop and implement our tablet platform and product line;

●	the costs of developing new entertainment content, products, or technology or expanding our offering to new media platforms such as the internet and mobile phones;

●	the extent to which we invest in creating new entertainment content and new technology; and

●	the number and timing of acquisitions and other strategic transactions, if any.

In addition, to fully execute on our long-term strategic initiatives discussed above under the section entitled “ITEM 1. Business—Our Strategy,” we believe we will likely require additional funding in the future.

We cannot ensure that we will generate cash flow from operations in an amount sufficient to enable us to meet our debt service obligations or to fund our working capital needs, capital expenditures and investments in our business. Avidbank has a first-priority security interest in all our existing and future personal property. If we default on our monthly payment obligations to Avidbank, and our debt obligations become immediately due and payable in full, Avidbank may dispose of our personal property to satisfy our payment obligations. If we need to raise additional funds in the future, such funds may not be available when needed, on acceptable terms, or at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences, and privileges senior to those of our existing stockholders. If we cannot raise funds on acceptable terms, or at all, we may not be able to continue to develop and implement our platform and product line, develop or enhance our other products and services, successfully execute our business plan or any or all of our strategic initiatives, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements.

We have experienced significant losses, and we may incur significant losses in the future.

We have a history of significant losses, including net losses of $259,000 and $1,077,000 for the years ended December 31, 2018 and 2017, respectively, and have an accumulated deficit of $129,394,000 as of December 31, 2018. We may also incur future operating and net losses, due in part to expenditures required to continue to implement our business strategies, including the continued development and implementation of our technology platform and product line. Despite significant expenditures, we may not achieve or maintain profitability. Even if we achieve profitability, the level of profitability cannot be predicted and may vary significantly from quarter to quarter and year to year. See also “—Risks Relating to the Market for Our Common Stock—If we are again determined to be non-compliant with any of the NYSE American continued listing standards within twelve months of December 14, 2018, depending on the nature of such non-compliance, NYSE Regulation may truncate the compliance procedures available to us or immediately initiate delisting proceedings,” below.

We may not compete effectively within the highly competitive and evolving interactive games, entertainment and marketing services industries.

We face intense competition in the markets in which we operate. We face significant competition for entertainment and marketing services in hospitality venues from other companies offering similar content and services. Our services also compete with games, apps and other forms of entertainment offerings available directly to consumers on their smart phones and tablets. See “ITEM 1. Business—Competition,” above. Some of our current and potential competitors enjoy substantial competitive advantages, including greater financial resources for competitive activities, such as content development and programming, research and development, strategic acquisitions, alliances, joint ventures, and sales and marketing. As a result, our current and potential competitors may respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or consumer preferences.

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

We may not succeed in developing and marketing new products and services that respond to technological and competitive developments, changing customer needs, and consumer preferences. We may have to incur substantial costs to modify or adapt our products or services to respond to these developments, customer needs, and changing preferences. We must be able to incorporate new technologies into the products we design and develop to address the increasingly complex and varied needs of our customer base. Any significant delay or failure in developing new or enhanced technology, including new product and service offerings, could result in a loss of actual or potential market share and a decrease in revenues.

If we fail to comply with our financial covenants to Avidbank, it may declare a default, which could lead to all payment obligations becoming immediately due and payable and have a material adverse effect on our financial condition and business.

We must comply with financial covenants our loan and security agreement with Avidbank: our EBITDA must be at least $1,000,000 for the trailing six-month period as of the last day of each fiscal quarter, and the aggregate amount of unrestricted cash we have in deposit accounts or securities accounts maintained with Avidbank must be not less than $2,000,000 at all times. See “PART II—ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” below.

As of December 31, 2018, we were in compliance with these covenants. However, there can be no assurance we will be in compliance with these covenants in the future, including due to events or conditions outside of our control. For example, fluctuations in our operating results, such as what may result if we don’t extend the Buffalo Wild Wings relationship beyond November 2019 or add network subscribers to sufficiently offset the subscription revenue we receive and have received in recent years from Buffalo Wild Wings corporate-owned restaurants and its franchisees, could result in violation of the adjusted EBITDA covenant. See “We receive a significant portion of our revenues from Buffalo Wild Wings corporate-owned restaurants and its franchisees, and, absent an extension, our relationship will terminate in November 2019,” above.

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

We cannot assure you that our exploration of strategic alternatives will result in us pursuing a transaction or that any such transaction would be successfully completed, and there may be negative impacts on our business and stock price as a result of the process of exploring strategic alternatives.

On December 7, 2018, we announced that our board of directors is exploring and evaluating strategic alternatives focused on maximizing shareholder value, and that we engaged a financial advisor to assist in the process. The strategic process is ongoing. Our board of directors has not set a timetable for the strategic process nor has it made any decisions relating to any strategic alternatives at this time. These alternatives could include, among other things, a potential acquisition of our company or our assets, a transaction with a strategic partner involving one or more of our assets, or continuing to execute on our business plan. No assurance can be given as to the outcome of the process, including whether the process will result in a transaction or that any transaction that is agreed to will be completed. Whether the process will result in a transaction, and our ability to complete a transaction, if our board of directors decides to pursue one, will depend on numerous factors, some of which are beyond our control, including the interest of potential acquirers or strategic partners in a potential transaction with our company, the value potential acquirers or strategic partners attribute to our business and its prospects, including in light of the potential end of our relationship with Buffalo Wild Wings corporate-owned restaurants and its franchisees, market conditions, and industry trends. Our stock price may be adversely affected if the process does not result in a transaction or if a transaction is not completed. Even if a transaction is completed, there can be no assurance that it will be successful or have a positive effect on shareholder value. Our board of directors may also determine that no transaction is in the best interest of our stockholders.

In addition, our financial results and operations may be adversely affected by the strategic process and by the uncertainty regarding its outcome. We have diverted the attention of management and our board of directors from our business operations to the process and have applied capital resources to the process that otherwise could have been used in our business operations, and we will continue to do so until the process is completed. We could incur substantial expenses associated with identifying and evaluating potential strategic alternatives, including those related to employee retention payments, equity compensation, severance pay and legal, accounting and financial advisory fees. In addition, the process could lead us to lose or fail to attract, retain and motivate key employees, and to lose or fail to attract customers or business partners, and could expose us to litigation in connection with the process or any resulting transaction. The public announcement of a strategic alternative may also yield a negative impact on operating results if prospective or existing service providers are reluctant to commit to new or renewal contracts or if existing customers decide to move their business to a competitor.

Further, we do not intend to disclose developments or provide updates on the progress or status of the strategic process until our board of directors deems further disclosure is appropriate or required. Accordingly, speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of our company could cause our stock price to fluctuate significantly.

A disruption in the supply of equipment could negatively impact our subscriptions and revenue.

During the fourth quarter of 2016, we began having an unaffiliated third party manufacture an Android-based tablet customized to our specifications. This third-party manufacturer also manufactures our tablet equipment—tablet charging trays and tablet cases. We have no alternative manufacturing source for our customized tablet or tablet equipment or alternatives for the tablet equipment.

If our sole manufacturer is delayed in delivering tablets to us, becomes unavailable, has product quality issues, or shortages occur, besides not realizing the benefits of having a tablet manufactured to our specifications, we would need to return to the historical third-party tablets or find an alternative device. Similarly, if our sole manufacturer is delayed in delivering the tablet equipment to us, becomes unavailable, has product quality issues, or shortages occur, we may not timely obtain replacement tablet equipment. Delays, unavailability of the tablet or tablet equipment, product quality issues and shortages could damage our reputation and customer loyalty, cause subscription cancellations, increase our expense and reduce our revenue. See also “Our business could be adversely impacted if the sole manufacturer of our customized tablet and tablet equipment is not able to meet our manufacturing quality standards,” below.

If our sole manufacturer and/or suppliers were to go out of business or otherwise become unable to meet our needs for reliable equipment, locating and qualifying alternate sources could take months, during which time our production could be delayed, and may, in some cases, require us to redesign our products and systems. Such delays and potentially costly re-sourcing and redesign could have a material adverse effect on our business, operating results, and financial condition.

Our business could be adversely impacted if the sole manufacturer of our customized tablet and tablet equipment cannot meet our manufacturing quality standards.

As discussed above, one unaffiliated third-party manufactures our customized tablet and tablet equipment. Continued improvement in supply-chain management and in manufacturing of our customized tablet and tablet equipment and manufacturing quality and product testing are important to our business. Flaws in the design and manufacturing of our customized tablet or tablet equipment or both (by us or our supplier) could result in substantial delays in shipment and in substantial repair, replacement or service costs, could damage our reputation and customer loyalty, could cause subscription cancellations, and could increase our expense and reduce our revenue. Costs associated with tablet or tablet equipment defects due to, for example, problems in our design and manufacturing processes, could include: (a) writing off the value of inventory; (b) disposing of items that cannot be fixed; (c) recalling items that have been shipped; and (d) providing replacements or modifications. These costs could be significant and may increase expenses and lower gross margin. There can be no assurance that our efforts to monitor, develop, modify and implement appropriate test and manufacturing processes for our tablet and related equipment will be sufficient to permit us to avoid quality issues. Significant quality issues could have a material adverse effect on our business, results of operations or financial condition.

If we do not adequately protect our proprietary rights and intellectual property or we are subjected to intellectual property claims by others, our business could be seriously damaged.

We rely on a combination of trademarks, copyrights, patents, and trade secret laws to protect our proprietary rights in our products. We have a few patents and patent applications pending in jurisdictions related to our business activities. Our pending patent applications and any future applications might not be approved. Moreover, our patents might not provide us with competitive advantages. Third parties might challenge our patents or trademarks or attempt to use infringing technologies or brands which could harm our ability to compete and reduce our revenues, as well as create significant litigation expense. In addition, patents and trademarks held by third parties might have an adverse effect on our ability to do business and could likewise result in significant litigation expense. Furthermore, third parties might independently develop similar products, duplicate our products or, to the extent patents are issued to us, design around those patents. Others may have filed and, in the future may file, patent applications that are similar or identical to ours. Such third-party patent applications might have priority over our patent applications. To determine the priority of inventions, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office. Such interference proceedings could result in substantial cost to us.

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

We may not grow our subscription revenue and successfully implement our other business strategies.

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

Our success also depends on our ability to implement our other business strategies, which include developing our tablet platform that allows for consumer play across the digital platform, developing more premium content that allow us to grow the revenue stream directly from consumers, developing dynamic menuing and point-of-sale, or POS, integration competency, and growing our marketing services and sponsorship revenues. Implementing these strategies will require us to dedicate significant resources to, among other things, fully developing and implementing our tablet platform and product line, expanding our other product offerings, customizing our products and services to meet the unique needs of select accounts, and expanding and improving our marketing services and promotional efforts. We may not successfully implement these strategies as planned.

Our products and services are subject to government regulations that may restrict our operations or cause demand for our products to decline significantly.

In addition to laws and regulations applicable to businesses generally, we are also subject to laws and regulations that apply specifically to the interactive entertainment and product marketing industries. In addition, we operate games of chance and skill, and we award nominal cash prizes to winners of certain games and may provide items of nominal value (e.g., key chains, etc.) to venues who may award such items to consumers. These games are regulated in many jurisdictions and the laws and regulations vary from jurisdiction to jurisdiction. See “ITEM 1. BUSINESS—Government Regulations.”

We may find it necessary to eliminate, modify, suspend, or cancel certain features of our offerings (including the games we offer) in certain jurisdictions based on the adoptions of new laws and regulations or changes in law or regulations or the enforcement thereof, which could result in additional development costs and/or the loss of customers and revenue.

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

Our business requires experienced programmers, creative designers, application developers, and sales and marketing personnel. Our success will depend on identifying, hiring, training, and retaining such experienced and knowledgeable professionals. We must recruit and retain talented professionals for our business to grow. There is significant competition for the individuals with the skills required to develop the products and perform the services we offer. We may not attract enough qualified individuals to sustain and grow our business, and we may not succeed in motivating and retaining the individuals we do attract. If we cannot attract, motivate, and retain qualified technical and sales and marketing professionals, our business, financial condition, and results of operations will suffer.

We have incurred significant net operating loss carryforwards that we will likely be unable to use.

At December 31, 2018, we had net operating loss (“NOL”) carryforwards of approximately $66,572,000 available for federal income tax purposes, which will continue expiring in 2019, and of approximately $36,044,000 available for state income tax purposes, which will continue expiring in 2019. We believe that our ability to utilize our NOL carryforwards may be substantially restricted by the passage of time and the limitations of Section 382 of the Internal Revenue Code, which apply when there are certain changes in ownership of a corporation. To the extent we begin to realize significant taxable income, these Section 382 limitations may result in our incurring federal income tax liability notwithstanding the existence of otherwise available NOL carryforwards. We performed a Section 382 analysis through December 31, 2018 to determine the impact of any changes in ownership. This analysis indicates that no ownership change occurred that would limit the use of the NOLs. We established a full valuation allowance for substantially all of our deferred tax assets, including the NOL carryforwards, since we do not believe we are likely to generate future taxable income to realize these assets.

We are subject to cybersecurity risks and incidents.

Our business involves transmitting payment information of our customers and certain personal information of consumers (such as their name, date of birth, and email address). In the future, we may store and transmit additional personal information of consumers, particularly as the services of the tablet platform become more advanced to include POS integration. While we have implemented measures designed to prevent security breaches and cyber incidents, any failure of these measures and/or any material security breaches, theft, misplaced or lost data, programming errors, employee errors and/or malfeasance could lead to the compromise of sensitive, confidential or personal data or information, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, system downtimes, and operational disruptions. In addition, a cyber-related attack could result in other negative consequences, including damage to our reputation or competitiveness, remediation or increased protection costs, litigation or regulatory action.

We could become subject to additional regulations and compliance requirements as we introduce features in direct payments from consumers.

In preparation for expanding features and functionality to our tablet platform that involve us accepting credit card and other forms of payments directly from consumers, we certified our compliance with Payment Card Industry (“PCI”) Data Security Standard v3.1 as a service provider, and will have to do so annually. Compliance with additional regulations and requirements may be difficult for us; thereby limiting our ability to grow the amount of revenue we receive directly from consumers. In addition to these additional regulations and requirements, if we fail to comply with the rules or requirements of any provider of a payment method we accept, if the volume of fraud in our transactions limits or terminates our rights to use payment methods we accept, or if a data breach occurs relating to our payment systems, we may, among other things, be subject to fines or higher transaction fees and may lose, or face restrictions placed upon, our ability to accept credit card and debit card payments from consumers.

Risks Relating to the Market for Our Common Stock

If we are again determined to be non-compliant with any of the NYSE American continued listing standards within twelve months of December 14, 2018, depending on the nature of such non-compliance, NYSE Regulation may truncate the compliance procedures available to us or immediately initiate delisting proceedings.

On December 14, 2018, as previously reported, we received a letter from NYSE Regulation Inc. notifying us that we have regained compliance with Section 1003(a)(iii) of the NYSE American Company Guide. As previously reported, NYSE Regulation previously notified us that we were not in compliance with Section 1003(a)(iii) because we reported stockholders’ equity of less than $6 million as of December 31, 2017 and had net losses in five of our most recent fiscal years ended December 31, 2017.

In accordance with Section 1009(h) of the Company Guide, if we are again determined to be below any of the NYSE American continued listing standards within twelve months of December 14, 2018, NYSE Regulation will examine the relationship between the two incidents of noncompliance and re-evaluate our method of financial recovery from the first incident. NYSE Regulation will then take appropriate action, which, depending on the circumstances, may include truncating the compliance procedures described in Section 1009 of the Company Guide or immediately initiating delisting proceedings.

We can give no assurances we can maintain the listing of our common stock on the NYSE American. Our common stock could be delisted because we fall below compliance with any NYSE American listing standards. In addition, we may determine to pursue business opportunities or grow our business at levels or on timelines that reduces our stockholders’ equity below the level required to maintain compliance with NYSE American continued listing standards. The delisting of our common stock for whatever reason could, among other things, substantially impair our ability to raise additional capital; result in losing institutional investor interest and fewer financing opportunities for us; and/or result in potential breaches of representations or covenants of our warrants or other agreements pursuant to which we made representations or covenants relating to our compliance with applicable listing requirements. Claims related to any such breaches, with or without merit, could result in costly litigation, significant liabilities and diversion of our management’s time and attention and could have a material adverse effect on our financial condition, business and results of operations. In addition, the delisting of our common stock for whatever reason may materially impair our stockholders’ ability to buy and sell shares of our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock.

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

The market price for our common stock historically has been highly volatile, and the market for our common stock has from time to time experienced significant price and volume fluctuations, based both on our operating performance and for reasons that appear to us unrelated to our operating performance. Our stock is also thinly traded, which can affect market volatility, which could significantly affect the market price of our common stock without regard to our operating performance. In addition, the market price of our common stock may fluctuate significantly in response to several factors, including:

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

As of December 31, 2018, there were approximately (1) 147,000 shares of common stock reserved for issuance upon the exercise of outstanding stock options at exercise prices ranging from $4.30 to $30.50 per share, (2) 61,000 shares of common stock reserved for issuance upon the settlement of outstanding restricted stock units, and (3) 156,000 shares of our Series A Preferred Stock outstanding which, based on their current conversion price, would convert into approximately 12,000 shares of common stock. Registration statements registering the shares of common stock underlying the outstanding options and restricted stock units are currently effective. Generally, the shares of common stock issuable upon conversion of the Series A Preferred Stock, which the holders may do at any time, may be sold under Rule 144 of the Securities Act of 1933. Accordingly, a significant number of shares of our common stock could be sold at any time. Depending upon market liquidity at the time our common stock is resold by the holders thereof, such resales could cause the trading price of our common stock to decline. In addition, the sale of a substantial number of shares of our common stock, or anticipation of such sales, could make it more difficult for us to obtain future financing. To the extent the trading price of our common stock at the time any of our outstanding options are exercised exceeds their exercise price or at the time any of our outstanding shares of Series A Preferred stock are converted exceeds their conversion price, such exercise or conversion will have a dilutive effect on our stockholders.

Raising additional capital may cause dilution to our existing stockholders and may restrict our operations.

We may raise additional capital at any time and may do so through one or more financing alternatives, including public or private sales of equity or debt securities directly to investors or through underwriters or placement agents. We have a shelf registration statement on file under which we could currently sell up to approximately $21.6 million worth of securities. See also “Our ability to raise capital may be limited by applicable laws and regulations,” below. Raising capital through the issuance of common stock (or securities convertible into or exchangeable or exercisable for shares of our common stock) may depress the market price of our stock and may substantially dilute our existing stockholders. In addition, our board of directors may issue preferred stock with rights, preferences and privileges senior to those of the holders of our common stock. Debt financings could involve covenants that restrict our operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens or make investments and may, among other things, preclude us from making distributions to stockholders (either by paying dividends or redeeming stock) and taking other actions beneficial to our stockholders. In addition, investors could impose more one-sided investment terms on companies that have or are perceived to have limited remaining funds or limited ability to raise additional funds. The lower our cash balance, the more difficult it is likely to be for us to raise additional capital on commercially reasonable terms, or at all.

Our ability to raise capital may be limited by applicable laws and regulations.

Over the past few years we have raised capital through the sale of our equity securities. The offerings we completed in April 2014, November 2016, March 2017, April 2017 and June 2018 were equity offerings conducted under the “shelf” registration statement on Form S-3. Using a shelf registration statement on Form S-3 to raise additional capital generally takes less time and is less expensive than other means, such as conducting an offering under a Form S-1 registration statement. However, our ability to raise capital using a shelf registration statement may be limited by, among other things, SEC rules and regulations. Under SEC rules and regulations, we must meet certain requirements to use a Form S-3 registration statement to raise capital without restriction as to the amount of the market value of securities sold thereunder. One such requirement is that we periodically evaluate the market value of our outstanding shares of common stock held by non-affiliates, or public float, and if, at an evaluation date, our public float is less than $75.0 million, then the aggregate market value of securities sold by us or on our behalf under the Form S-3 in any 12-month period is limited to an aggregate of one-third of our public float. Based on the closing price of our common stock on March 20, 2019, the highest closing price of our common stock within the past 60 days, our public float is approximately $7.8 million and therefore we are currently subject to the one-third of our public float limitation. Assuming our public float remains the same amount the next time we must evaluate it, we will only be able to sell up to approximately $1.0 million if we seek to use our shelf registration statement on or before June 29, 2019, and we will only be able to sell up to approximately $2.6 million if we seek to use our shelf registration statement after June 29, 2019, in each case, assuming we sell no securities using our shelf registration statement before then. If our ability to use our shelf registration statement for a primary offering of our securities is limited to one-third of our public float, we may conduct such an offering pursuant to an exemption from registration under the Securities Act or under a Form S-1 registration statement, and we would expect either alternative to increase the cost of raising additional capital relative to utilizing a Form S-3 registration statement.

In addition, under SEC rules and regulations, our common stock must be listed and registered on a national securities exchange in order to utilize a Form S-3 registration statement (i) for a primary offering, if our public float is not at least $75.0 million as of a date within 60 days prior to the date of filing the Form S-3 or a re-evaluation date, whichever is later, and (ii) to register the resale of our securities by persons other than us (i.e., a resale offering). While currently our common stock is listed on the NYSE American, there can be no assurance we can maintain such listing. See also our risk factor “Although we have regained compliance with the continued listing standards of the NYSE American with which we were previously not compliant, if we are again determined to be non-compliant with any of its continued listing standards within twelve months of December 14, 2018, depending on the nature of such non-compliance, NYSE Regulation may truncate the compliance procedures available to us or immediately initiate delisting proceedings” above.

Our ability to timely raise sufficient additional capital also may be limited by the NYSE American’s stockholder approval requirements for transactions involving the issuance of our common stock or securities convertible into our common stock. For instance, the NYSE American requires that we obtain stockholder approval of any transaction involving the sale, issuance or potential issuance by us of our common stock (or securities convertible into our common stock) at a price less than the greater of book or market value, which (together with sales by our officers, directors and principal stockholders) equals 20% or more of our then outstanding common stock, unless the transaction is considered a “public offering” by the NYSE American staff. In addition, certain prior sales by us may be aggregated with any offering we may propose in the future, further limiting the amount we could raise in any future offering not considered a public offering by the NYSE American staff and involves the sale, issuance or potential issuance by us of our common stock (or securities convertible into our common stock) at a price less than the greater of book or market value. The NYSE American also requires that we obtain stockholder approval if the issuance or potential issuance of additional shares will be considered by the NYSE American staff to result in a change of control of our company.

Obtaining stockholder approval is a costly and time-consuming process. If we must obtain stockholder approval for a potential transaction, we would expect to spend substantial additional money and resources. In addition, seeking stockholder approval would delay our receipt of otherwise available capital, which may materially and adversely affect our ability to execute our business strategy, and there is no guarantee our stockholders ultimately would approve a proposed transaction. A public offering under the NYSE American rules typically involves broadly announcing the proposed transaction, which often depresses the issuer’s stock price. Accordingly, the price at which we could sell our securities in a public offering may be less, and the dilution existing stockholders experience may in turn be greater, than if we were able to raise capital through other means.

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

Additionally, our certificate of incorporation and restated bylaws contain provisions that could delay or prevent a change of control of our company. Some provisions:

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

In addition, we are governed by Section 203 of the Delaware General Corporate Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These and other provisions in our certificate of incorporation, restated bylaws and Delaware law could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors, including delaying or impeding a merger, tender offer, or proxy contest involving our company. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

ITEM 1B. Unresolved Staff Comments

We do not have any unresolved comments issued by the SEC Staff.

ITEM 2. Properties

We lease approximately 16,000 square feet of office space in Carlsbad, California. The term of the lease is from December 2018 through April 2026, and we have the option to renew the lease for an additional five-year extension. We also lease approximately 7,500 square feet of warehouse space in Hilliard, Ohio. The term of this lease is from May 2013 through April 2019, and we anticipate extending this lease through April 2020. The facilities we lease are suitable for our current needs and are considered adequate to support expected growth.

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

Also from time to time, state and provincial tax agencies have made, and we anticipate will make, inquiries as to whether our service offerings are subject to taxation in their jurisdictions. Many states have expanded their interpretation of their sales and use tax statutes, which generally had the effect of increasing the scope of activities that may be subject to such statutes. We evaluate inquiries from state and provincial tax agencies on a case-by-case basis and have favorably resolved the majority of these inquiries in the past, though we can give no assurances as to our ability to favorably resolve such inquiries in the future. Any such inquiry could, if not resolved favorably to us, materially adversely affect our business, results of operations, or financial condition.

ITEM 4. Mine Safety Disclosures

Not Applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NYSE American under the symbol “NTN.”

On March 20, 2019, the closing price for our common stock as reported on the NYSE American was $3.95 and there were approximately 489 holders of record.

We have 156,000 shares of Series A Preferred Stock issued and outstanding. The Series A Preferred Stock provides for a cumulative annual dividend of 10 cents per share, payable in semi-annual installments in June and December. Dividends may be paid in cash or in shares of our common stock. In 2018, we paid approximately $16,000 in cash dividends to the holders of our Series A Preferred Stock. We expect to pay the dividends on our Series A Preferred Stock in accordance with its terms, though we may elect to pay the dividend in shares of our common stock in the future.

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

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the accompanying audited consolidated financial statements and notes, included in Item 8 of this report, to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. You should also see the section entitled “Forward-Looking Statements” at the beginning of this report. All dollar amounts in MD&A are rounded to the nearest thousand. Our MD&A is organized as follows:

●	Overview. This section provides a general description of our business.

●	Results of Operations. This section provides an analysis of our results of operations presented in the accompanying consolidated statements of operations by comparing the results for our two most recent completed fiscal years.

●	Liquidity and Capital Resources. This section provides an analysis of our historical cash flows, as well as our future capital requirements.

●	Off-Balance Sheet Arrangements. This section provides information related to any off-balance sheet arrangement we may have that would affect our consolidated finance statements.

●	Critical Accounting Policies and Estimates. This section provides a listing of our significant accounting policies, including any material changes in our critical accounting policies, estimates and judgments during the year ended December 31, 2018 from those described in the MD&A section of our Annual Report on Form 10-K for the year ended December 31, 2017.

●	Recent Accounting Pronouncements. This section provides information related to new or updated accounting guidance that may impact our consolidated financial statements.

Overview

We deliver interactive entertainment and innovative technology, including performance analytics and secure payment with Europay, MasterCard® and Visa® (EMV) chip card readers or with near-field communication (NFC) technology to accept Apple, Android and Samsung Pay. Our tablets and technology offer engaging solutions to establishments with guests who experience dwell time, such as in bars, restaurants, casinos and senior living centers. Casual dining venues subscribe to our customizable solution to differentiate themselves via competitive fun by offering guests trivia, card, sports and arcade games, customized menus and self-service dining features. Our platform improves operating efficiencies, creates connections among the players and venues, and amplifies guests’ positive experiences.

Results of Operations

Year Ended December 31, 2018 compared to the Year Ended December 31, 2017

We generated a net loss of $259,000 for the year ended December 31, 2018, compared to net loss of $1,077,000 for the year ended December 31, 2017.

Revenue

We generate revenue by charging subscription fees for our service to network subscribers, by leasing our tablet platform equipment to certain network subscribers, by selling our tablet platform equipment, by hosting live trivia events, by selling advertising aired on in-venue screens and as part of customized games, by licensing our content for use with third-party equipment, from providing professional services (such as developing certain functionality within our platform for customers), and from pay-to-play arcade games. The table below summarizes the type of revenue we generated for the years ended December 31, 2018 and 2017:

	Years ended December 31,
	2018		2017
	$	% of Total Revenue	$	% of Total Revenue	Change $	% Change
Subscription revenue	16,031,000	68.7%	16,949,000	79.7%	(918,000)	(5.4)%
Hardware revenue	3,589,000	15.4%	770,000	3.6%	2,819,000	366.1%
Other revenue	3,715,000	15.9%	3,555,000	16.7%	160,000	4.5%
Total	23,335,000	100.0%	21,274,000	100.0%	2,061,000	9.7%

Subscription Revenue

The decrease in subscription revenue during 2018 was primarily due to lower average site count and lower average revenue per site when compared to 2017. In October 2018, Buffalo Wild Wings informed us that it determined not to rollout our order, payment and guest insights functionality and that its relationship with us would continue in accordance with existing agreements we entered into in the ordinary course of business, and which terminate in accordance with their terms in November 2019. If we do not extend the Buffalo Wild Wings relationship beyond November 2019 or add network subscribers to sufficiently offset the subscription revenue we receive and have received in recent years from Buffalo Wild Wings corporate-owned restaurants and its franchisees, we expect our subscription revenue to materially decrease beginning in the first quarter of 2020, which is the first full quarter after our existing agreements with Buffalo Wild Wings corporate-owned restaurants and its franchisees terminate in accordance with their terms. See “ITEM 1A., Risk Factors—Risk Factors That May Affect Our Business—We receive a significant portion of our revenues from Buffalo Wild Wings corporate-owned restaurants and its franchisees, and, absent an extension, our relationship will terminate in November 2019.”

Hardware Revenue

Hardware revenue increased during 2018 primarily due to increased sales-type lease arrangements (which resulted in a corresponding decrease in deferred revenue) when compared to 2017, and due to sales of our tablets to a third-party using our tablets and operating system to deliver its services in local jails, which sales did not occur during 2017. We expect to continue to recognize hardware revenue under sales-type lease arrangements during the first quarter of 2019 (and we would recognize a corresponding decrease in deferred revenue), but we are uncertain if we will enter into sales-type lease arrangements thereafter. We expect the amount of hardware revenue under other equipment sale contracts to fluctuate quarter to quarter in correlation with customer contracts. We do not expect to enter into an equipment sale contract similar to the one we entered into with the third-party using our tablets and operating system to deliver its services in local jails every quarter or even annually.

Other Revenue

During the year ended December 31, 2018, other revenue increased due primarily to an increase in advertising and professional services when compared to the year ended December 31, 2017.

The table below provides a geographic breakdown of our site count as of the date indicated:

	Network Subscribers as of December 31,
	2018	2017
United States	2,499	2,590
Canada	140	140
Total	2,639	2,730

Direct Costs and Gross Margin

The following table compares the direct costs and gross margin for the years ended December 31, 2018 and 2017:

	For the years ended December 31,
	2018	2017	Change
Revenues	$23,335,000	$21,274,000	$2,061,000
Direct Costs	8,070,000	6,755,000	1,315,000
Gross Margin	$15,265,000	$14,519,000	$746,000

Gross Margin Percentage	65.4%	68.2%

The increase in direct costs for the year ended December 31, 2018 was primarily due to increased equipment expense of $1,384,000 related to higher sale-type lease revenue and equipment sales, and to increased depreciation expense of $465,000 for capitalized site equipment and software development programs. These increases were offset by decreased freight expense of $190,000, decreased direct wages of $128,000, decreased service provider fees of $111,000 and a decrease in other miscellaneous direct costs of $105,000 when compared to the year ended December 31, 2017.

Operating Expenses

	For the years ended December 31,
	2018	2017	Change
Selling, general and administrative	$14,486,000	$15,587,000	$(1,101,000)

Impairment of goodwill	$261,000	$-	$261,000

Depreciation and amortization (non-direct)	$315,000	$334,000	$(19,000)

Selling, General and Administrative Expenses

The decrease in selling, general and administrative expenses for the year ended December 31, 2018 was primarily due to decreased payroll and related expense of $1,176,000, decreased marketing expense of $101,000 and decreased operating supplies expenses of $56,000, offset by increased professional fees of $226,000, in each case, when compared to the year ended December 31, 2017.

Impairment of Goodwill

We have goodwill resulting from the excess of costs over the fair value of assets we acquired in 2003 related to our Canadian business (the “Reporting Unit”). Goodwill and intangible assets acquired in a purchase combination that are determined to have an indefinite useful life are not amortized, but instead are assessed annually for impairment based on qualitative factors, such as macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant events, to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the Reporting Unit is less than its carrying amount. If there are indications of impairment, then a quantitative impairment test is performed . During the year ended December 31, 2018, we determined that because of declines in revenue of the Reporting Unit, the decline in our stock price and other general market conditions, it was more likely than not that there were indications of impairment. Therefore, we performed the step-one quantitative assessment of our goodwill. We used three methods of determining the fair value of the Reporting Unit: the public company market method, the transaction market method and the income method. Each method was equally weighted to calculate the total fair value, and then we compared this fair value to the carrying value of the Reporting Unit, which resulted in the carrying value exceeding the fair value. Accordingly, we recognized goodwill impairment loss of $261,000 during the year ended December 31, 2018. There was no goodwill impairment recorded for the year ended December 31, 2017.

Depreciation and Amortization

The decrease in depreciation and amortization expense for the year ended December 31, 2018 compared to 2017 was primarily due to assets becoming fully depreciated or amortized sooner than we are replenishing them with new assets.

Other (Expense) Income, Net

	For the years ended December 31,		Increase in other expense,
	2018	2017	net
Interest expense, net	$(389,000)	$(498,000)
Other (expense) income, net	(137,000)	889,000
Total other (expense) income, net	$(526,000)	$391,000	$(917,000)

The increase in other expense, net, for the year ended December 31, 2018 was related to receiving a one-time payment from a supplier during 2017 related to a supply chain matter that was resolved in exchange for such payment and the absence of a similar payment during 2018. Additionally, during the year ended December 31, 2018, we recognized an increased loss on the sale of fixed assets of approximately $179,000 when compared to the year ended December 31, 2017. These increases in other expense, net, were offset by increased foreign currency transaction gains related to our Canadian business and by decreased interest expense due to lower debt balances during the year ended December 31, 2018 when compared to the year ended December 31, 2017.

Income Taxes

	For the years ended December 31,
	2018	2017
Benefit (provision) for income taxes	$64,000	$(66,000)

We expect to incur state income tax liability in 2018 related to our U.S. operations. We also expect to incur income tax liability in 2018 in Canada due to the profitability of our Canadian subsidiary. During the year ended December 31, 2018, an impairment to goodwill resulted in a deferred tax benefit under generally accepted accounting principles (or “GAAP”), which resulted in a net tax benefit in Canada.

At December 31, 2018, we had available NOL carryforwards of approximately $66,572,000 for federal income tax purposes, which will continue expiring in 2019. The NOL carryforwards for state purposes, which will continue expiring in 2019, are approximately $36,044,000. There can be no assurance that we will ever be able to realize the benefit of some or all of the federal and state loss carryforwards due to continued operating losses. Further, under Internal Revenue Code Section 382 and similar state provisions, ownership changes may limit the annual utilization of NOL carryforwards existing prior to a change in control that are available to offset future taxable income. Such limitations would reduce, potentially significantly, the gross deferred tax assets related to the NOL carryforwards. We performed a Section 382 analysis through December 31, 2018 to determine the impact of any changes in ownership. Based on this analysis, no ownership change occurred that would limit the use of the NOLs, provided we generate sufficient future earnings prior to the expiration of the NOLs and that future changes in ownership do not trigger a Section 382 limitation. We continue to disclose the NOL carryforwards at their original amount as no potential limitation has been quantified. We also established a full valuation allowance for substantially all deferred tax assets, including the NOL carryforwards, since we could not conclude that we are more likely than not able to generate future taxable income to realize these assets. In addition, we have approximately $152,000 of state tax credit tax carryforwards that expire in the years 2019 through 2026.

EBITDA—Consolidated Operations

Earnings before interest, taxes, depreciation and amortization, or EBITDA, is not intended to represent a measure of performance in accordance with GAAP. Nor should EBITDA be considered as an alternative to statements of cash flows as a measure of liquidity. We include EBITDA because we believe it is a measure of operating performance that financial analysts, lenders, investors and other interested parties find to be a useful tool for analyzing companies like us that carry significant levels of non-cash depreciation and amortization charges compared to their net income or loss calculation in accordance with GAAP.

The reconciliation of our consolidated net loss calculated in accordance with GAAP to EBITDA for the years ended December 31, 2018 and 2017 is shown in the table below. EBITDA should not be considered as substitutes for, or superior to, net loss calculated in accordance with GAAP.

	For the years ended December 31,
	2018	2017
Net loss per GAAP	$(259,000)	$(1,077,000)
Interest expense, net	389,000	498,000
Income tax (benefit) provision	(64,000)	66,000
Depreciation and amortization	2,764,000	2,317,000
EBITDA	$2,830,000	$1,804,000

Liquidity and Capital Resources

As of December 31, 2018, we had cash, cash equivalents and restricted cash of $2,786,000 compared to cash, cash equivalents and restricted cash of $3,378,000 as of December 31, 2017.

In September 2018, we entered into a loan and security agreement with Avidbank, under which we borrowed $4,000,000 in the form of a one-time 48-month term loan, all of which we used to pay-off the $4,050,000 of principal borrowed from East West Bank (“EWB”). We used our cash on hand to pay the remaining $50,000 we borrowed from EWB plus accrued and unpaid interest. The amended and restated loan and security agreement we entered into with EWB on November 29, 2017, as amended on March 12, 2018, terminated in connection with such payments.

As of December 31, 2018, $3,750,000 was outstanding under the Avidbank term loan, with $1,000,000 recorded in current portion of long-term debt and the remaining $2,750,000 recorded as long-term debt on our balance sheet. We recorded debt issuance costs of $23,000, which includes a $20,000 facility fee. The debt issuance costs are being amortized to interest expense using the effective interest rate method over the life of the loan. The unamortized balance of the debt issuance costs as of December 31, 2018 was $21,000 and is recorded as a reduction of long-term debt.

We must comply with these financial covenants under the loan and security agreement:

○	Our EBITDA (as defined in the loan and security agreement, which definition contains certain adjustments to the definition noted under “EBITDA-Consolidated Operations” above) must be at least $1,000,000 for the trailing six-month period as of the last day of each fiscal quarter. The loan and security agreement defines “EBITDA” as (a) net profit (or loss), after provision for taxes, plus (b) interest expense, plus (c) to the extent deducted in the calculation of net profit (or loss), depreciation expense and amortization expense, plus (d) income tax expense, plus (e) to the extent approved by Avidbank, other noncash expenses and charges, other onetime charges, and any losses arising from the sale, exchange, transfer or other disposition of assets not in the ordinary course of business

○	The aggregate amount of unrestricted cash we have in deposit accounts or securities accounts maintained with Avidbank must be not less than $2,000,000 at all times.

As of December 31, 2018, we were in compliance with both covenants.

Subject to customary exceptions, under the loan and security agreement, we are prohibited from borrowing additional indebtedness. We granted and pledged to Avidbank a first-priority security interest in all our existing and future personal property. We paid $20,000 to Avidbank as a facility fee upon entering into the loan and security agreement. If we prepay the Avidbank loan before September 28, 2019, we must pay a prepayment fee of 1.75% of the principal amount repaid, and if we prepay the loan on or after such date but before September 28, 2020, we must pay a prepayment fee of 1.00% of the principal amount prepaid. There is no prepayment fee if we prepay the loan on or after September 28, 2020.

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

In connection with preparing the financial statement as of and for the year ended December 31, 2018, we evaluated whether there are conditions and events, considered in the aggregate, that are known and reasonably knowable that would raise substantial doubt about our ability to continue as a going concern within twelve months after the date that such financial statements are issued. We believe we will have sufficient cash to meet our operating cash requirements and to fulfill our debt obligations for at least the next twelve months from the date that such financial statements are issued. To increase the likelihood that we will be able to successfully execute our operating and strategic plan and to better position the company take advantage of market opportunities for growth, we are continuing to evaluate additional financing alternatives, including additional equity financings and alternative sources of debt. If our cash and cash equivalents do not meet our future cash requirements, we may have to reduce planned capital expenses, reduce operational cash uses or raise capital on terms that are not as favorable to us as they otherwise might be. Any actions we may undertake to reduce planned capital purchases or reduce expenses might not cover shortfalls in available funds. If we require additional capital, we may not secure additional financing on terms acceptable to us, or at all.

Strategic Process

On December 7, 2018, we announced that our board of directors is exploring and evaluating strategic alternatives focused on maximizing shareholder value, including, among other things, a potential acquisition of our company or our assets, and that we engaged a financial advisor to assist in the process. The strategic process is ongoing. Our board of directors has not set a timetable for the strategic process nor has it made any decisions relating to any strategic alternatives at this time, and no assurance can be given as to the outcome of the process. We do not intend to disclose additional details regarding the strategic process unless and until further disclosure is appropriate or necessary. See also “PART I—ITEM 1A. Risk Factors—Risk Factors That May Affect Our Business—We cannot assure you that our exploration of strategic alternatives will result in us pursuing a transaction or that any such transaction would be successfully completed, and there may be negative impacts on our business and stock price as a result of the process of exploring strategic alternatives,” above.

Working Capital

As of December 31, 2018, we had working capital (current assets in excess of current liabilities) of $2,761,000 compared to negative working capital (current liabilities in excess of current assets) of $1,109,000 as of December 31, 2017. The following table shows our change in working capital from December 31, 2017 to December 31, 2018.

Increase (Decrease)
Working capital as of December 31, 2017	$(1,109,000)
Changes in current assets:
Cash and cash equivalents	(842,000)
Restricted cash	50,000
Accounts receivable, net of allowance	429,000
Site equipment to be installed	(2,327,000)
Prepaid expenses and other current assets	(163,000)
Net decrease in current assets	(2,853,000)
Changes in current liabilities:
Accounts payable	(119,000)
Accrued compensation	(74,000)
Accrued expenses	26,000
Sales taxes payable	(20,000)
Income taxes payable	(12,000)
Current portion of long-term debt	(4,059,000)
Current portion of obligations under capital leases	(131,000)
Deferred revenue	(2,193,000)
Deferred rent	(182,000)
Other current liabilities	41,000
Net decrease in current liabilities	(6,723,000)
Net increase in working capital	3,870,000
Working capital as of December 31, 2018	$2,761,000

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying consolidated statements of cash flows, are summarized as follows:

	For the years ended December 31,
	2018	2017	Change
Cash provided by (used in):
Operating activities	$1,365,000	$549,000	$816,000
Investing activities	(1,579,000)	(1,452,000)	(127,000)
Financing activities	(303,000)	(1,468,000)	1,165,000
Effect of exchange rates	(75,000)	63,000	(138,000)
Net decrease in cash, cash equivalents and restricted cash	$(592,000)	$(2,308,000)	$1,716,000

Net cash provided by operations. The increase in cash provided by operating activities was due to a decrease in net loss of $1,352,000, after giving effect to adjustments made for non-cash transactions, offset by an increase in cash used in operating assets and liabilities of $536,000 during 2018 compared to 2017.

Our largest use of cash is payroll and related costs. Cash used for payroll and related costs decreased $1,118,000 to $10,060,000 for 2018 from $11,178,000 for 2017, primarily due to reduced headcount.

Our primary source of cash is cash we generate from customers. Cash received from customers decreased $4,513,000 to $21,537,000 for 2018 from $26,050,000 for 2017. This decrease was primarily related to a one-time prepayment received from Buffalo Wild Wings in 2017 for equipment and services to be delivered in the future.

Net cash used in investing activities. The $127,000 increase in cash used in investing activities was primarily due to increased software development expenditures, offset by decreased capital expenditures and by proceeds received from the sale of certain assets.

Net cash used in financing activities. The $1,165,000 decrease in cash used in financing activities was primarily attributable to the following:

●	During 2018, we received $3,950,000 more in proceeds from long-term debt than we did during 2017;
●	During 2018, our payments on long-term debt increased by $2,335,000 compared to 2017; and
●	During 2018, we received $398,000 less in net proceeds from common stock offerings than we did during 2017.

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

Site Equipment to be Installed—Site equipment to be installed consist of fixed assets related to our tablet platform that have not yet been placed in service and are stated at cost. These assets remain in site equipment to be installed until installed at our customer sites. For tablet platform customers that are under sales-type lease arrangements, the cost of the equipment is recognized in direct costs upon installation. For all other tablet platform customers, the cost of the equipment is reclassified to fixed assets upon installation and depreciated over its useful life. We evaluate the recoverability of site equipment to be installed for impairment whenever events or circumstances indicate that the carrying amounts of such assets may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset or asset group to estimated undiscounted future net cash flows expected to be generated. If the carrying amount of the asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. We have determined that there were no indications of impairment for either of the years ended December 31, 2018 and 2017.

Fixed Assets—Fixed assets are recorded at cost. Equipment under capital leases is recorded at the present value of future minimum lease payments. We evaluate the recoverability of our fixed assets for impairment whenever events or circumstances indicate that the carrying amounts of such assets may not be recoverable. If the carrying amount of the asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. We have determined that there were no indications of impairment for either of the years ended December 31, 2018 and 2017.

Depreciation of fixed assets is computed using the straight-line method over the estimated useful lives of the assets. Depreciation of leasehold improvements and fixed assets under capital leases is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the lease period.

We incur a relatively significant level of depreciation expense in relation to our operating income. The amount of depreciation expense in any fiscal year is largely related to the equipment located at our customers’ sites that are not under sales-type lease arrangements. Such equipment includes our Classic Playmaker, our tablet platform, other associated electronics and the computers located at our customer’s sites (collectively, “Site Equipment”). The components within Site Equipment are depreciated over one to three years based on the shorter of the contractual capital lease period or the estimated useful life, which considers anticipated technology changes. Machinery and equipment is depreciated over three to five years, furniture and fixtures is depreciated over five to seven years and our vehicle is depreciated over five years. If our fixed assets turn out to have longer lives, on average, than estimated, then our depreciation expense would be significantly reduced in those future periods. Conversely, if the fixed assets turn out to have shorter lives, on average, than estimated, then our depreciation expense would be significantly increased in those future periods. We reviewed the estimated useful lives for each of our asset groups as of December 31, 2018 and determined that the useful life of certain of our tablets and tablet cases decreased from two and three years to one year. We based this determination on our expectation of the usefulness of these assets in the marketplace. As a result, we expect depreciation expense for assets currently depreciating to increase by approximately $160,000 during the year ended December 31, 2019.

Goodwill and Other Intangible Assets—Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase combination determined to have an indefinite useful life are not amortized, but instead are assessed annually for impairment based on qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Such qualitative factors include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant events. If after assessing the totality of events or circumstances we determine it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then we must perform the step one quantitative impairment test outlined in ASC No. 350. (See Recent Accounting Pronouncements for more information on the early adoption of Accounting Standards Update (“ASU”) 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.)

We have goodwill resulting from the excess of costs over the fair value of assets we acquired in 2003 related to our Canadian business (the “Reporting Unit”). During the year ended December 31, 2018, we determined that because of declines in revenue of the Reporting Unit, the decline in our stock price and other general market conditions, it was more likely than not that there were indications of impairment. Therefore, we performed the step one impairment test of our goodwill. We used three methods of determining the fair value of the Reporting Unit: the public company market method, the transaction market method and the income method. Each method was equally weighted to calculate the total fair value, and then we compared this fair value to the carrying value of the Reporting Unit, which resulted in the carrying value exceeding the fair value. Accordingly, we recognized a goodwill impairment loss of approximately $261,000 during the year ended December 31, 2018. There was no goodwill impairment recorded for the year ended December 31, 2017.

ASC No. 350 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with ASC No. 360, Property, Plant and Equipment. In accordance with ASC No. 360, we assess potential impairments of our long-lived assets whenever events or changes in circumstances indicate the asset’s carrying value may not be recoverable. An impairment loss would be recognized when the carrying amount of a long-lived asset or asset group is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. We performed our annual reviews as of December 31, 2018 and 2017 of our other intangible assets and determined that there were no indications of impairment for either period.

Revenue Recognition— On January 1, 2018, we adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) and its amendments. We adopted the new standard using the full retrospective approach.

Topic 606 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized:

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

We determined that the timing and amount of revenue recognized based on Topic 606 is consistent with our revenue recognition policy under previous guidance, and accordingly, there was no transition adoption adjustment necessary upon the adoption of the Topic 606 guidance.

We generate revenue by charging subscription fees for our service to network subscribers, by leasing tablet platform equipment to certain network subscribers, by selling tablet platform equipment, by hosting live trivia events, by selling advertising aired on in-venue screens and as part of customized games, by licensing our content for use with third-party equipment, from providing professional services (such as developing certain functionality within our platform for customers), and from pay-to-play arcade games.

In general, when multiple performance obligations are present in a customer contract, the transaction price is allocated to the individual performance obligation based on the relative stand-alone selling prices, and the revenue is recognized when or as each performance obligation has been satisfied. Discounts are treated as a reduction to the overall transaction price and allocated to the performance obligations based on the stand-alone selling prices. All revenues are recognized net of sales tax collected from the customer. The following describes how we recognize our revenue streams under Topic 606.

Subscription Revenue - We recognize our recurring subscription fees over time as customers receive and consume the benefits of such services, which includes our content, our equipment to access the content and the installation of the equipment. In general, customers pay for the subscription services during the month in which they receive the services. Due to the timing of providing the services and receiving payment for the services, we do not record any unbilled contract asset. Occasionally, a customer will prepay for up to one year of subscription services, in which case, we will record deferred revenue on the balance sheet related to such prepayment and will recognize the revenue over the time the customer receives the subscription services. Revenue from installation services is also recorded as deferred revenue and recognized over the longer of the contract term and the expected term of the customer relationship using the straight line method. We have certain contingent performance obligations with respect to repairing or replacing equipment and would recognize any such revenue at the point in time we perform such services.

Costs associated with installing the equipment are considered direct costs. Costs associated with sales commissions are considered incremental costs for fulfilling the contract because such costs would not have been incurred without obtaining the contract. We expect to recover both costs through future fees we collect and both costs are recorded in deferred costs on the balance sheet and amortized on a straight-line basis. For costs that are of an amount that is less than or equal to the deferred revenue for the related contract, the amortization period approximates the longer of the contract term and the expected term of the customer relationship. For any excess costs that exceed the deferred revenue, the amortization period of the excess cost is the initial term of the contract, which is generally one year because we can still recover that excess cost in the initial term of the contract.

Sales-type Lease Revenue – For certain customers that lease equipment under sale-type lease arrangements, we recognize revenue in accordance with Accounting Standards Codification (“ASC”) No. 840, Leases. Such revenue is recognized at the time of installation based on the net present value of the leased equipment. Interest income is recognized over the life of the lease for customers who have remaining lease payments to make. In the event a customer under a sales-type lease arrangement prepays for the lease in full prior to receiving the equipment under the lease, such amounts are recorded in deferred revenue and recognized as revenue once the equipment has been installed and activated at the customer’s location. The cost of the leased equipment is recognized at the same time as the revenue. Effective January 1, 2019, we adopted ASC No. 842, Leases. The adoption will not impact the way in which we recognize revenue for sales-type lease arrangements. See Recent Accounting Pronouncements below for more information on ASC No. 842.

Equipment Sales – We recognize revenue from equipment sales at a point in time, which is when control has been transferred to the customer, the customer holds legal title and the customer has significant risks and rewards of ownership. Generally, we have determined that any customer acceptance provisions of the equipment is a formality, as we have historically demonstrated the ability to produce and deliver similar equipment. If we sell equipment with unique specifications, then customer control of the equipment will occur upon customer acceptance as defined in the contract, and revenue will be recognized at that time. Costs associated with the equipment sold is recognized at the same point in time as the revenue.

Live Hosted Trivia Revenue – We recognize our live-hosted trivia revenue at a point in time, which is when the event takes place. Some customers host their own trivia events and we provide the game materials. In these cases, we recognize the revenue at the point in time we send the game materials to the customer. We recognize related costs at the same point in time we recognize the revenue. Generally, there is no unbilled revenue or deferred revenue associated with live hosted trivia events.

Advertising Revenue – We recognize advertising revenue over the time the advertising campaign airs in our customers’ locations. We use the time elapsed output method to measure our progress toward satisfying the performance obligation. When we contract with an advertising agent, we share in the advertising revenue generated with that agent. In these cases, we generally recognize revenue on a net basis, as the agent typically has the responsibility for the relationship with the advertiser and the credit risk. When we contract directly with the advertiser, we will recognize the revenue on a gross basis and will recognize any revenue share arrangement we have with a third party as a direct expense, as we have the responsibility for the relationship with the advertiser and the credit risk. Generally, there is no unbilled revenue or deferred revenue associated with our advertising activities.

Pay-to-Play Revenue – We recognize revenue generated from our customers’ patrons who access our premium games on the tablets. This revenue is recognized at a point in time based on usage-based royalty revenue guidance. We generally share the revenue with the customer whose patrons generated the revenue. In cases where we determine we are the principal and the customer is the agent, we recognize the revenue on a gross basis, with the amount of revenue shared with the customer as a direct expense. In cases where we determine we are the agent and the principal is the customer, we recognize the revenue on a net basis. Costs associated with procuring the game license or developing the games are recognized over the life of the license or expected life of the developed game. Generally, there is no unbilled revenue or deferred revenue associated with our pay-to-play games.

Content Licensing – We license content (trivia packages) to a certain customer, who in turn installs the content on its equipment that it sells to its customers. The content license is characterized as a “right to use intellectual property as it exists at the point in time at which the license is granted,” meaning we are not expected to undertake activities that affect the intellectual property or any such activities would not affect the intellectual property the customer is using. The content license is considered to be on consignment, and we retain title of the licensed content throughout the license period. Our customer has no obligation to pay for the licensed content until the customer sells and installs the content to its customer. Accordingly, we recognize revenue at the point in time when such installation occurs. We recognize costs related to developing the content during the period incurred.

Professional Development Revenue – Depending on the type of development work we are performing, we will recognize revenue, and associated costs, at the point in time when we satisfy each performance obligation, which is generally when the customer can direct the use of, and obtain substantially all of the remaining benefits of the goods or service provided. For services provided over time, the corresponding revenue is generally recognized over the time we provide such services. Any payments received before satisfying the performance obligations are recorded as deferred revenue and recognized as revenue when or as such obligations are satisfied. We do not have unbilled revenue assets associated with professional development services.

Geographic Breakdown of Revenue – Geographic breakdown of our revenue for the last two fiscal years were as follows:

	For the years ended December 31,
	2018	2017
United States	$22,653,000	$20,570,000
Canada	682,000	704,000
Total revenue	$23,335,000	$21,274,000

Contract Assets and Liabilities – We enter into contracts and may recognized contract assets and liabilities that arise from these contracts. We recognize revenue and corresponding cash for our customers who auto pay via their bank account or credit card, or we recognize a corresponding accounts receivable for customers who we invoice. We may receive consideration from customers, per the terms of the contract, prior to transferring goods or services to the customer. In such instances, we record a contract liability and recognize the contract liability as revenue when all revenue recognition criteria are met. The table below shows the balance of contract liabilities as of December 31, 2018 and 2017, including the change between the periods.

Deferred Revenue
Balance at January 1, 2018	$3,627,000
New performance obligations	1,921,000
Recognition of revenue as a result of satisfying performance obligations	(4,147,000)
Balance at December 31, 2018	1,401,000
Less non-current portion	(30,000)
Current portion at December 31, 2018	$1,371,000

We do not generally recognize revenue in advance of when the contract gives us the right to invoice a customer, and therefore we did not recognize any related contract assets as of December 31, 2018.

Research and Development— Research and development costs, which include the cost of equipment we are evaluating for future integration or use in our tablet platform, are expensed as incurred. For the years ended December 31, 2018 and 2017, research and developments costs totaled $72,000 and $139,000, respectively, and are included in selling, general and administrative expense.

Software Development Costs—We capitalize costs related to the development of certain software products in accordance with ASC No. 350. Amortization of costs related to interactive programs is recognized on a straight-line basis over the programs’ estimated useful lives, generally two to three years. Amortization expense relating to capitalized software development costs totaled $382,000 and $230,000 for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, approximately $1,296,000 and $784,000, respectively, of capitalized software costs were not subject to amortization as the development of various software projects was not complete.

We performed our annual review of software development projects for the years ended December 31, 2018 and 2017, and determined to abandon various software development projects that we concluded were no longer a current strategic fit or for which we determined that the marketability of the content had decreased due to obtaining additional information regarding the specific industry for which the content was intended. As a result, we recognized an impairment of $23,000 and $5,000 for the years ended December 31, 2018 and 2017, respectively, which was recorded in selling, general and administrative expenses on our consolidated statements of operations.

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

The following weighted average assumptions were used for grants issued during 2018 and 2017 under the ASC No. 718 requirements:

	2018	2017
Weighted average risk-free rate	2.87%	1.97%
Weighted average volatility	113.20%	113.57%
Dividend yield	0.00%	0.00%
Expected term	7.06 years	7.19 years

We estimate forfeitures, based on our historical activity, at the time of grant and revise if necessary in subsequent periods if actual forfeiture rates differ from those estimates. Stock-based compensation expense for employees for the years ended December 31, 2018 and 2017 was $443,000 and $457,000, respectively, and is included in selling, general and administrative expenses based upon the departments to which substantially all of the associated employees report and credited to additional paid-in-capital.

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

Recent Accounting Pronouncements

In November 2018, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2018-18, Collaborative Arrangements (Topic 821). This ASU requires certain transactions between participants in a collaborative arrangement to be accounted for as revenue under the new revenue standard when the participant is a customer. The standard is effective for fiscal years beginning after December 15, 2019 (which will be January 1, 2020 for us). We do not expect that the adoption of this standard will have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for fiscal years beginning after December 15, 2019 (which will be January 1, 2020 for us) and can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Early adoption is permitted for us at any time. We do not expect that the adoption of this ASU will have a significant impact on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies certain disclosure requirements on fair value measurements. The standard is effective for fiscal years beginning after December 15, 2019 (which will be January 1, 2020 for us). We do not expect that the adoption of this standard will have a material impact on our consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07 (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees and is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. The standard is effective for fiscal years beginning after December 15, 2018 (which was January 1, 2019 for us), including interim reporting periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. We do not expect that the adoption of this standard will have a significant impact on our consolidated financial statements.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740) – Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. This standard incorporates SEC Staff Accounting Bulletin No. 118 (“SAB 118”), which addresses the accounting implications of the major tax reform legislation, Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act (the “2017 Tax Act”), enacted on December 22, 2017. SAB 118 allows a company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date and was effective upon issuance. The adoption of this standard did not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU No 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This standard eliminates the second step of the two-step impairment test and only requires a one-step quantitative impairment test, whereby the goodwill impairment loss is measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). An entity still has the option to perform the qualitative assessment for an entity to determine if the quantitative impairment test is necessary. This standard is effective on a prospective basis for fiscal years beginning after December 15, 2019, but can be adopted early for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We adopted ASU No. 2017-04 during the year ended December 31, 2018 when we completed the step-one impairment test on our goodwill related to its Canadian business, resulting in a goodwill impairment loss of $261,000. We determined that adopting ASU No. 2017-04 early was preferable because it eliminated the second step of the two-step impairment test.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842); in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements; and in December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842) – Narrow-Scope Improvements for Lessors, (collectively “Topic 842”). Topic 842 primarily requires lessees to recognize at the lease commencement date a lease liability, which is the lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Topic 842 is effective for fiscal periods beginning after December 15, 2018 (which was January 1, 2019 for us), including interim periods within those fiscal years. Lessees and lessors must either (i) apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements or (ii) recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Applying a full retrospective transition approach is not allowed. We have elected to use the cumulative-effect transition method upon adoption.

Topic 842 also allows lessees and lessors to elect certain practical expedients. We expect to elect the following practical expedients:

●	Transitional practical expedients, which must be elected as a package and applied consistently to all of our leases:

	○	We need not reassess whether any expired or existing contracts are or contain leases.
	○	We need not reassess the lease classification for any expired or existing leases (that is, all existing leases that were classified as operating leases in accordance with the previous guidance will be classified as operating leases, and all existing leases that were classified as capital leases in accordance with the previous guidance will be classified as finance leases).
	○	We need not reassess initial direct costs for any existing leases.

●	Hindsight practical expedient. We expect to elect the hindsight practical expedient in determining the lease term (that is, when considering lessee options to extend or terminate the lease and to purchase the underlying asset) and in assessing impairment of our right-of-use assets. We may elect this practical expedient separately or with the “practical expedient package,” and we must apply it consistently to all of our leases.

Upon adoption of Topic 842, we expect to recognize on our consolidated balance sheet as of January 1, 2019 approximately $3.5 million of operating lease liabilities, and approximately $2.3 million of corresponding operating right-of use assets, net of tenant improvement allowances. We will also show the initial recognition of the leases as a supplemental noncash financing activity on the statement of cash flows and the amortization of the noncash lease expense in operating activities . We do not anticipate that the adoption of Topic 842 will have a material impact on our consolidated statement of operations.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018. According to the guidelines established by Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, one or more material weaknesses renders a company’s internal control over financial reporting ineffective. Based on this evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

ITEM 9B. Other Information

Not Applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be set forth under the headings “PROPOSAL 1: ELECTION OF DIRECTORS,” “BOARD OF DIRECTORS AND CORPORATE GOVERNANCE,” “EXECUTIVE OFFICERS,” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in our definitive proxy statement relating to our 2019 annual meeting of stockholders (the “Proxy Statement”), which we expect to filed no later than 120 days after the end of our fiscal year ended December 31, 2018, and is incorporated in this report by reference.

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

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as a part of this report:

(1) Consolidated Financial Statements. The consolidated financial statements of the Company and its consolidated subsidiaries are set forth in the “Index to Consolidated Financial Statements” on page F-1.

(2) Financial Statement Schedules. None

(3) Exhibits.

Exhibit	Description	Filed or Furnished Herewith	Incorporated By Reference From the Document Indicated Previously Filed by the Registrant
3.1(a)	Restated Certificate of Incorporation.		Exhibit to Form 10-Q filed on August 14, 2013
3.1(b)	Certificate of Amendment to the Restated Certificate of Incorporation (reverse/forward split).		Exhibit to Form 8-K filed on June 17, 2016
3.1(c)	Certificate of Decrease of the Series A Convertible Preferred Stock.		Exhibit to Form 8-K filed on April 12, 2017
3.1(d)	Certificate of Amendment to the Restated Certificate of Incorporation (decrease in authorized capital stock).		Exhibit to Form 8-K filed on June 9, 2017
3.2	Bylaws (as amended and restated and further amended through December 6, 2018).		Exhibit to Form 8-K filed on December 7, 2018
4.1	Form of Certificate of Common Stock of NTN Buzztime, Inc.		Exhibit to Form 8-K filed on June 17, 2016
10.1(a)*	Amended 2010 Performance Incentive Plan.		Exhibit to Definitive Proxy Statement on Schedule 14A filed on April 24, 2015
10.1(b)*	Form of Incentive Stock Option Agreement under the Amended 2010 Performance Incentive Plan.		Exhibit to Form 10-Q filed on May 14, 2010
10.1(c)*	Form of Nonstatutory Stock Option Agreement under the Amended 2010 Performance Incentive Plan.		Exhibit to Form 10-Q filed on May 14, 2010
10.1(d)*	Form of Stock Unit Agreement under the Amended 2010 Performance Incentive Plan.		Exhibit to Form 10-Q filed on November 9, 2012
10.1(e)*	Form of Restricted Stock Grant Agreement under the Amended 2010 Performance Incentive Plan.		Exhibit to Form 10-K filed on March 29, 2013
10.2(a)*	NTN Buzztime, Inc. 2014 Inducement Plan.		Exhibit to Form 10-Q filed on November 7, 2014
10.2(b)*	Form of Nonstatutory Stock Option Agreement under the NTN Buzztime, Inc. 2014 Inducement Plan.		Exhibit to Form 10-Q filed on November 7, 2014
10.3(a)*	Employment Agreement, dated August 21, 2014, by and between the registrant and Ram Krishnan.		Exhibit to Form 10-Q filed on November 7, 2014
10.3(b)*	Amendment to Employment Agreement by and between the registrant and Ram Krishnan dated March 19, 2018.		Exhibit to Form 10-Q filed on May 11, 2018
10.3(c)*	Stock Unit Agreement under the Amended 2010 Performance Incentive Plan between the registrant and Ram Krishnan dated March 19, 2018.		Exhibit to Form 10-Q filed on May 11, 2018
10.4(a)*	Employment Agreement by and between the registrant and Allen Wolff dated March 19, 2018.		Exhibit to Form 10-Q filed on May 11, 2018
10.4(b)*	Stock Unit Agreement under the Amended 2010 Performance Incentive Plan between the registrant and Allen Wolff dated March 19, 2018.		Exhibit to Form 10-Q filed on May 11, 2018
10.5*	NTN Buzztime, Inc. Non-Employee Director Compensation Policy.		Exhibit to Form 10-Q filed on August 6, 2018

10.6	Loan and Security Agreement by and between Avidbank and the registrant dated September 28, 2019		Exhibit to Form 8-K filed on October 1, 2018
10.7	Office lease, dated for reference purposes only July 26, 2018, by and between Burke Aston Partners, LLC and the registrant		Exhibit to Form 10-Q filed on November 9, 2018
10.8	Subscription Agreement between NTN Buzztime, Inc. and the purchaser parties thereto dated March 27, 2017.		Exhibit to Form 8-K filed on March 27, 2017.
10.9	Subscription Agreement between NTN Buzztime, Inc. and the purchaser parties thereto dated April 25, 2017.		Exhibit to Form 8-K filed on April 25, 2017
10.10	Subscription Agreement between NTN Buzztime, Inc. and the purchaser parties thereto dated June 27, 2018.		Exhibit to Form 8-K filed on June 27, 2018
10.12*	Form of Director and Officer Indemnification Agreement	X
21.1	Subsidiaries of Registrant	X
23.1	Consent of Squar Milner, LLP	X
24.1	Power of attorney (included on the signatures page of this report)	X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1#	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2#	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

*	Management Contract or Compensatory Plan
#	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated herein by reference into any filing of the Company whether made before or after the date hereof, regardless of any general incorporation language in such filing.

ITEM 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 22, 2019

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

Signature	Title	Date

/s/ Ram Krishnan	Chief Executive Officer and Director	March 22, 2019
Ram Krishnan	(Principal Executive Officer)

/s/ Allen Wolff	Chief Financial Officer and Executive Vice President	March 22, 2019
Allen Wolff	(Principal Financial Officer)

/s/ Sandra Gurrola	Vice President of Finance	March 22, 2019
Sandra Gurrola	(Principal Accounting Officer)

/s/ Jeff Berg	Chairman of the Board of Directors	March 22, 2019
Jeff Berg

/s/ Steve Mitgang	Director	March 22, 2019
Steve Mitgang

/s/ Richard Simtob	Director	March 22, 2019
Richard Simtob

/s/ Gregory Thomas	Director	March 22, 2019
Gregory Thomas

/s/ Paul Yanover	Director	March 22, 2019
Paul Yanover

NTN BUZZTIME, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of NTN Buzztime, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NTN Buzztime, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for each of the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

San Diego, California

March 22, 2019

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amount)

	As of December 31,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$2,536	$3,378
Restricted cash	50	-
Accounts receivable, net of allowances of $374 and $463, respectively	1,143	714
Site equipment to be installed	2,539	4,866
Prepaid expenses and other current assets	517	680
Total current assets	6,785	9,638
Restricted cash, long-term	200	-
Fixed assets, net	4,667	3,678
Software development costs, net of accumulated amortization of $2,973 and $2,651, respectively	2,018	1,459
Deferred costs	424	775
Goodwill	667	1,004
Other assets	103	16
Total assets	$14,864	$16,570

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$271	$390
Accrued compensation	572	646
Accrued expenses	444	418
Sales taxes payable	87	107
Income taxes payable	1	13
Current portion of long-term debt	1,000	5,059
Current portion of obligations under capital leases	45	176
Current portion of deferred revenue	1,371	3,564
Deferred rent	-	182
Other current liabilities	233	192
Total current liabilities	4,024	10,747
Long-term debt	2,729	8
Long-term obligations under capital leases	41	164
Long-term deferred revenue	30	63
Deferred rent	1,123	-
Other liabilities	-	52
Total liabilities	7,947	11,034
Commitments and contingencies

Shareholders’ Equity
Series A 10% cumulative convertible preferred stock, $.005 par value, $156 liquidation preference, 156 shares authorized, issued and outstanding at December 31, 2018 and 2017	1	1
Common stock, $.005 par value, 15,000 shares authorized at December 31, 2018 and 2017; 2,875 and 2,521 shares issued and outstanding at December 31, 2018 and 2017, respectively	14	13
Treasury stock, at cost, 10 shares at December 31, 2018 and 2017	(456)	(456)
Additional paid-in capital	136,552	134,752
Accumulated deficit	(129,394)	(129,119)
Accumulated other comprehensive income	200	345
Total shareholders’ equity	6,917	5,536

Total liabilities and shareholders’ equity	$14,864	$16,570

See accompanying notes to consolidated financial statements

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Years Ended December 31,
	2018	2017

Revenue from contracts with customers
Subscription revenue	$16,031	$16,949
Hardware revenue	3,589	770
Other revenue	3,715	3,555
Total revenue from contracts with customers	23,335	21,274
Operating expenses:
Direct operating costs (includes depreciation and amortization of $2,449 and $1,983, respectively)	8,070	6,755
Selling, general and administrative	14,486	15,587
Impairment of goodwill	261	-
Depreciation and amortization (excluding depreciation and amortization included in direct operating costs)	315	334
Total operating expenses	23,132	22,676
Operating income (loss)	203	(1,402)
Other (expense) income:
Interest expense, net	(389)	(498)
Other (expense) income	(137)	889
Total other (expense) income, net	(526)	391
Loss before income taxes	(323)	(1,011)
Benefit (provision) for income taxes	64	(66)
Net loss	(259)	(1,077)

Series A preferred stock dividend	(16)	(16)
Net loss attributable to common shareholders	$(275)	$(1,093)

Net loss per common share - basic and diluted	$(0.10)	$(0.45)

Weighted average shares outstanding - basic and diluted	2,688	2,442

Comprehensive loss
Net loss	$(259)	$(1,077)
Foreign currency translation adjustment	(145)	122
Total comprehensive loss	$(404)	$(955)

See accompanying notes to consolidated financial statements

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended December 31, 2018 and 2017

(in thousands)

	Series A Cumulative Convertible Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Income	Total

Balances at January 1, 2017	156	$1	2,261	$11	$(456)	$132,315	$(128,026)	$223	$4,068
Foreign currency translation adjustment	-	-	-	-	-	-	-	122	122
Net loss	-	-	-	-	-	-	(1,077)	-	(1,077)
Common stock issued for compensation in lieu of cash payment	-	-	30	1	-	208	-	-	209
Net proceeds from issuance of common stock related to registered direct offering	-	-	230	1	-	1,772	-	-	1,773
Dividend paid to Series A preferred stockholders	-	-	-	-	-	-	(16)	-	(16)
Non-cash stock based compensation	-	-	-	-	-	457	-	-	457
Balances at December 31, 2017	156	$1	2,521	$13	$(456)	$134,752	$(129,119)	$345	$5,536
Foreign currency translation adjustment	-	-	-	-	-	-	-	(145)	(145)
Net loss	-	-	-	-	-	-	(259)	-	(259)
Net proceeds from issuance of common stock related to registered direct offering	-	-	345	1	-	1,374	-	-	1,375
Issuance of common stock upon vesting of restricted stock units	-	-	9	-	-	(17)	-	-	(17)
Dividend paid to Series A preferred stockholders	-	-	-	-	-	-	(16)	-	(16)
Non-cash stock based compensation	-	-	-	-	-	443	-	-	443
Balances at December 31, 2018	156	$1	2,875	$14	$(456)	$136,552	$(129,394)	$200	$6,917

See accompanying notes to consolidated financial statements

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the years ended December 31,
	2018	2017
Cash flows provided by operating activities:
Net loss	$(259)	$(1,077)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,764	2,317
Provision for doubtful accounts	78	72
Scrap expense	30	226
Transfer of fixed assets to sales-type lease	23	-
Stock-based compensation	443	457
Amortization of debt issuance costs	59	60
Common stock issued for compensation in lieu of cash payment	-	209
Loss from the sale or disposition of assets	212	13
Impairment of goodwill	261	-
Loss from disposition of capitalized software	23	5
Changes in assets and liabilities:
Accounts receivable	(507)	142
Site equipment to be installed	431	(3,932)
Prepaid expenses and other assets	29	443
Accounts payable and accrued liabilities	(186)	(586)
Income taxes payable	(10)	9
Deferred costs	350	130
Deferred revenue	(2,227)	2,349
Deferred rent	(190)	(189)
Other liabilities	41	(99)
Net cash provided by operating activities	1,365	549
Cash flows used in investing activities:
Capital expenditures	(648)	(728)
Capitalized software development expenditures	(964)	(724)
Proceeds from sale of assets	33	-
Net cash used in investing activities	(1,579)	(1,452)
Cash flows used in financing activities:
Net proceeds from issuance of common stock related to registered direct offering	1,375	1,773
Proceeds from long-term debt	4,000	50
Payments on long-term debt	(5,373)	(3,038)
Debt issuance costs on long-term debt	(23)	(82)
Principal payments on capital lease	(249)	(155)
Tax withholding related to net share settlement of vested restricted stock units	(17)	-
Dividends paid to Series A preferred shareholders	(16)	(16)
Net cash used in financing activities	(303)	(1,468)
Net decrease in cash, cash equivalents and restricted cash	(517)	(2,371)
Effect of exchange rate on cash and cash equivalents	(75)	63
Cash, cash equivalents and restricted cash at beginning of year	3,378	5,686
Cash, cash equivalents and restricted cash at end of year	$2,786	$3,378

Supplemental disclosures of cash flow information:
Cash paid during the period for:

Interest	$336	$458

Income taxes	$17	$36
Supplemental disclosure of non-cash investing and financing activities:

Site equipment transferred to fixed assets	$1,865	$1,838

Capitalized tenant improvements paid by landlord	$1,131	$-

Equipment acquired under capital lease	$5	$81

See accompanying notes to consolidated financial statements

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

1. Organization of Company

Description of Business

NTN Buzztime, Inc. (the “Company”) was incorporated in Delaware in 1984 as Alroy Industries and changed its corporate name to NTN Communications, Inc. in 1985. The Company changed its name to NTN Buzztime, Inc. in 2005 to better reflect the growing role of the Buzztime consumer brand.

The Company delivers interactive entertainment and innovative technology, including performance analytics and secure payment with Europay, MasterCard® and Visa® (EMV) chip card readers or with near-field communication (NFC) technology to accept Apple, Android and Samsung Pay. The Company’s tablets and technology offer engaging solutions to establishments with guests who experience dwell time, such as in bars, restaurants, casinos and senior living centers. Casual dining venues subscribe to the Company’s customizable solution to differentiate themselves via competitive fun by offering guests trivia, card, sports and arcade games, customized menus and self-service dining features. The Company’s platform improves operating efficiencies, creates connections among the players and venues, and amplifies guests’ positive experiences. The Company also continues to support its legacy network product line, which it calls its Classic platform.

The Company generates revenue by charging subscription fees for its service to network subscribers, by leasing tablet platform equipment to certain network subscribers, by selling tablet platform equipment, by hosting live trivia events, by selling advertising aired on in-venue screens and as part of customized games, by licensing its content for use with third-party equipment, from providing professional services (such as developing certain functionality within the Company’s platform for customers), and from pay-to-play arcade games.

At December 31, 2018, 2,639 venues in the U.S. and Canada subscribed to the Company’s interactive entertainment network, of which approximately 84% were using the tablet platform.

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

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

2. Summary of Significant Accounting Policies and Estimates

Consolidation—The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates—Preparing the Company’s consolidated financial statements requires it to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to deferred costs and revenues; depreciation of fixed assets; allowance for doubtful accounts; site equipment to be installed; stock-based compensation assumptions; impairment of fixed assets, software development costs, intangible assets and goodwill; contingencies, including the reserve for sales tax inquiries; and the provision for income taxes, including the valuation allowance. The Company bases its estimates on a combination of historical experience and various other assumptions that it believes are reasonable under the circumstances. Actual results may differ materially from these estimates.

Cash and Cash Equivalents—The Company considers all highly liquid investment instruments with original maturities of three months or less, or any investment redeemable without penalty or loss of interest, to be cash equivalents.

Capital Resources— In September 2018, the Company entered into a loan and security agreement with Avidbank that provides for a one-time $4,000,000 48-month term loan, all of which the Company used to pay off the $4,050,000 of principal borrowed from East West Bank. The Company is required to make principal and interest payments on the loan on the last business day of each month commencing on October 31, 2018 and through its maturity date, September 28, 2022. As of December 31, 2018, $3,750,000 was outstanding under the Avidbank term loan, with $1,000,000 recorded in current portion of long-term debt and the remaining $2,750,000 recorded as long-term debt on the Company’s balance sheet. The Company recorded debt issuance costs of $23,000, which includes a $20,000 facility fee. The debt issuance costs are being amortized to interest expense using the effective interest rate method over the life of the loan. The unamortized balance of the debt issuance costs as of December 31, 2018 was $21,000 and is recorded as a reduction of long term debt. The Company has no more borrowing availability under this credit facility.

The Company had another financing arrangement with an equipment lender under which the Company used funds to finance the purchase of certain capital equipment. Through December 31, 2018, the Company borrowed $9,690,000, and as of December 31, 2018, there were no remaining amounts outstanding. The Company does not expect the lender to lend any additional funds under this financing arrangement.

In connection with preparing the financial statement as of and for the year ended December 31, 2018, the Company evaluated whether there are conditions and events, considered in the aggregate, that are known and reasonably knowable that would raise substantial doubt about its ability to continue as a going concern within one year after the date that the financial statements are issued. As a result of such evaluation, the Company believes it will have sufficient cash to meet its operating cash requirements and to fulfill its debt obligations for at least the next twelve months from the issuance date of these financial statements. In order to increase the likelihood that the Company will be able to successfully execute its operating and strategic plan and to position the Company to better take advantage of market opportunities for growth, the Company is continuing to evaluate additional financing alternatives, including additional equity financings and alternative sources of debt. If the Company’s cash and cash equivalents are not sufficient to meet future cash requirements, the Company may be required to reduce planned capital expenses, reduce operational cash uses or raise capital on terms that are not as favorable to the Company as they otherwise might be. Any actions the Company may undertake to reduce planned capital purchases or reduce expenses may be insufficient to cover shortfalls in available funds. If the Company requires additional capital, it may be unable to secure additional financing on terms that are acceptable to the Company, or at all.

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

Site Equipment to be Installed — Site equipment to be installed consist of fixed assets related to the Company’s tablet platform that have not yet been placed in service and are stated at cost. These assets remain in site equipment to be installed until it is installed at the Company’s customer sites. For tablet platform customers that are under sales-type lease arrangements, the cost of the equipment is recognized in direct costs upon installation. For all other tablet platform customers, the cost of the equipment is reclassified to fixed assets upon installation and depreciated over its useful life. The Company evaluates the recoverability of site equipment to be installed for impairment whenever events or circumstances indicate that the carrying amounts of such assets may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset or asset group to estimated undiscounted future net cash flows expected to be generated. If the carrying amount of the asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. The Company determined that there were no indications of impairment for either of the years ended December 31, 2018 and 2017.

Fixed Assets — Fixed assets are recorded at cost. Equipment under capital leases is recorded at the present value of future minimum lease payments. The Company evaluates the recoverability of our fixed assets for impairment whenever events or circumstances indicate that the carrying amounts of such assets may not be recoverable. If the carrying amount of the asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. The Company determined that there were no indications of impairment for either of the years ended December 31, 2018 and 2017.

Depreciation of fixed assets is computed using the straight-line method over the estimated useful lives of the assets. Depreciation of leasehold improvements and fixed assets under capital leases is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the lease period.

The Company incurs a relatively significant level of depreciation expense in relation to its operating income. The amount of depreciation expense in any fiscal year is largely related to the equipment located at the Company’s customers’ sites that are not under sales-type lease arrangements. Such equipment includes the Classic Playmaker, tablet, other associated electronics and the computers located at customer’s sites (collectively, “Site Equipment”). The components within Site Equipment are depreciated over one to three years based on the shorter of the contractual capital lease period or the estimated useful life, which considers anticipated technology changes. Machinery and equipment is depreciated over three to five years, furniture and fixtures is depreciated over five to seven years and the vehicle is depreciated over five years. If the Company’s fixed assets turn out to have longer lives, on average, than estimated, then its depreciation expense would be significantly reduced in those future periods. Conversely, if the fixed assets turn out to have shorter lives, on average, than estimated, then its depreciation expense would be significantly increased in those future periods. The Company reviewed the estimated useful lives for each of its asset groups as of December 31, 2018 and determined that the useful life of certain tablets and tablet cases decreased from two and three years to one year. The Company based this determination on its expectation of the usefulness of these assets in the marketplace. As a result, the Company expects depreciation expense for assets currently depreciating to increase by approximately $160,000 during the year ended December 31, 2019.

Goodwill and Other Intangible Assets—Goodwill represents the excess of costs over fair value of assets of businesses acquired (reporting unit). Goodwill and intangible assets acquired in a purchase combination determined to have an indefinite useful life are not amortized, but instead are assessed annually for impairment based on qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Such qualitative factors include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant events. If after assessing the totality of events or circumstances the Company determines it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then the Company must perform the one-step impairment test outlined in ASC No. 350. (See Recent Accounting Pronouncements for more information on the early adoption of Accounting Standards Update (“ASU”) 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.)

The Company has goodwill resulting from the excess of costs over the fair value of assets it acquired in 2003 related to its Canadian business (the “Reporting Unit”). During the year ended December 31, 2018, the Company determined that because of declines in revenue of the Reporting Unit, the decline in the Company’s stock price and other general market conditions, it was more likely than not that there were indications of impairment. Therefore, the Company performed the step one impairment test of its goodwill. The Company used three methods of determining the fair value of the Reporting Unit: the public company market method, the transaction market method and the income method. Each method was equally weighted to calculate the total fair value, and then the Company compared this fair value to the carrying value of the Reporting Unit, which resulted in the carrying value exceeding the fair value. Accordingly, the Company recognized a goodwill impairment loss of approximately $261,000 during the year ended December 31, 2018. There was no goodwill impairment recorded for the year ended December 31, 2017.

ASC No. 350 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with ASC No. 360, Property, Plant and Equipment. In accordance with ASC No. 360, the Company assesses potential impairments of its long-lived assets whenever events or changes in circumstances indicate the asset’s carrying value may not be recoverable. An impairment loss would be recognized when the carrying amount of a long-lived asset or asset group is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. The Company performed its annual review as of December 31, 2018 and 2017 of its other intangible assets and determined that there were no indications of impairment for either of those periods.

Revenue Recognition— On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) and its amendments. The Company adopted the new standard using the full retrospective approach.

Topic 606 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized:

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

The Company generates revenue by charging subscription fees for its service to network subscribers, by leasing equipment to certain network subscribers, by selling equipment, by hosting live trivia events, by selling advertising aired on in-venue screens and as part of customized games, by licensing its content for use with third-party equipment, from providing professional services (such as developing certain functionality within the Company’s platform for customers), and from pay-to-play arcade player games.

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

The Company disaggregates revenue by material revenue stream as depicted on its statement of operations. See below for a geographic breakdown of revenue. See Significant Customer in Note 7 for revenue generated by the Company’s largest customer.

The following describes how the Company recognizes revenue under Topic 606.

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

Pay-to-Play Revenue – The Company recognizes revenue generated from its customers’ patrons who access the Company’s premium games on the tablets. This revenue is recognized at a point in time based on usage-based royalty revenue guidance. The Company generally shares the revenue with the customer whose patrons generated the revenue. In cases where the Company determines that it is the principal and the customer is the agent, the Company recognizes this revenue on a gross basis, with the amount of revenue shared with the customer as a direct expense. In cases where the Company determines it is the agent and the principal is the customer, the Company recognizes the revenue on a net basis. Costs associated with procuring the game license or developing the games are recognized over the life of the license or expected life of the developed game. Generally, there is no unbilled revenue or deferred revenue associated with the Company’s pay-to-play games.

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

Geographic Breakdown of Revenue – Geographic breakdown of the Company’s revenue for the last two fiscal years were as follows:

	For the years ended December 31,
	2018	2017
United States	$22,653,000	$20,570,000
Canada	682,000	704,000
Total revenue	$23,335,000	$21,274,000

Contract Assets and Liabilities – The Company enters into contracts and may recognized contract assets and liabilities that arise from these contracts. The Company recognizes revenue and corresponding cash for customers who auto pay via their bank account or credit card, or the Company recognizes a corresponding accounts receivable for customers the Company invoices. The Company may receive consideration from customers, per the terms of the contract, prior to transferring goods or services to the customer. In such instances, the Company records a contract liability and recognizes the contract liability as revenue when all revenue recognition criteria are met. The table below shows the balance of contract liabilities as of December 31, 2018 and 2017, including the change between the periods.

Deferred Revenue
Balance at January 1, 2018	$3,627,000
New performance obligations	1,921,000
Recognition of revenue as a result of satisfying performance obligations	(4,147,000)
Balance at December 31, 2018	1,401,000
Less non-current portion	(30,000)
Current portion at December 31, 2018	$1,371,000

The Company does not generally recognize revenue in advance of when the contract gives the Company the right to invoice a customer, and therefore the Company did not recognize any related contract assets as of December 31, 2018.

Research and Development— Research and development costs, which include the cost of equipment the Company is evaluating for future integration or use in its tablet platform, are expensed as incurred. For the years ended December 31, 2018 and 2017, research and developments costs totaled $72,000 and $139,000, respectively, and are included in selling, general and administrative expense.

Software Development Costs—The Company capitalizes costs related to developing certain software products in accordance with ASC No. 350. Amortization of costs related to interactive programs is recognized on a straight-line basis over the programs’ estimated useful lives, generally two to three years. Amortization expense relating to capitalized software development costs totaled $382,000 and $230,000 for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, approximately $1,296,000 and $784,000, respectively, of capitalized software costs were not subject to amortization as the development of various software projects was not complete.

The Company performed its annual review of software development projects for the years ended December 31, 2018 and 2017, and determined to abandon various software development projects that the Company concluded were no longer a current strategic fit or for which it determined that the marketability of the content had decreased due to obtaining additional information regarding the specific industry for which the content was intended. As a result, the Company recognized an impairment of $23,000 and $5,000 for the years ended December 31, 2018 and 2017, respectively, which was recorded in selling, general and administrative expenses on the Company’s consolidated statements of operations.

Advertising Costs – There were no marketing-related advertising costs for the either of the years ended December 31, 2018 or 2017.

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

Recent Accounting Pronouncements

In November 2018, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2018-18, Collaborative Arrangements (Topic 821). This ASU requires certain transactions between participants in a collaborative arrangement to be accounted for as revenue under the new revenue standard when the participant is a customer. The standard is effective for fiscal years beginning after December 15, 2019 (which will be January 1, 2020 for the Company). The Company does not expect that the adoption of this standard will have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for fiscal years beginning after December 15, 2019 (which will be January 1, 2020 for the Company) and can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Early adoption is permitted at any time. The Company does not expect that the adoption of this ASU will have a significant impact on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies certain disclosure requirements on fair value measurements. The standard is effective for fiscal years beginning after December 15, 2019 (which will be January 1, 2020 for the Company). The Company does not expect that the adoption of this standard will have a material impact on its consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07 (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees and is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. The standard is effective for fiscal years beginning after December 15, 2018 (which was January 1, 2019 for the Company), including interim reporting periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company does not expect that the adoption of this standard will have a significant impact on its consolidated financial statements.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740) – Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. This standard incorporates SEC Staff Accounting Bulletin No. 118 (“SAB 118”), which addresses the accounting implications of the major tax reform legislation, Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act (the “2017 Tax Act”), enacted on December 22, 2017. SAB 118 allows a company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date and was effective upon issuance. The adoption of this standard did not a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This standard eliminates the second step of the two-step impairment test and only requires a one-step quantitative impairment test, whereby the goodwill impairment loss is measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). . An entity still has the option to perform the qualitative assessment for an entity to determine if the quantitative impairment test is necessary. This standard is effective on a prospective basis for fiscal years beginning after December 15, 2019, but can be adopted early for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted ASU No. 2017-04 during the year ended December 31, 2018 when it completed the step-one impairment test on its goodwill related to its Canadian business, resulting in a goodwill impairment loss of $261,000. The Company determined that adopting ASU No. 2017-04 early was preferable because it eliminated the second step of the two-step impairment test.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842); in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements; and in December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842) – Narrow-Scope Improvements for Lessors, (collectively “Topic 842”). Topic 842 primarily requires lessees to recognize at the lease commencement date a lease liability, which is the lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Topic 842 is effective for fiscal periods beginning after December 15, 2018 (which was January 1, 2019 for the Company), including interim periods within those fiscal years. Lessees and lessors must either (i) apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements or (ii) recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Applying a full retrospective transition approach is not allowed. The Company has elected to use the cumulative-effect transition method upon adoption.

Topic 842 also allows lessees and lessors to elect certain practical expedients. The Company expects to elect the following practical expedients:

●	Transitional practical expedients, which must be elected as a package and applied consistently to all of the Company’s leases:

○	The Company need not reassess whether any expired or existing contracts are or contain leases.
○	The Company need not reassess the lease classification for any expired or existing leases (that is, all existing leases that were classified as operating leases in accordance with the previous guidance will be classified as operating leases, and all existing leases that were classified as capital leases in accordance with the previous guidance will be classified as finance leases).
○	The Company need not reassess initial direct costs for any existing leases.

●	Hindsight practical expedient. The Company expects to elect the hindsight practical expedient in determining the lease term (that is, when considering lessee options to extend or terminate the lease and to purchase the underlying asset) and in assessing impairment of the Company’s right-of-use assets. The Company may elect this practical expedient separately or with the “practical expedient package,” and the Company must apply it consistently to all of its leases.

Upon adoption of Topic 842, the Company expects to recognize on its consolidated balance sheet as of January 1, 2019 approximately $3.5 million of operating lease liabilities, and approximately $2.3 million of corresponding operating right-of use assets, net of tenant improvement allowances. The Company will also show the initial recognition of the leases as a supplemental noncash financing activity on the statement of cash flows and the amortization of the noncash lease expense in operating activities . The Company does not anticipate that the adoption of Topic 842 will have a material impact on its consolidated statement of operations.

3. Fixed Assets

Fixed assets are recorded at cost and consist of the following at December 31, 2018 and 2017:

	As of December 31,
	2018	2017
Site equipment	$11,566,000	$10,419,000
Machinery and equipment	1,887,000	2,678,000
Furniture and fixtures	461,000	279,000
Leasehold improvements	1,240,000	610,000
Vehicle	15,000	15,000
	15,169,000	14,001,000

Accumulated depreciation	(10,502,000)	(10,323,000)
Total	$4,667,000	$3,678,000

Depreciation expense totaled $2,382,000 and $2,058,000 for the years ended December 31, 2018 and 2017, respectively.

The geographic breakdown of the Company’s long-term tangible assets for the last two fiscal years were as follows:

	As of December 31,
	2018	2017
United States	$4,526,000	$3,406,000
Canada	141,000	272,000
Total assets	$4,667,000	$3,678,000

4. Goodwill and Other Intangible Assets

The Company’s goodwill balance of $667,000 and $1,004,000 as of December 31, 2018 and 2017, respectively, relates to the excess of costs over the fair value of assets the Company acquired in 2003 related to its Canadian business (the “Reporting Unit”). During the year ended December 31, 2018, the Company determined that because of declines in revenue of the Reporting Unit, the decline in the Company’s stock price and other general market conditions, it was more likely than not that there were indications of impairment. Therefore, the Company performed the step one impairment test of its goodwill. The Company used three methods to determine the fair value of the Reporting Unit: the public company market method, the transaction market method and the income method. Each method was equally weighted to calculate the total fair value, and then the Company compared this fair value to the carrying value of the Reporting Unit, which resulted in the carrying value exceeding the fair value. Accordingly, the Company recognized a goodwill impairment loss of $261,000. There was no goodwill impairment recorded for the year ended December 31, 2017. In addition to the impairment loss recognized, fluctuations in the amount of goodwill shown on the accompanying balance sheets can occur due to changes in the foreign currency exchange rates used when translating NTN Canada’s financial statement from Canadian dollars to US dollars during consolidation. The following table shows the changes in the carrying amount of goodwill for the years ended December 31, 2018 and 2017:

	For the year ended					For the year ended
	December 31, 2018					December 31, 2017
	Gross Carrying Value	Impairment Losses for the period	Accumulated Impairment Losses	Effects of Foreign Currency	Net Carrying Value	Gross Carrying Value	Impairment Losses for the period	Accumulated Impairment Losses	Effects of Foreign Currency	Net Carrying Value
Goodwill	$1,004,000	$(261,000)	$(261,000)	$(76,000)	$667,000	$937,000	$-	$-	$67,000	$1,004,000

The Company performed its annual review of its other intangible assets as of December 31, 2018 and 2017 and determined that there were no indications of impairment for either of the years ended on those dates.

As of December 31, 2017, all intangible assets were fully amortized with no remaining useful lives. Amortization expense relating to all intangible assets totaled $29,000 for the year ended December 31, 2017. There was no amortization expense for the year ended December 31, 2018.

5. Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to the short maturity of these instruments.

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

There were no transfers between fair value measurement levels during the year ended December 31, 2018.

6. Accrued Compensation

Accrued compensation consisted of the following at December 31, 2018 and 2017:

	As of December 31,
	2018	2017
Accrued vacation	$267,000	$290,000
Accrued salaries	251,000	278,000
Accrued bonuses	32,000	61,000
Accrued commissions	22,000	17,000
Total accrued compensation	$572,000	$646,000

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

Significant Customer

For the years ended December 31, 2018 and 2017, the Company generated approximately $10,180,000 and $8,678,000, respectively, of total revenue from Buffalo Wild Wings corporate-owned restaurants and its franchisees, which represented approximately 44% and 41% of total revenue in each of those years, respectively. As of December 31, 2018 and 2017, approximately $552,000 and $191,000, respectively, was included in accounts receivable from Buffalo Wild Wings corporate-owned restaurants and its franchisees.

Sole Equipment Supplier

The Company currently purchases the tablets, cases and charging trays used in its tablet platform from one unaffiliated third-party manufacturer. The Company currently does not have an alternative manufacturer for its tablets or an alternative manufacturer or device for the tablet cases or tablet charging trays. The Company no longer purchases playmakers for its Classic platform.

As of December 31, 2018 and 2017, approximately $15,000 and $2,000, respectively, was included in accounts payable or accrued expenses for the tablet equipment purchased from its sole supplier.

8. Basic and Diluted Earnings Per Common Share

Basic earnings per share excludes the dilutive effects of options, warrants and other convertible securities. Diluted earnings per share reflects the potential dilutions of securities that could share in the Company’s earnings. Options, warrants and convertible preferred stock representing approximately 219,000 and 239,000 shares of common stock were excluded from the computations of diluted net loss per common share for the years ended December 31, 2018 and 2017, respectively, as their effect was anti-dilutive.

When computing basic and diluted earnings per common shareholder, the Company is required to reduce net income or increase net loss by dividend amounts paid to the holders of its Series A Preferred stock. Historically, the Company has not made this adjustment on its consolidated statement of operations. However, the Company has made such adjustments in the presentation of its accompanying statements of operations for the years ended December 31, 2018 and 2017. This presentation adjustment resulted in a change in basic and diluted earnings per common shareholder for the year ended December 31, 2017 from $0.44 as previously reported to $0.45. The Series A preferred stock dividend was correctly reported in the Company’s balance sheet, statement of shareholders’ equity, and statement of cash flows for the year ended December 31, 2017. The Company determined that the change to the statement of operations for the year ended December 31, 2017 was immaterial. See Cumulative Convertible Preferred Stock in Note 9 for more information on the preferred stockholder dividend.

9. Shareholders’ Equity

Registered Direct Offerings

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

In June 2018, the Company sold approximately 346,000 shares of its common stock at a purchase price of $4.50 per share and received net proceeds of approximately $1,375,000, after deducting estimated offering expenses.

The Company used the net proceeds from the offerings for general corporate purposes, which included working capital, general and administrative expenses, capital expenditures and implementation of its strategic priorities.

Equity Incentive Plans

2004 Performance Incentive Plan

In September 2004 at a Special Meeting of Stockholders, the Company’s stockholders approved the 2004 Performance Incentive Plan (the “2004 Plan”). The 2004 Plan provided for the issuance of up to 50,000 shares of NTN common stock. In addition, all shares that remained unissued under the 1995 Employee Stock Option Plan (the “1995 Plan”) on the effective date of the 2004 Plan, and all shares issuable upon exercise of options granted pursuant to the 1995 Plan that expire or become unexercisable for any reason without having been exercised in full, were available for issuance under the 2004 Plan. Options under both the 1995 Plan and the 2004 Plan have a term of up to ten years, and are exercisable at a price per share not less than the fair market value on the date of grant. In September 2009, the 2004 Plan expired and all unexercised awards granted under that plan expired as of December 31, 2018, in accordance with that plan’s terms.

2010 Amended Performance Incentive Plan

In June 2010, the Company’s stockholders approved the 2010 Performance Incentive Plan (the “2010 Plan”). The 2010 Plan provided for the issuance of up to 120,000 shares of the Company’s common stock. At the Company’s 2015 Annual Meeting of Stockholders, the Company’s stockholders approved the Amended 2010 Performance Plan (the “Amended 2010 Plan”), which, among other things, amended the 2010 Plan to increase the authorized shares to be issued thereunder from 120,000 to 240,000. The Amended 2010 Plan expires in February 2020. Under the Amended 2010 Plan, options to the purchase the Company’s common stock or other instruments such as restricted stock units may be granted to officers, directors, employees and consultants. The Company’s Board of Directors designated its Nominating and Corporate Governance/Compensation Committee as the Amended 2010 Plan Committee. Stock options granted under the Amended 2010 Plan may either be incentive stock options or nonqualified stock options. A stock option granted under the Amended 2010 Plan generally cannot be exercised until it becomes vested. The Amended 2010 Plan Committee establishes the vesting schedule of each stock option at the time of grant. At its discretion, the Amended 2010 Plan Committee can accelerate the vesting, extend the post-termination exercise term or waive restrictions of any stock options or other awards under the Amended 2010 Plan. Options under the Amended 2010 Plan have a term of up to ten years, and are exercisable at a price per share not less than the fair market value on the date of grant. As of December 31, 2018, there were options to purchase approximately 62,000 shares of the Company’s common stock outstanding under the Amended 2010 Plan. As of December 31, 2018, there were approximately 47,000 share-based awards available to be granted under the Amended 2010 Plan.

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

The following weighted-average assumptions were used for grants issued during 2018 and 2017 under the ASC No. 718 requirements:

	2018	2017
Weighted average risk-free rate	2.87%	1.97%
Weighted average volatility	113.20%	113.57%
Dividend yield	0.00%	0.00%
Expected term	7.06 years	7.19 years

The Company estimates forfeitures, based on historical activity, at the time of grant and revised if necessary in subsequent periods if actual forfeiture rates differ from those estimates. Stock-based compensation expense for employees during the years ended December 31, 2018 and 2017 was $443,000 and $457,000, respectively, and is expensed in selling, general and administrative expenses and credited to the additional paid-in-capital account.

Stock Option Activity

The following table summarizes stock option activities for the years ended December 31, 2018 and 2017:

	Outstanding Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding January 1, 2017	165,000	$17.78	8.67	$36,000
Granted	8,000	6.66	-	-
Exercised	-	-	-	-
Cancelled	(8,000)	16.76	-	-
Forfeited	(9,000)	9.87	-	-
Expired	-	-	-	-
Outstanding December 31, 2017	156,000	17.74	7.12	-
Granted	2,000	4.44	-	-
Exercised	-	-	-	-
Cancelled	(6,000)	10.42	-	-
Forfeited	(4,000)	6.38	-	-
Expired	(1,000)	16.00	-	-
Outstanding December 31, 2018	147,000	$18.20	6.08	$-

Options vested and exercisable at December 31, 2018	137,000	$18.81	5.99	$-

No options were exercised during the years ended December 31, 2018 or 2017. The per share weighted average grant-date fair value of stock options granted during the years ended December 31, 2018 and 2017 was $3.90 and $5.87, respectively.

As of December 31, 2018, the unamortized stock based compensation expense related to outstanding unvested options was approximately $61,000 with a weighted average remaining requisite service period of 1.02 years. The Company expects to amortize this expense over the remaining requisite service period of these stock options. A deferred tax asset generally would be recorded related to the expected future tax benefit from the exercise of the non-qualified stock options. However, due to a history of net operating losses (“NOLs”), a full valuation allowance has been recorded related to the tax benefit for non-qualified stock options.

Restricted Stock Unit Activity

Outstanding restricted stock units are settled in an equal number of shares of common stock on the vesting date of the award. A stock unit award is settled only to the extent vested. Vesting generally requires the continued employment by the award recipient through the respective vesting date. Because restricted stock units are settled in an equal number of shares of common stock without any offsetting payment by the recipient, the measurement of cost is based on the quoted market price of the stock at the measurement date, which is the grant date. During the year ended December 31, 2018, the Company granted approximately 74,000 restricted stock units with a weighted average grant date fair value of $5.13 per restricted stock unit, all of which vest as to 16.67% of the total underlying shares on the six month anniversary of the grant date and as to the balance of the total underlying shares in 30 substantially equal monthly installments, beginning on the seven month anniversary of the grant date, subject to accelerated vesting in the event of a change in control. Of the 74,000 restricted stock units, 25,000 and 15,000 were granted to the Company’s Chief Executive Officer and Chief Financial Officer, respectively. The Company did not grant restricted stock units during the year ended December 31, 2017.

The following table summarizes restricted stock unit activity for the year ended December 31, 2018:

	Outstanding Restricted Stock Units	Weighted Average Fair Value per Share
January 1, 2018	-	$-
Granted	74,000	5.13
Released	(13,000)	6.04
Cancelled	-	-
December 31, 2018	61,000	$4.94

Balance exercisable at December 31, 2018	51,000

Under the 2010 Plan, in lieu of paying cash to satisfy withholding taxes due upon the settlement of vested restricted stock units, an employee may elect to have shares of common stock withheld that would otherwise be issued at settlement, the value of which is equal to the amount of withholding taxes payable. During the year ended December 31, 2018, approximately 13,000 restricted stock units vested and were settled, and as a result of employees electing to satisfy applicable withholding taxes by having the Company withhold shares, approximately 9,000 shares of common stock were issued.

Warrant Activity

The following summarizes warrant activities for the years ended December 31, 2018 and 2017:

	Outstanding Warrants	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)
Outstanding January 1, 2017	132,000	$33.64	2.18
Granted	-	-	-
Exercised	-	-	-
Forfeited	(60,000)	-	-
Outstanding December 31, 2017	72,000	$20.00	0.87
Granted	-	-	-
Exercised	-	-	-
Forfeited	(72,000)	-	-
Outstanding December 31, 2018	-	$-	-

Balance exercisable at December 31, 2018	-	$-	-

During 2013, the Company issued warrants to purchase an aggregate of 72,000 shares of common stock in connection with a private placement. The fair value of the warrants was approximately $1,379,000 in aggregate and was determined using the Black-Scholes model using the following weighted-average assumptions: risk-free interest rates of 1.06%; dividend yield of 0%; expected volatility of 80.25%; and a term of 5 years. The Company concluded that these warrants qualify as equity instruments and not liabilities. None of these warrants were exercised, and as of December 31, 2018, all outstanding warrants expired.

Cumulative Convertible Preferred Stock

The Company has authorized 156,000 shares of preferred stock, all of which is designated as Series A Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”), and all of which were issued and outstanding as of December 31, 2018 and 2017.

The Series A Preferred Stock provides for a cumulative annual dividend of $0.10 per share, payable in semi-annual installments in June and December. Dividends may be paid in cash or with shares of common stock. The Company paid approximately $16,000 in cash for payment of dividends in each of the years ended December 31, 2018 and 2017.

The Series A Preferred Stock has no voting rights and has a $1.00 per share liquidation preference over common stock. The registered holder has the right at any time to convert shares of Series A Preferred Stock into that number of shares of common stock that equals the number of shares of Series A Preferred Stock that are surrendered for conversion divided by the conversion rate. At December 31, 2018, the conversion rate was 13.439 and, based on that conversion rate, all outstanding shares of Series A Preferred Stock would have converted into approximately 12,000 shares of common stock. The conversion rate is subject to adjustment in certain events and is established at the time of conversion. There were no conversions during either of the years ended December 31, 2018 and 2017. There is no mandatory conversion term, date or any redemption features associated with the Series A Preferred Stock.

10. Income Taxes

For each of the years ended December 31, 2018 and 2017, current tax provisions and current deferred tax provisions were recorded as follows:

	December 31,
	2018	2017
Current Tax Provision
Federal	$21,000	$-
State	(21,000)	(27,000)
Foreign	(5,000)	(5,000)
	(5,000)	(32,000)
Deferred Tax Provision
Federal	-	-
State	6,000	(24,000)
Foreign	63,000	(10,000)
	69,000	(34,000)
Total Tax Provision
Federal	21,000	-
State	(15,000)	(51,000)
Foreign	58,000	(15,000)
	$64,000	$(66,000)

The net deferred tax assets and liabilities have been reported in other liabilities in the consolidated balance sheets at December 31, 2018 and 2017 as follows:

	December 31,
	2018	2017
Deferred Tax Assets:
NOL carryforwards	$15,756,000	$15,337,000
UK NOL carryforwards	534,000	567,000
Allowance for doubtful accounts	97,000	119,000
Compensation and vacation accrual	58,000	64,000
Operating accruals	285,000	47,000
Research and experimentation, AMT and foreign tax credits	126,000	148,000
Texas margin tax credit	120,000	136,000
Other	850,000	514,000
Total gross deferred tax assets	17,826,000	16,932,000
Valuation allowance	(17,149,000)	(16,340,000)
Net deferred tax assets	677,000	592,000

Deferred Tax Liabilities:
Capitalized software	523,000	375,000
Fixed assets and intangibles	86,000	220,000
Foreign	45,000	49,000
Total gross deferred liabilities	654,000	644,000
Net deferred taxes	$23,000	$(52,000)

The reconciliation of computed expected income taxes to effective income taxes by applying the federal statutory rate of 21% is as follows:

	December 31,
	2018	2017
Tax at federal income tax rate	$68,000	$316,000
State provision	(15,000)	(51,000)
Foreign tax differential	13,000	3,000
Change in valuation allowance	(20,000)	8,898,000
Impact related to tax reform	-	(8,791,000)
Permanent items	(3,000)	(441,000)
Other	21,000	-
Total Provision	$64,000	$(66,000)

On December 22, 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was signed into law and resulted in significant changes to the U.S. corporate income tax regulations, including a reduction in the corporate tax rates, changes to NOL carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The 2017 Tax Act reduced the U.S. corporate tax rate from 35% to 21%. As a result of the 2017 Tax Act, the Company was required to revalue deferred tax assets and liability at the enacted rate in 2017. This revaluation resulted in an expense of $8,791,000 recorded in continuing operations and a corresponding reduction in the valuation allowance. The 2017 Tax Act requires the Company to pay tax on the unremitted earnings of its foreign subsidiaries though December 31, 2017. The Company determined that the previously unremitted earnings and profits of all its foreign subsidiaries has no impact on its consolidated financial statements.

The net change in the total valuation allowance for the year ended December 31, 2018 was an increase of $20,000. The net change in the total valuation allowance for the year ended December 31, 2017 was a decrease of $8,898,000. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and planning strategies in making this assessment. Based on the level of historical operating results and projections for the taxable income for the future, the Company has determined that it is more likely than not that the portion of deferred taxes not utilized through the reversal of deferred tax liabilities will not be realized. Accordingly, the Company has recorded a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.

At December 31, 2018, the Company had NOL carryforwards of approximately $66,572,000 for federal income tax purposes, which will start expiring in 2019, and approximately $36,044,000 for state income tax purposes, which will start expiring in 2019. There can be no assurance that the Company will ever be able to realize the benefit of some or all of the federal and state NOL carryforwards due to continued operating losses. Under Internal Revenue Code (“IRC”) Section 382 and similar state provisions, ownership changes may limit the annual utilization of NOL carryforwards existing prior to a change in control that are available to offset future taxable income. Such limitations would reduce, potentially significantly, the gross deferred tax assets disclosed in the table above related to the NOL carryforwards. The Company performed a Section 382 analysis as of December 31, 2018 to determine the impact of any changes in ownership. Based on this analysis, no ownership change occurred that would limit the use of the NOLs. The Company continues to disclose the NOL carryforwards at their original amount in the table above as no potential limitation has been quantified. The Company also established a full valuation allowance for substantially all deferred tax assets, including the NOL carryforwards, since the Company could not conclude that it was more likely than not able to generate future taxable income to realize these assets. In addition, the Company has approximately $152,000 of state tax credit tax carryforwards that expire in the years 2019 through 2026.

The deferred tax assets as of December 31, 2018 include a deferred tax asset of $442,000 representing NOLs arising from the exercise of stock options by Company employees for 2005 and prior years. To the extent the Company realizes any tax benefit for the NOLs attributable to the stock option exercises, such amount would be credited directly to stockholders’ equity.

United States income taxes were not provided on unremitted earnings from non-United States subsidiaries. Such unremitted earnings are considered to be indefinitely reinvested and determination of the amount of taxes that might be paid on these undistributed earnings is not practicable.

The Company and its subsidiaries are subject to federal income tax as well as income tax of multiple state jurisdictions. With few exceptions, the Company is no longer subject to income tax examination by tax authorities in major jurisdictions for years prior to 2014. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where NOLs were generated and carried forward, and make adjustments up to the amount of the carryforwards. The Company is not currently under examination by the IRS or state taxing authorities.

11. Long-term Debt

Term Loan

On September 28, 2018, the Company entered into a loan and security agreement with Avidbank. The following is a summary of the material terms of that agreement:

●	Avidbank loaned the Company $4,000,000 as a one-time 48-month term loan, all of which the Company used to pay-off the $4,050,000 of principal it borrowed from East West Bank (“EWB”). The Company used its cash on hand to pay the remaining $50,000 it borrowed from EWB plus accrued and unpaid interest.

●	The Company must make monthly principal payments of approximately $83,000 plus accrued and unpaid interest on the last business day of each month commencing on October 31, 2018 and through the loan’s maturing date, September 30, 2022.

●	Other than during the continuance of an event of default, the loan bears interest at a variable rate per annum equal to the prime rate as set forth in The Wall Street Journal plus 1.75%.

●	The Company granted and pledged to Avidbank a first-priority security interest in all its existing and future personal property.

●	The Company must comply with these financial covenants:

○	EBITDA (as defined below) must be at least $1,000,000 for the trailing six month period as of the last day of each fiscal quarter. “EBITDA” means (a) net profit (or loss), after provision for taxes, plus (b) interest expense, plus (c) to the extent deducted in the calculation of net profit (or loss), depreciation expense and amortization expense, plus (d) income tax expense, plus (e) to the extent approved by Avidbank, other noncash expenses and charges, other onetime charges, and any losses arising from the sale, exchange, transfer or other disposition of assets not in the ordinary course of business.

○	The aggregate amount of unrestricted cash the Company has in deposit accounts or securities accounts maintained with Avidbank must be not less than $2,000,000 at all times.

●	Subject to customary exceptions, the Company is prohibited from borrowing additional indebtedness.

●	The Company paid $20,000 to Avidbank as a facility fee upon entering into the loan and security agreement.

●	If the Company prepays the loan before September 28, 2019, it must pay a prepayment fee of 1.75% of the principal amount repaid, and if the Company prepays the loan on or after such date but before September 28, 2020, it must pay a prepayment fee of 1.00% of the principal amount prepaid. There is no prepayment fee if the Company prepays the loan on or after September 28, 2020.

As of December 31, 2018, the Company was in compliance with both financial covenants described above.

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

As of December 31, 2018, $3,750,000 of the term loan was outstanding, with $1,000,000 recorded in current portion of long-term debt and the remaining $2,750,000 recorded as long-term debt on the Company’s balance sheet. The Company recorded debt issuance costs of $23,000, which includes the $20,000 facility fee. The debt issuance costs will be amortized to interest expense beginning in October 2018 using the effective interest rate method over the life of the loan. The unamortized balance of the debt issuance costs as of December 31, 2018 was $21,000 and is recorded as a reduction of long term debt.

In connection with entering into the loan and security agreement with Avidbank, the amended and restated loan and security agreement the Company entered into with EWB on November 29, 2017, as amended on March 12, 2018, terminated on September 28, 2018.

Equipment Notes Payable

In May 2013, the Company entered into a financing arrangement with a lender under which the Company borrowed funds to purchase certain equipment. Initially, the maximum amount the Company could borrow under this financing arrangement was $500,000. Over time, the lender increased that maximum amount, and as of December 31, 2018, the maximum amount was $9,690,000, all of which has been borrowed. In April 2015, the Company used approximately $3,381,000 of the proceeds borrowed under a prior credit facility with EWB to pay down a portion of the principal amount the Company had borrowed under this financing arrangement, accrued interest and a prepayment fee.

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

As of December 31, 2018, there were no remaining amounts outstanding under this financing arrangement. The Company will not have access to any additional funds under this financing arrangement.

Long-Term Debt Principal Payments

Future minimum principal payments under long-term debt as of December 31, 2018 are as follows:

Years Ending December 31,	Principal Payments
2019	$1,000,000
2020	1,000,000
2021	1,000,000
2022	750,000
Total	$3,750,000

Interest expense related to long-term debt for the years ended December 31, 2018 and 2017 was $296,000 and $425,000, respectively.

12. Commitments

Operating Leases

The Company leases office and production facilities and equipment under agreements that expire at various dates through 2026. Certain leases contain renewal provisions and escalating rental clauses and generally require the Company to pay utilities, insurance, taxes and other operating expenses.

In August 2018, the Company entered into an agreement to lease approximately 16,000 square feet of office space in Carlsbad, California (the “Carlsbad Lease”). The Company relocated its corporate headquarters to this new location. The term of the Carlsbad Lease is from December 2018 through April 2026. The Company has a one-time option to renew the lease for an additional five-year extension. Base rent is abated by 50% for months two through nine of the term. Base rent escalates annually beginning in December 2019 by approximately 3.5% per year. The Company will pay its share of the lessor’s operating expenses, which includes utilities, insurance, taxes, and other operating expenses.

As required in the Carlsbad Lease, the Company’s bank, Avidbank, issued a letter of credit to the lessor in the amount of $250,000 as security, which amount will reduce by $50,000 each year beginning December 1, 2019, provided there has been no default under the lease. Avidbank required the Company to deposit $250,000 in a restricted cash account maintained with the bank, which amount will reduce in alignment with the amount required under the letter of credit each year. The Company recorded the $250,000 deposit as restricted cash on its balance sheet, with $50,000 being recorded in short-term restricted cash and the balance being recorded in long-term restricted cash. The amount deposited in such account will not count toward the covenant under the Avidbank loan and security agreement that requires the Company to have an aggregate amount of unrestricted cash in deposit accounts or securities accounts maintained with Avidbank of not less than $2,000,000 at all times.

For the years ended December 31, 2018 and 2017, total lease expense under operating leases was $528,000 and $510,000, respectively.

As of December 31, 2018, future minimum lease payments under operating leases are as follows:

Years Ending December 31,	Lease Payment
2019	$425,000
2020	615,000
2021	620,000
2022	634,000
2023	655,000
Thereafter	1,601,000
Total	$4,550,000

As a result of Topic 842, which the Company adopted on January 1, 2019, the Company is required to recognize a lease liability, which is the lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Accordingly, on the January 1, 2019 transition date to Topic 842, the Company expects to recognize on its consolidated balance sheet approximately $3.5 million of operating lease liabilities, and approximately $2.3 million of corresponding operating right-of use assets, net of tenant improvement allowances. See “Recent Accounting Pronouncements” in Note 2 for further details on Topic 842.

Capital Leases

As of December 31, 2018 and 2017, property held under current capital leases was as follows:

	For the Years Ended
	December 31,
	2018	2017
Office equipment	$357,000	$362,000
Site equipment	-	250,000
Accumulated depreciation	(276,000)	(322,000)
Total	$81,000	$290,000

Total depreciation expense under capital leases was $81,000 and $95,000 for the years ended December 31, 2018 and 2017, respectively.

As of December 31, 2018, future minimum principal payments under capital leases are as follows:

Years Ending December 31,	Principal Payment
2019	$45,000
2020	21,000
2021	20,000
Total	$86,000

The adoption of Topic 842 did not have a material impact on the balances of the Company’s capital lease liabilities or the associated assets on the transition date of January 1, 2019. See “Recent Accounting Pronouncements” in Note 2 for further details on Topic 842.

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

Sales and Use Tax

From time to time, state tax authorities will make inquiries as to whether or not a portion of the Company’s services require the collection of sales and use taxes from customers in those states. Many states have expanded their interpretation of their sales and use tax statutes to subject more activities to tax. The Company evaluates such inquiries on a case-by-case basis and has favorably resolved the majority of these tax issues in the past without any material adverse consequences. There were no liabilities recorded in either of the years ended December 31, 2018 or 2017.

14. Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes the accumulated gains or losses from foreign currency translation adjustments. The Company translated the assets and liabilities on the balance sheet of its subsidiary, NTN Canada Inc., into U.S. dollars using the period end exchange rate. Revenue and expenses were translated using the weighted-average exchange rates for the reporting period. As of December 31, 2018 and 2017, $200,000 and $345,000, respectively, of accumulated foreign currency translation adjustments were recorded in accumulated other comprehensive income, respectively.

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

