Form 10-Q
period 2019-03-31
NTN BUZZTIME INC
filed 2019-05-14
CIK 748592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

Commission file number 001-11460

NTN Buzztime, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	31-1103425
(State of incorporation)	(I.R.S. Employer Identification No.)

1800 ASTON AVENUE, SUITE 100, CARLSBAD, CALIFORNIA	92008
(Address of principal executive offices)	(Zip Code)

(760) 438-7400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	NTN	NYSE American

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

As of May 8, 2019, the registrant had outstanding 2,878,980 shares of common stock, $0.005 par value per share.

NTN BUZZTIME, INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amount)

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,666	$2,536
Restricted cash	50	50
Accounts receivable, net of allowances of $534 and $374, respectively	848	1,143
Site equipment to be installed	2,183	2,539
Prepaid expenses and other current assets	461	517
Total current assets	6,208	6,785
Restricted cash, long-term	200	200
Operating lease right-of-use assets	2,264	-
Fixed assets, net	4,319	4,667
Software development costs, net of accumulated amortization of $3,070 and $2,973, respectively	2,276	2,018
Deferred costs	427	424
Goodwill	681	667
Other assets	100	103
Total assets	$16,475	$14,864

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$480	$271
Accrued compensation	404	572
Accrued expenses	416	444
Sales taxes payable	77	87
Income taxes payable	12	1
Current portion of long-term debt	1,000	1,000
Current portion of obligations under operating leases	244	-
Current portion of obligations under financing leases	32	45
Current portion of deferred revenue	1,194	1,371
Other current liabilities	198	233
Total current liabilities	4,057	4,024
Long-term debt	2,482	2,729
Long-term obligations under operating leases	3,186	-
Long-term obligations under financing leases	36	41
Long-term deferred revenue	23	30
Deferred rent	-	1,123
Total liabilities	9,784	7,947

Shareholders’ Equity
Series A 10% cumulative convertible preferred stock, $0.005 par value, $156 liquidation preference, 156 shares authorized, issued and outstanding at March 31, 2019 and December 31, 2018	1	1
Common stock, $0.005 par value, 15,000 shares authorized at March 31, 2019 and December 31, 2018; 2,878 and 2,875 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	14	14
Treasury stock, at cost, 10 shares at March 31, 2019 and December 31, 2018	(456)	(456)
Additional paid-in capital	136,606	136,552
Accumulated deficit	(129,707)	(129,394)
Accumulated other comprehensive income	233	200
Total shareholders’ equity	6,691	6,917
Total liabilities and shareholders’ equity	$16,475	$14,864

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues
Subscription revenue	$3,833	$4,065
Hardware revenue	205	679
Other revenue	794	1,017
Total Revenue	4,832	5,761
Operating expenses:
Direct operating costs (includes depreciation and amortization of $651 and $553, respectively)	1,484	1,967
Selling, general and administrative	3,469	4,021
Depreciation and amortization (excluding depreciation and amortization included in direct operating costs)	96	86
Total operating expenses	5,049	6,074
Operating loss	(217)	(313)
Other expense, net	(85)	(94)
Loss before income taxes	(302)	(407)
Provision for income taxes	(11)	(2)
Net loss	$(313)	$(409)

Net loss per common share - basic and diluted	$(0.11)	$(0.16)

Weighted average shares outstanding - basic and diluted	2,866	2,510

Comprehensive loss
Net loss	$(313)	$(409)
Foreign currency translation adjustment	33	(48)
Total comprehensive loss	$(280)	$(457)

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the three months ended March 31, 2019 and 2018 (unaudited)

(in thousands)

	Series A Cumulative Convertible					Additional		Accumulated Other
	Preferred Stock		Common Stock		Treasury	Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Income	Total

Balances at January 1, 2019	156	$1	2,875	$14	$(456)	$136,552	$(129,394)	$200	$6,917
Foreign currency translation adjustment	-	-	-	-	-	-	-	33	33
Net loss	-	-	-	-	-	-	(313)	-	(313)
Issuance of common stock upon vesting of restricted stock units	-	-	3	-	-	(5)	-	-	(5)
Non-cash stock based compensation	-	-	-	-	-	59	-	-	59
Balances at March 31, 2019	156	$1	2,878	$14	$(456)	$136,606	$(129,707)	$233	$6,691

	Series A Cumulative Convertible					Additional		Accumulated Other
	Preferred Stock		Common Stock		Treasury	Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Income	Total
Balances at January 1, 2018	156	$1	2,521	$13	$(456)	$134,752	$(129,119)	$345	$5,536
Foreign currency translation adjustment	-	-	-	-	-	-	-	(48)	(48)
Net loss	-	-	-	-	-	-	(409)	-	(409)
Non-cash stock based compensation	-	-	-	-	-	117	-	-	117
Balances at March 31, 2018	156	$1	2,521	$13	$(456)	$134,869	$(129,528)	$297	$5,196

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three months ended March 31,
	2019	2018
Cash flows provided by (used in) operating activities:
Net loss	$(313)	$(409)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	747	639
Provision for doubtful accounts	30	8
Amortization of operating lease right-of-use assets	72	-
Scrap expense	2	7
Stock-based compensation	59	117
Amortization of debt issuance costs	3	8
Loss from disposition of equipment and capitalized software	8	2
Changes in assets and liabilities:
Accounts receivable	264	(327)
Site equipment to be installed	87	397
Operating lease liabilities	(28)	-
Prepaid expenses and other assets	58	(407)
Accounts payable and accrued liabilities	2	(37)
Income taxes payable	10	7
Deferred costs	(3)	148
Deferred revenue	(184)	(176)
Deferred rent	-	(50)
Other liabilities	(34)	(47)
Net cash provided by (used in) operating activities	780	(120)
Cash flows used in investing activities:
Capital expenditures	(41)	(169)
Capitalized software development expenditures	(355)	(203)
Net cash used in investing activities	(396)	(372)
Cash flows used in financing activities:
Prinicipal payments on long-term debt	(250)	(182)
Principal payments on financing leases	(18)	(44)
Tax withholding related to net share settlement of vested restricted stock units	(5)	-
Net cash used in financing activities	(273)	(226)
Net increase (decrease) in cash, cash equivalents and restricted cash	111	(718)
Effect of exchange rate on cash and cash equivalents	19	(25)
Cash, cash equivalents and restricted cash at beginning of period	2,786	3,378
Cash, cash equivalents and restricted cash at end of period	$2,916	$2,635

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$71	$85
Income taxes	$1	$-
Supplemental disclosure of non-cash investing and financing activities:
Initial measurement of operating lease right-of-use assets and liabilities	$3,458	$-
Site equipment transferred to fixed assets	$268	$472
Equipment acquired under capital lease	$-	$5
Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$2,666	$2,635
Restricted cash	50	-
Restricted cash, long-term	200	-
Total cash, cash equivalents and restricted cash at end of period	$2,916	$2,635

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

At March 31, 2019, 2,632 venues in the U.S. and Canada subscribed to the Company’s interactive entertainment network, of which approximately 85% were using the tablet platform.

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

These condensed consolidated financial statements should be read with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2018. The accompanying condensed balance sheet as of December 31, 2018 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2019, or any other period.

In connection with preparing its financial statements as of and for the period ended March 31, 2019, the Company evaluated whether there are conditions and events, considered in the aggregate, that are known and reasonably knowable that would raise substantial doubt about its ability to continue as a going concern within twelve months after the date that such financial statements are issued. The Company believes it has sufficient cash to meet its operating cash requirements and to fulfill its debt obligations for at least the next twelve months after the date that such financial statements are issued. The Company continues to have discussions with Buffalo Wild Wings regarding the possibility of continuing the relationship beyond November 2019, which is when the relationship under existing agreements terminates in accordance with their terms. The Company is also having similar discussions directly with Buffalo Wild Wing franchisees. In addition, the Company is continuing to explore and evaluate additional financing alternatives, including additional equity financings and alternative sources of debt. These efforts are being undertaken to increase the likelihood that the Company will be able to successfully execute its current long-term operating and strategic plan and to position the Company to take advantage of market opportunities for growth and to respond to competitive pressures. If the Company’s cash and cash equivalents are not sufficient to meet future capital requirements, it will not be able to successfully execute its current long-term operating and strategic plan or take advantage of market opportunities for growth and may have to reduce planned capital expenses, reduce operational cash uses or raise capital on terms that are not as favorable to the Company as they otherwise might be. Any actions the Company may undertake to reduce planned capital expenses or reduce operational cash uses may not cover shortfalls in available funds. If the Company requires additional capital, it may not secure additional capital on terms acceptable to the Company, or at all.

(2) Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“Topic 606”). The Company generates revenue by charging subscription fees for its service to network subscribers, by leasing equipment to certain network subscribers, by selling equipment, by hosting live trivia events, by selling advertising aired on in-venue screens and as part of customized games, by licensing its content for use with third-party equipment, from providing professional services (such as developing certain functionality within the Company’s platform for customers), and from pay-to-play arcade player games.

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

The Company’s customers predominantly range from small independently operated bars and restaurants to bars and restaurants operated by national chains. This results in diverse venue sizes and locations. As of March 31, 2019, 2,632 venues in the U.S. and Canada subscribed to the Company’s interactive entertainment network, of which, approximately 46% were Buffalo Wild Wings corporate-owned restaurants and its franchisees. In October 2018, Buffalo Wild Wings informed us that it determined not to rollout our order, payment and guest insights functionality and that its relationship with us would continue in accordance with existing agreements we entered into in the ordinary course of business, and which terminate in accordance with their terms in November 2019. See “PART II — OTHER INFORMATION, ITEM 1A., Risk Factors.”

The table below sets forth the approximate amount of revenue the Company generated from Buffalo Wild Wings corporate-owned restaurants and its franchisees during the three months ended March 31, 2019 and 2018, and the percentage of total revenue that such amount represents for such periods:

	Three months ended March 31,
	2019	2018
Buffalo Wild Wings revenue	$1,936,000	$2,798,000
Percent of total revenue	40%	49%

As of March 31, 2019 and December 31, 2018, approximately $248,000 and $552,000, respectively, was included in accounts receivable from Buffalo Wild Wings corporate-owned restaurants and its franchisees.

The geographic breakdown of the Company’s revenue for the three months ended March 31, 2019 and 2018 were as follows:

	Three months ended March 31,
	2019	2018
United States	$4,661,000	$5,592,000
Canada	171,000	169,000
Total assets	$4,832,000	$5,761,000

The Company enters into contracts and may recognize contract assets and liabilities that arise from these contracts. The Company recognizes revenue and corresponding cash for customers who auto pay via their bank account or credit card, or the Company recognizes a corresponding accounts receivable for customers the Company invoices. The Company may receive consideration from customers, per the terms of the contract, prior to transferring goods or services to the customer. In such instances, the Company records a contract liability and recognizes the contract liability as revenue when all revenue recognition criteria are met. The table below shows the balance of contract liabilities as of March 31, 2019 and December 31, 2018, including the change during the periods.

Deferred Revenue
Balance at January 1, 2019	$1,401,000
New performance obligations	260,000
Revenue recognized	(444,000)
Balance at March 31, 2019	1,217,000
Less non-current portion	(23,000)
Current portion at March 31, 2019	$1,194,000

The Company does not generally recognize revenue in advance of when the contract gives the Company the right to invoice a customer, and therefore the Company did not recognize any related contract assets as of March 31, 2019.

(3) Basic and Diluted Earnings Per Common Share

Basic earnings per share excludes the dilutive effects of options, warrants and other convertible securities. Diluted earnings per share reflects the potential dilutions of securities that could share in the Company’s earnings. Options, warrants and convertible preferred stock representing approximately 262,000 and 288,000 shares of common stock were excluded from the computations of diluted net loss per common share for the three months ended March 31, 2019 and 2018, respectively, as their effect was anti-dilutive.

(4) SHAREHOLDERS’ EQUITY

Stock-based Compensation

The Company’s stock-based compensation plans include the NTN Buzztime, Inc. Amended 2010 Performance Incentive Plan (the “Amended 2010 Plan”) and the NTN Buzztime, Inc. 2014 Inducement Plan (the “2014 Plan”). The Amended 2010 Plan provides for the grant of up to 240,000 share-based awards and expires in February 2020. The 2014 Plan provides for the grant of up to 85,000 share-based awards to a new employee as an inducement material to the new employee entering into employment with the Company and expires in September 2024. As of March 31, 2019, approximately 1,000 share-based awards were available for grant under the Amended 2010 Plan and there were no share-based awards available for grant under the 2014 Plan. The nominating and corporate governance/compensation committee of the Company’s board of directors administers the Company’s stock-based compensation plans. Among other things, the committee selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures, if any, and other provisions of the award.

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

The Company did not grant any stock options and no options were exercised during the three months ended March 31, 2019 or 2018.

Outstanding restricted stock units are settled in an equal number of shares of common stock on the vesting date of the award. A stock unit award is settled only to the extent vested. Vesting generally requires the continued employment by the award recipient through the respective vesting date. Because restricted stock units are settled in an equal number of shares of common stock without any offsetting payment by the recipient, the measurement of cost is based on the quoted market price of the stock at the measurement date, which is the grant date. During the three months ended March 31, 2019, the Company granted approximately 47,000 restricted stock units with a weighted average grant date fair value of $3.72 per restricted stock unit. During the three months ended March 31, 2018, the Company granted approximately 53,000 restricted stock units with a weighted average grant date fair value of $6.04 per restricted stock unit. All restricted stock units granted vest as to 16.67% of the total underlying shares on the six month anniversary of the grant date and as to the balance of the total underlying shares in 30 substantially equal monthly installments, beginning on the seven month anniversary of the grant date, subject to accelerated vesting in the event of a change in control.

Under the Amended 2010 Plan, in lieu of paying cash to satisfy withholding taxes due upon the settlement of vested restricted stock units, an employee may elect to have shares of common stock withheld that would otherwise be issued at settlement, the value of which is equal to the amount of withholding taxes payable. During the three months ended March 31, 2019, approximately 4,000 restricted stock units vested and were settled, and as a result of employees electing to satisfy applicable withholding taxes by having the Company withhold shares, approximately 3,000 shares of common stock were issued. There were no restricted stock units that vested and settled during the three months ended March 31, 2018.

The Company estimates forfeitures, based on historical activity, at the time of grant and revises such estimates if necessary in subsequent periods if actual forfeiture rates differ from those estimates. Stock-based compensation expense for employees during the three months ended March 31, 2019 and 2018 was $59,000 and $117,000, respectively, and is expensed in selling, general and administrative expenses and credited to the additional paid-in-capital account.

(5) DEBT

Term Loan

In September 2018, the Company entered into a loan and security agreement with Avidbank for a one-time 48-month term loan in the amount of $4,000,000. The Company makes monthly principal payments of approximately $83,000 plus accrued and unpaid interest. As of March 31, 2019, $3,500,000 of the term loan was outstanding, with $1,000,000 recorded in current portion of long-term debt and the remaining $2,500,000 recorded as long-term debt on the Company’s balance sheet. The Company recorded debt issuance costs of $23,000, which includes the $20,000 facility fee. The debt issuance costs will be amortized to interest expense beginning in October 2018 using the effective interest rate method over the life of the loan. The unamortized balance of the debt issuance costs as of March 31, 2019 was $18,000 and is recorded as a reduction of long term debt. The Company must comply with the following financial covenants:

●	EBITDA (as defined below) must be at least $1,000,000 for the trailing six month period as of the last day of each fiscal quarter. “EBITDA” means (a) net profit (or loss), after provision for taxes, plus (b) interest expense, plus (c) to the extent deducted in the calculation of net profit (or loss), depreciation expense and amortization expense, plus (d) income tax expense, plus (e) to the extent approved by Avidbank, other noncash expenses and charges, other onetime charges, and any losses arising from the sale, exchange, transfer or other disposition of assets not in the ordinary course of business.

●	The aggregate amount of unrestricted cash the Company has in deposit accounts or securities accounts maintained with Avidbank must be not less than $2,000,000 at all times.

As of March 31, 2019, the Company was in compliance with both of these financial covenants.

(6) LEASES

On January 1, 2019, the Company adopted ASC No. 842, Leases (“Topic 842”). Topic 842 primarily requires lessees to recognize at the lease commencement date a lease liability, which is the lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessees and lessors must either (i) apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements or (ii) recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Applying a full retrospective transition approach is not allowed. The Company elected to use the cumulative-effect transition method upon adoption.

Topic 842 also allows lessees and lessors to elect certain practical expedients. The Company elected the following practical expedients:

●	Transitional practical expedients, which must be elected as a package and applied consistently to all of the Company’s leases:

○	The Company need not reassess whether any expired or existing contracts are or contain leases.
○	The Company need not reassess the lease classification for any expired or existing leases (that is, all existing leases that were classified as operating leases in accordance with the previous guidance will be classified as operating leases, and all existing leases that were classified as capital leases in accordance with the previous guidance will be classified as finance leases).
○	The Company need not reassess initial direct costs for any existing leases.

●	Hindsight practical expedient. The Company elected the hindsight practical expedient in determining the lease term (that is, when considering lessee options to extend or terminate the lease and to purchase the underlying asset) and in assessing impairment of the Company’s right-of-use assets.

●	As a lessor, the Company elected to not separate nonlease components from lease components when both of the following are met:

○	The timing and patterns of transfer for the lease component and nonlease component associated with that lease component are the same; and

○	The lease component, if accounted for separately, would be classified as an operating lease.

As Lessee

The Company has entered into operating leases for office and production facilities and equipment under agreements that expire at various dates through 2026. Certain of these leases contain renewal provisions and escalating rental clauses and generally require the Company to pay utilities, insurance, taxes and other operating expenses. The Company also has property held under financing leases that expire at various dates through 2021. The Company’s leases do not contain any residual value guarantees or material restrictive covenants.

Upon adoption of Topic 842, the Company recognized on its consolidated balance sheet as of January 1, 2019 an initial measurement of approximately $3,458,000 of operating lease liabilities, and approximately $2,336,000 of corresponding operating right-of use assets, net of tenant improvement allowances. The initial measurement of the financing leases under Topic 842 did not have a material change from the balances of the financing lease liabilities and assets recorded prior to the adoption of Topic 842. There was also no cumulative effect adjustment to retained earnings as a result of the transition to Topic 842. The Company recorded the initial recognition of the operating leases as a supplemental noncash financing activity on the accompanying statement of cash flows. The adoption of Topic 842 did not have a material impact on the Company’s consolidated statement of operations.

The tables below show the initial measurement of the operating lease right-of-use assets and liabilities as of January 1, 2019 and the balances as of March 31, 2019, including the changes during the periods.

Operating lease right-of-use assets
Initial measurement at January 1, 2019	$3,458,000
Less tenant improvement allowance	(1,122,000)
Net right-of-use assets at January 1, 2019	2,336,000
Less amortization of operating lease right-of-use assets	(72,000)
Operating lease right-of-use assets at March 31, 2019	$2,264,000

Operating lease liabilities
Initial measurement at January 1, 2019	$3,458,000
Less principal payments on operating lease liabilities	(28,000)
Operating lease liabilities at March 31, 2019	3,430,000
Less non-current portion	(3,186,000)
Current portion at March 31, 2019	$244,000

As of March 31, 2019, the Company’s operating leases have a weighted-average remaining lease term of 7.0 years and a weighted-average discount rate of 7.25%. The maturities of the operating lease liabilities are as follows:

As of
March 31, 2019
2019	$334,000
2020	615,000
2021	620,000
2022	634,000
2023	655,000
Thereafter	1,601,000
Total operating lease payments	4,459,000
Less imputed interest	(1,029,000)
Present value of operating lease liabilities	$3,430,000

For the three months ended March 31, 2019 and 2018, total lease expense under operating leases was approximately $135,000 and $133,000, respectively, and was recorded in selling, general and administrative expenses.

The tables below show the initial measurement of the financing lease right-of-use assets and liabilities as of January 1, 2019 and the balances as of March 31, 2019, including the changes during the periods. The Company’s financing lease right-of-use assets are included in “Fixed assets, net” on the accompanying consolidated balance sheet.

Financing lease right-of-use assets
Initial measurement at January 1, 2019	$80,000
Less depreciation of financing lease right-of-use assets	(16,000)
Financing lease right-of-use assets at March 31, 2019	$64,000

Financing lease liabilities
Initial measurement at January 1, 2019	$86,000
Less principal payments on financing lease liabilities	(18,000)
Financing lease liabilities as of March 31, 2019	68,000
Less non-current portion	(36,000)
Current portion at March 31, 2019	$32,000

As of March 31, 2019, the Company’s financing leases have a weighted-average remaining lease term of 2.4 years and a weighted-average discount rate of 5.51%. The maturities of the financing lease liabilities are as follows:

As of
March 31, 2019
2019	$29,000
2020	23,000
2021	21,000
Total financing lease payments	73,000
Less imputed interest	(5,000)
Present value of financing lease liabilities	$68,000

For the three months ended March 31, 2019 and 2018, total lease costs under financing leases were approximately $22,000 and $48,000, respectively.

As Lessor

Topic 842 did not make fundamental changes to lease accounting guidance for lessors. Therefore there was no financial statement impact due to the adoption of Topic 842. As a lessor, the Company has two types of customer contracts that involve leases: right-to-use operating leases and sales-type leases.

Right-to-use operating leases. Certain customers enter into contracts to obtain subscription services from the Company, which includes the Company’s content (nonlease component) and equipment installed in the customer locations so the customer can access the content (lease component). The timing and pattern of the transfer of both the subscription services and the equipment are the same, that is, the Company’s subscription services are made available to its customer at the same time as the equipment is installed. Additionally, the Company has determined that the lease component of these customer contracts is an operating lease. Accordingly, the Company has concluded that these contracts qualify for the practical expedient permitted under Topic 842 to not separate the nonlease component from the related lease component. Instead, the Company treats the combined component as a single performance obligation under Topic 606, Revenue from Contracts with Customers, as the Company has concluded that the nonlease component (subscription services) is the predominant component of the combined component.

Sales-type leases. As with the contracts under right-of-use operating leases, certain customers enter into contracts to obtain subscription services from the Company, which includes the Company’s content (nonlease component) and equipment installed in the customer locations so the customer can access the content (lease component). Generally, the equipment lease term is for three years and the customer prepays its lease in full. After the lease term, the lessee may purchase the equipment for a nominal fee or lease new equipment. Although the timing and pattern of the transfer of both the subscription services and the equipment may be the same, the provisions of the contract related to the equipment results in a sales-type lease, and therefore, the Company cannot treat both the nonlease component and the lease component as a combined component. Accordingly, the nonlease component is accounted for under Topic 606 and the sales-type lease is accounted for under Topic 842 and separately disaggregated on the Company’s statement of operations.

(7) ACCUMULATED OTHER COMPREHENSIVE INCOME

The United States dollar is the Company’s functional currency, except for its operations in Canada where the functional currency is the Canadian dollar. The financial position and results of operations of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. In accordance with ASC No. 830, Foreign Currency Matters, revenues and expenses of the Company’s foreign subsidiaries have been translated into U.S. dollars using the average exchange rates during the reporting period, and the assets and liabilities of such subsidiaries have been translated using the period end exchange rate. Accumulated other comprehensive income includes the accumulated gains or losses from these foreign currency translation adjustments. As of March 31, 2019 and December 31, 2018, $233,000 and $200,000 of foreign currency translation adjustments were recorded in accumulated other comprehensive income, respectively.

(8) RECENT ACCOUNTING PRONOUNCEMENTS

In November 2018, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. This ASU requires certain transactions between participants in a collaborative arrangement to be accounted for as revenue under the new revenue standard when the participant is a customer. The standard is effective for fiscal years beginning after December 15, 2019 (which will be January 1, 2020 for the Company). The Company does not expect that the adoption of this standard will have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for fiscal years beginning after December 15, 2019 (which will be January 1, 2020 for the Company) and can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Early adoption is permitted at any time. The Company does not expect that the adoption of this ASU will have a significant impact on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies certain disclosure requirements on fair value measurements. The standard is effective for fiscal years beginning after December 15, 2019 (which will be January 1, 2020 for the Company). The Company does not expect that the adoption of this standard will have a material impact on its consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This report and the documents incorporated by reference, if any, contain “forward-looking statements” – that is statements related to future events, results, performance, prospects and opportunities, including statements related to our strategic plans and targets, revenue generation, product availability and offerings, capital needs, capital expenditures, industry trends and our financial position. Forward-looking statements are based on information currently available to us, on our current expectations, estimates, forecasts, and projections about the industries in which we operate and on the beliefs and assumptions of management. Forward looking statements often contain words such as “expects,” “anticipates,” “could,” “targets,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “would,” and similar expressions. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, and other characterizations of future events or circumstances, are forward-looking statements. Forward-looking statements by their nature address matters that are, to different degrees, subject to risks and uncertainties that could cause actual results to differ materially and adversely from those expressed in any forward-looking statements. For us, particular factors that might cause or contribute to such differences include (1) our ability to maintain or improve our relationship with Buffalo Wild Wings, who together with its franchisees accounted for a significant portion of our revenues, and whose relationship with us under current contractual terms will terminate in November 2019; (2) our ability to raise additional funds in the future on favorable terms; we have borrowed substantially all amounts available to us under existing credit facilities and, subject to limited exceptions, our loan and security agreement with Avidbank prohibits us from borrowing additional amounts from other lenders; (3) our ability to compete effectively within the highly competitive interactive games, entertainment and marketing services industries, including our ability to successfully commercially launch attractive product offerings; (4) the impact of new products and technological change, especially in the mobile and wireless markets, on our operations and competitiveness; (5) risks relating to the exploration of strategic alternatives that we announced in December 2018; (6) our ability to maintain an adequate supply of our tablets and related equipment; (7) our ability to comply with our financial covenants to Avidbank and its right to declare a default if we do not, which could lead to all payment obligations becoming immediately due and payable; (8) our ability to adequately protect our proprietary rights and intellectual property; (9) our ability to grow our subscription revenue and successfully implement our other business strategies; (10) our ability to successfully and efficiently manage the design, manufacturing and assembly process of the tablet and related equipment used in our tablet platform; and (11) the other risks and uncertainties described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and described in other documents we file from time to time with the Securities and Exchange Commission, or SEC, including this report and our other Quarterly Reports on Form 10-Q. Readers are urged not to place undue reliance on the forward-looking statements in this report or incorporated by reference herein, which speak only as of the date of this report. Except as required by law, we undertake no obligation to revise or update any such forward-looking statement to reflect future events or circumstances.

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to, and should be read with, the accompanying unaudited condensed consolidated financial statements and notes, included in Item 1 of this Quarterly Report on Form 10-Q, to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. All dollar amounts in this discussion are rounded to the nearest thousand. Our discussion is organized as follows:

●	Overview and Highlights. This section generally describes our business and significant events and transactions we believe are important in understanding our financial condition and results of operations.

●	Critical Accounting Policies. This section lists our significant accounting policies, including any material changes in our critical accounting policies, estimates and judgments during the three months ended March 31, 2019 from those described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2018.

●	Results of Operations. This section provides an analysis of our results of operations presented in the accompanying unaudited condensed consolidated statements of operations by comparing the results for the three months ended March 31, 2019 to the results for the three months ended March 31, 2018.

●	Liquidity and Capital Resources. This section provides an analysis of our historical cash flows, and our future capital requirements.

●	Recent Accounting Pronouncements. This section provides information related to new or updated accounting guidance that may impact our consolidated financial statements.

●	Off-Balance Sheet Arrangements. This section provides information related to any off-balance sheet arrangement we may have that would affect our consolidated finance statements.

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

Since 2016, over 115 million games were played on our network annually, and as of March 31, 2019, approximately 56% of our network subscriber venues are affiliated with national and regional restaurant brands, including Buffalo Wild Wings, Buffalo Wings & Rings, Old Chicago, Native Grill & Wings, Houlihans, Beef O’Brady’s, Boston Pizza, and Arooga’s.

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

Our Strategy

Below is a discussion of our strategy and highlights of accomplishments and milestones achieved during 2019:

Buzztime Basic. Our tablet product offering has repeatedly been proven to have a positive business impact for the venues who offer it to their customers. We call that impact the Buzztime Network Effect. However, we have had challenges acquiring new venues because delivering the robust, real time, multi-player experience available through our tablet product offering requires extensive amounts of equipment and expertise to deploy. That equipment and expertise results in a relatively high entry price point, which limits our market opportunity.

To address this problem, following months of development and research, during the second quarter of 2019 we began field testing a lower cost, entry-level product that we call Buzztime Basic. We believe that this capital-light, entry-level offering will enable customers to achieve the Buzztime Network Effect with less financial risk. We will deploy Buzztime Basic on a market-by-market basis.

The brains behind Buzztime Basic is Site Hub, our redesigned personal computer, about the size of a deck of cards, that streams our content to television screens within the venue. Currently, a portion of our trivia content is available for streaming through Site Hub. Players will be able to play our trivia games on their mobile phones through our new mobile app, discussed in more detail below.

Mobile App. In May 2019, we released an open beta version of our mobile app, which can be found in both the Apple App store and Google Play. Our app allows players to use their own mobile device to play along with most of our network trivia games within our customer’s venues. The app is a complement to our tablet platform experience and is the primary means of playing our trivia games in Buzztime Basic. We expect to release the remainder of our trivia games during the second and third quarters of 2019, with possible new releases thereafter.

Advertising. During the first quarter of 2019, we rolled out our new, modernized ad platform. This new advertising system gives us access to ad buying platforms where digital advertising inventory is bought and sold on public exchanges and private marketplaces. Since we rolled out our new ad platform, we booked several deals with only a fraction of our inventory open for sale on the marketplace. We continue to work with advertising sales companies to help us improve our advertisement sales and with an advertisement technology company to improve our ad loading, management, and delivery and testing capabilities. We can use advertising to monetize Buzztime Basic, as well as our entire network. If we successfully expand our market reach, we expect that our network will become more attractive to third parties who desire to advertise in the venues in which our network is available, thereby increasing our advertising revenue.

Buffalo Wild Wings. We continue to have discussions with Buffalo Wild Wings, both corporate and its franchisees, regarding the possibility of continuing our relationship beyond November 2019, which is when the relationship under existing agreements terminates in accordance with their terms.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to deferred costs and revenues, depreciation of fixed assets, the provision for income taxes including the valuation allowance, stock-based compensation, bad debts, impairment of software development costs, goodwill, fixed assets, intangible assets and contingencies, including the reserve for sales tax inquiries. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and results and require management’s most subjective judgments.

There have been no material changes in our critical accounting policies, estimates and judgments during the three months ended March 31, 2019 from those described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2018, except for Leases (Topic 842). Upon adoption of Topic 842, we recognized on our consolidated balance sheet as of January 1, 2019 approximately $3,458,000 of operating lease liabilities, and approximately $2,336,000 of corresponding operating right-of use assets, net of tenant improvement allowances. We have also shown the initial recognition of the leases as a supplemental noncash financing activity on the accompanying statement of cash flows. The adoption of Topic 842 did not have a material impact on the Company’s consolidated statement of operations. (See Note 6 to the accompanying unaudited condensed consolidated financial statements for more information on the adoption of Topic 842.)

RESULTS OF OPERATIONS

Three months ended March 31, 2019 compared to the three months ended March 31, 2018.

We incurred a net loss of $313,000 for the three months ended March 31, 2019, compared to incurring a net loss of $409,000 for the three months ended March 31, 2018.

Revenue

The table below summarizes our revenue by type for the period indicated:

	Three months ended March 31,
	2019		2018
	$	% of Total Revenue	$	% of Total Revenue	$ Change	% Change
Subscription revenue	3,833,000	79.3%	4,065,000	70.6%	(232,000)	(5.7%)
Hardware revenue	205,000	4.2%	679,000	11.8%	(474,000)	(69.8%)
Other revenue	794,000	16.5%	1,017,000	17.6%	(223,000)	(21.9%)
Total	4,832,000	100.0%	5,761,000	100.0%	(929,000)	(16.1%)

Subscription Revenue

Subscription revenue decreased for the three months ended March 31, 2019 primarily due to lower average site count and lower average revenue per site when compared to the same period in 2018. In October 2018, Buffalo Wild Wings informed us that it determined not to rollout our order, payment and guest insights functionality and that its relationship with us would continue in accordance with existing agreements we entered into in the ordinary course of business, and which terminate in accordance with their terms in November 2019. If we do not extend the Buffalo Wild Wings relationship beyond November 2019 or add network subscribers to sufficiently offset the subscription revenue we receive and have received in recent years from Buffalo Wild Wings corporate-owned restaurants and its franchisees, we expect our subscription revenue to materially decrease beginning in the first quarter of 2020, which is the first full quarter after our existing agreements with Buffalo Wild Wings corporate-owned restaurants and its franchisees terminate in accordance with their terms. See “PART II — OTHER INFORMATION, ITEM 1A., Risk Factors,” below.

Hardware Revenue

During the three months ended March 31, 2019, hardware revenue decreased primarily due to fewer installations of customers under sales-type lease arrangements when compared to the same period in 2018. We expect to continue recognizing hardware revenue under sales-type lease arrangements during the second quarter of 2019 (and we would recognize a corresponding decrease in deferred revenue), but we are uncertain if we will enter into sales-type lease arrangements thereafter. We expect the amount of hardware revenue under other equipment sale contracts to fluctuate quarter to quarter in correlation with customer contracts.

Other Revenue

During the three months ended March 31, 2019, other revenue decreased primarily due to lower professional services and pay-to-play revenue, offset by increases in advertising and licensed content revenue when compared to the same period in 2018.

Geographic breakdown of our site count for network subscribers was:

	Network Subscribers as of March 31,
	2019	2018
United States	2,491	2,567
Canada	141	136
Total	2,632	2,703

Direct Costs and Gross Margin

A comparison of direct costs and gross margin for the period indicated is shown in the table below:

	For the three months ended March 31,
	2019	2018	Change	% Change
Revenues	$4,832,000	$5,761,000	$(929,000)	(16.1%)
Direct Costs	1,484,000	1,967,000	(483,000)	(24.6%)
Gross Margin	$3,348,000	$3,794,000	$(446,000)	(11.8%)
Gross Margin Percentage	69.3%	65.9%

For the three months ended March 31, 2019, the decrease in direct costs was primarily due to decreases in equipment expense of $341,000 related to lower hardware revenue, service provider and freight expense of approximately $147,000 and other miscellaneous decreases of approximately $93,000. These decreases were offset by increased depreciation expense of approximately $97,000 for capitalized site equipment and software development programs when compared to the same period in 2018.

The increase in gross margin for the three months ended March 31, 2019 was primarily due to lower hardware revenue when compared to the same period in 2018. Our hardware revenue typically has lower margins due to the high cost of the equipment.

Operating Expenses

	For the three months ended March 31,
	2019	2018	Change	% Change
Selling, general and administrative	$3,469,000	$4,021,000	$(552,000)	(13.7%)
Depreciation and amortization (non-direct)	$96,000	$86,000	$10,000	11.6%

Selling, General and Administrative Expenses

The decrease in selling, general and administrative expenses for the three months ended March 31, 2019 was primarily due to decreased payroll and related expense of $485,000 and decreased professional fees of $102,000, offset by an increase in other miscellaneous expense of approximately $35,000 when compared to the same period in 2018.

Depreciation and Amortization Expense

The increase in depreciation and amortization expense for the three months ended March 31, 2019 compared to the same period in 2018 was primarily due to our leasehold improvement asset we recognized as a result of our move to our new headquarters in December 2018. The leasehold improvement asset is being depreciated over the life of the lease, which is 89 months.

Other Expense, Net

	For the three months ended March 31,
	2019	2018	Decrease in other expense, net
Total other expense, net	$(85,000)	$(94,000)	$9,000

For the three months ended March 31, 2019, the decrease in other expense, net was primarily related to decreased interest expense resulting from lower debt balances offset by increased foreign currency exchange losses related to the operations of our Canadian subsidiary when compared to the same period in 2018.

Income Taxes

	For the three months ended March 31,
	2019	2018
Provision for income taxes	$(11,000)	$(2,000)

During 2019, we expect to incur state income tax liability related to our U.S. operations and income tax liability in Canada related to our operations in Canada. We have established a full valuation allowance for substantially all deferred tax assets, including our net operating loss carryforwards, since we could not conclude that we were more likely than not able to generate future taxable income to realize these assets. The effective tax rate differs from the statutory tax rate due primarily to our full valuation allowance.

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

	For the three months ended March 31,
	2019	2018
Net loss per GAAP	$(313,000)	$(409,000)
Interest expense, net	67,000	93,000
Income tax provision	11,000	2,000
Depreciation and amortization	747,000	639,000
EBITDA	$512,000	$325,000

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2019, we had cash, cash equivalents and restricted cash of $2,916,000 compared to cash, cash equivalents and restricted cash of $2,786,000 as of December 31, 2018.

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

As of March 31, 2019, $3,500,000 was outstanding under the Avidbank term loan, with $1,000,000 recorded in current portion of long-term debt and the remaining $2,500,000 recorded as long-term debt on our balance sheet. We recorded debt issuance costs of $23,000, which includes a $20,000 facility fee. The debt issuance costs are being amortized to interest expense using the effective interest rate method over the life of the loan. The unamortized balance of the debt issuance costs as of March 31, 2019 was $18,000 and is recorded as a reduction of long-term debt.

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

As of March 31, 2019, we were in compliance with both covenants.

Subject to customary exceptions, under the loan and security agreement, we are prohibited from borrowing additional indebtedness. We granted and pledged to Avidbank a first-priority security interest in all our existing and future personal property. The loan and security agreement includes customary representations, warranties and covenants (affirmative and negative), including restrictive covenants that, subject to specified exceptions, limit our ability to: dispose of our business or property; merge or consolidate with or into any other business organization; incur or prepay additional indebtedness; create or incur any liens on its property; declare or pay any dividend or make a distribution on any class of our stock; or enter specified material transactions with our affiliates. The loan and security agreement also includes customary events of default Upon the occurrence of an event of default, Avidbank may declare all outstanding obligations immediately due and payable, do such acts as it considers necessary or reasonable to protect its security interest in the collateral, and take such other actions as are set forth in the loan and security agreement.

In connection with preparing our financial statements as of and for the period ended March 31, 2019, we evaluated whether there are conditions and events, considered in the aggregate, that are known and reasonably knowable that would raise substantial doubt about our ability to continue as a going concern within twelve months after the date that such financial statements are issued. We believe we have sufficient cash to meet our operating cash requirements and to fulfill our debt obligations for at least the next twelve months after the date that such financial statements are issued. We continue to have discussions with Buffalo Wild Wings regarding the possibility of continuing the relationship beyond November 2019, which is when the relationship under existing agreements terminates in accordance with their terms. We are also having similar discussions directly with Buffalo Wild Wing franchisees. In addition, we are continuing to explore and evaluate additional financing alternatives, including additional equity financings and alternative sources of debt. These efforts are being undertaken to increase the likelihood that we will be able to successfully execute our current long-term operating and strategic plan and to position us to take advantage of market opportunities for growth and to respond to competitive pressures. If our cash and cash equivalents are not sufficient to meet future capital requirements, we will not be able to successfully execute our current long-term operating and strategic plan or take advantage of market opportunities for growth and may have to reduce planned capital expenses, reduce operational cash uses or raise capital on terms that are not as favorable to us as they otherwise might be. Any actions we may undertake to reduce planned capital expenses or reduce operational cash uses may not cover shortfalls in available funds. If we require additional capital, we may not secure additional capital on terms acceptable to us, or at all.

Working Capital

As of March 31, 2019, we had working capital (current assets in excess of current liabilities) of $2,151,000 compared to working capital of $2,761,000 as of December 31, 2018. The following table shows our change in working capital from December 31, 2018 to March 31, 2019:

Increase (Decrease)
Working capital as of December 31, 2018	$2,761,000
Changes in current assets:
Cash and cash equivalents	130,000
Accounts receivable, net of allowance	(295,000)
Site equipment to be installed	(356,000)
Prepaid expenses and other current assets	(56,000)
Net decrease in current assets	(577,000)
Changes in current liabilities:
Accounts payable	209,000
Accrued compensation	(168,000)
Accrued expenses	(28,000)
Sales taxes payable	(10,000)
Income taxes payable	11,000
Current portion of obligations under operating leases	244,000
Current portion of obligations under financing leases	(13,000)
Deferred revenue	(177,000)
Other current liabilities	(35,000)
Net increase in current liabilities	33,000
Net decrease in working capital	(610,000)
Working capital as of March 31, 2019	$2,151,000

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying unaudited condensed consolidated statements of cash flows, are summarized as follows:

	For the three months ended March 31,
	2019	2018
Cash provided by (used in):
Operating activities	$780,000	$(120,000)
Investing activities	(396,000)	(372,000)
Financing activities	(273,000)	(226,000)
Effect of exchange rates	19,000	(25,000)
Net increase (decrease) in cash, cash equivalents and restricted cash	$130,000	$(743,000)

Net cash provided by (used in) operating activities. The increase in cash provided by operating activities was due to a decrease in net loss of $236,000, after giving effect to adjustments made for non-cash transactions and decreases in cash used in operating assets and liabilities of $664,000 during the three months ended March 31, 2019 when compared to the same period in 2018.

Our largest use of cash is payroll and related costs. Cash used for payroll and related costs decreased $383,000 to $2,550,000 for the three months ended March 31, 2019 from $2,933,000 for the same period in 2018, primarily due to a reduction in incentive compensation and headcount.

Our primary source of cash is cash we generate from customers. Cash received from customers decreased $347,000 to $5,164,000 for the three months ended March 31, 2019 from $5,511,000 for the same period in 2018. This decrease was primarily related to decrease in revenue. If we do not extend our Buffalo Wild Wings relationship beyond November 2019 or add network subscribers to sufficiently offset the subscription revenue we receive and have received in recent years from Buffalo Wild Wings corporate-owned restaurants and its franchisees, we expect our revenue to materially decrease beginning in the first quarter of 2020.

Net cash used in investing activities. Our increase in net cash used in investing activities for the three months ended March 31, 2019 was primarily related to increased capitalized software development expenditures offset by a decrease in capital expenditures when compared to the same period in 2018.

Net cash used in financing activities. The increase in cash used in financing activities was primarily attributable to a an increase in long-term debt payments and tax withholdings related to net share settlements of vested restricted stock units, offset by a reduction in payments on financing leases for the three months ended March 31, 2019 when compared to the same period in 2018.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2018, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. This ASU requires certain transactions between participants in a collaborative arrangement to be accounted for as revenue under the new revenue standard when the participant is a customer. The standard is effective for fiscal years beginning after December 15, 2019 (which will be January 1, 2020 for us). We do not expect that the adoption of this standard will have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for fiscal years beginning after December 15, 2019 (which will be January 1, 2020 for us) and can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Early adoption is permitted at any time. We do not expect that the adoption of this ASU will have a significant impact on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies certain disclosure requirements on fair value measurements. The standard is effective for fiscal years beginning after December 15, 2019 (which will be January 1, 2020 for us). We do not expect that the adoption of this standard will have a material impact on our consolidated financial statements.

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

An investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2018 (our “2018 10-K”) together with all other information contained or incorporated by reference in this report before you invest in our common stock. If any of the risks described in this report or in our 2018 10-K occur, our business, financial condition, results of operations and our future growth prospects could be materially and adversely affected. Under these circumstances, the trading price of our common stock could decline, and you may lose all or part of your investment. As of the date of this report, we do not believe there have been any material changes to the risk factors disclosed in our 2018 10-K except as described below.

We receive a significant portion of our revenues from Buffalo Wild Wings corporate-owned restaurants and its franchisees, and, absent an extension, our relationship will terminate in November 2019, and if we do not make up for that revenue, we expect our subscription revenue to materially decrease beginning in the first quarter of 2020.

For the three months ended March 31, 2019, Buffalo Wild Wings corporate-owned restaurants and its franchisees accounted for approximately 40%, or $1,936,000, of our total revenue. As of that date, approximately $248,000 was included in accounts receivable. For the year ended December 31, 2018, Buffalo Wild Wings corporate-owned restaurants and its franchisees accounted for approximately 44%, or $10,180,000, of our total revenue. As of that date, approximately $552,000 was included in accounts receivable. In October 2018, Buffalo Wild Wings informed us that it determined not to rollout our order, payment and guest insights functionality and that its relationship with us would continue in accordance with existing agreements we entered into in the ordinary course of business, and which terminate in accordance with their terms in November 2019. If we do not extend the Buffalo Wild Wings relationship beyond November 2019 or add network subscribers to sufficiently offset the subscription revenue we receive and have received in recent years from Buffalo Wild Wings corporate-owned restaurants and its franchisees, we expect our subscription revenue to materially decrease beginning in the first quarter of 2020, which could materially and adversely affect our operating results and cash flows. In addition, the inability to demonstrate Buffalo Wild Wings as a strategic user of our expanded functionality tablet platform system could negatively impact achievement of our chain customer site growth goals. Likewise, if any other customer who may in the future represent a significant portion of our revenue were to breach or terminate their subscriptions or otherwise decrease the amount of business they transact with us, we could lose a significant portion of our revenues and cash flow.

Our cash flow from operations may not cover our capital needs to successfully execute our current long-term operating and strategic plans or position us to take advantage of market opportunities for growth or to respond to competitive pressures or unanticipated customer requirements, and we may need to raise additional capital in the future. Such capital may not be available when needed, on acceptable terms or at all and, if available, may dilute current stockholders.

As of March 31, 2019, we had cash, cash equivalents and restricted cash of $2,916,000. As of December 31, 2018, we had cash, cash equivalents and restricted cash of $2,786,000. We have borrowed all amounts available to us under existing credit facilities and, subject to limited exceptions, our loan and security agreement with Avidbank prohibits us from borrowing additional amounts from other lenders. As of March 31, 2019, $3,500,000 was outstanding under that loan agreement, of which $1,000,000 was recorded in current portion of long-term debt and $2,500,000 was recorded in long-term debt on our balance sheet, which is gross of any unamortized debt issuance costs that are recorded as a reduction of long-term debt. The loan matures on September 30, 2022. We must make monthly principal payments of approximately $83,000 plus accrued and unpaid interest on the last business day of each month through maturity.

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

To increase the likelihood that we will be able to successfully execute our current long-term operating and strategic plan, and to position us to take advantage of market opportunities for growth and to respond to competitive pressures, unless we increase our revenue to meet our capital needs by extending our relationship with Buffalo Wild Wings beyond November 2019, by adding network subscribers to sufficiently offset the subscription revenue we receive and have received in recent years from Buffalo Wild Wings corporate-owned restaurants and its franchisees, or otherwise, we will need additional capital. Therefore, we are continuing to explore and evaluate additional financing alternatives, including additional equity financings and alternative sources of debt. If our cash and cash equivalents are not sufficient to meet future capital requirements, we will not be able to successfully execute our current long-term operating and strategic plan or take advantage of market opportunities for growth and may have to reduce planned capital expenses, reduce operational cash uses or raise capital on terms that are not as favorable to us as they otherwise might be. Any actions we may undertake to reduce planned capital expenses or reduce operational cash uses may not cover shortfalls in available funds. If we require additional capital, we may not secure additional capital on terms acceptable to is, or at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders will likely experience dilution, and the new equity or debt securities may have rights, preferences, and privileges senior to those of our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not Applicable

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibit	Description	Incorporated By Reference

3.1(a)	Restated Certificate of Incorporation	Exhibit to Form 10-Q filed on August 14, 2013

3.1(b)	Certificate of Amendment to the Restated Certificate of Incorporation (reverse/forward split)	Exhibit to Form 8-K filed on June 17, 2016

3.1(c)	Certificate of Decrease of the Series A Convertible Preferred Stock	Exhibit to Form 8-K filed on April 12, 2017

3.1(d)	Certificate of Amendment to the Restated Certificate of Incorporation (decrease in authorized capital stock)	Exhibit to Form 8-K filed on June 9, 2017

3.2	Bylaws (as amended and restated and further amended through December 6, 2018).	Exhibit to Form 8-K filed on December 7, 2018

10.1*	The NTN Buzztime, Inc. Executive Incentive Plan for Eligible Employees of NTN Buzztime, Inc. Fiscal Year 2019 dated March 19, 2019.	Exhibit to Form 8-K filed on March 20, 2019

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1#	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2#	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

*	Management Contract or Compensatory Plan

#	This certification is being furnished solely to accompany this report pursuant to U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated herein by reference into any filing of the Company whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NTN BUZZTIME, INC.

Date: May 14, 2019	By:	/s/ Allen Wolff
Allen Wolff
Chief Financial Officer and Executive Vice President
(on behalf of the Registrant, and as its Principal Financial Officer)

