Form 10-Q
period 2019-06-30
NTN BUZZTIME INC
filed 2019-08-12
CIK 748592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 7, 2019, the registrant had outstanding 2,883,728 shares of common stock, $0.005 par value per share.

NTN BUZZTIME, INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amount)

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,727	$2,536
Restricted cash	51	50
Accounts receivable, net of allowances of $249 and $374, respectively	732	1,143
Income taxes receivable	8	-
Site equipment to be installed	1,689	2,539
Prepaid expenses and other current assets	506	517
Total current assets	5,713	6,785
Restricted cash, long-term	200	200
Operating lease right-of-use assets	2,245	-
Fixed assets, net	3,845	4,667
Software development costs, net of accumulated amortization of $3,165 and $2,973, respectively	2,464	2,018
Deferred costs	377	424
Goodwill	695	667
Other assets	100	103
Total assets	$15,639	$14,864

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$283	$271
Accrued compensation	632	572
Accrued expenses	372	444
Sales taxes payable	67	87
Income taxes payable	-	1
Current portion of long-term debt	1,083	1,000
Current portion of obligations under operating leases	363	-
Current portion of obligations under financing leases	25	45
Current portion of deferred revenue	518	1,267
Other current liabilities	231	337
Total current liabilities	3,574	4,024
Long-term debt	2,235	2,729
Long-term obligations under operating leases	3,090	-
Long-term obligations under financing leases	31	41
Long-term deferred revenue	17	30
Deferred rent	-	1,123
Other liabilities	25	-
Total liabilities	8,972	7,947

Shareholders’ Equity
Series A 10% cumulative convertible preferred stock, $0.005 par value, $156 liquidation preference, 156 shares authorized, issued and outstanding at June 30, 2019 and December 31, 2018	1	1
Common stock, $0.005 par value, 15,000 shares authorized at June 30, 2019 and December 31, 2018; 2,882 and 2,875 shares issued at June 30, 2019 and December 31, 2018, respectively	14	14
Treasury stock, at cost, 10 shares at June 30, 2019 and December 31, 2018	(456)	(456)
Additional paid-in capital	136,648	136,552
Accumulated deficit	(129,805)	(129,394)
Accumulated other comprehensive income	265	200
Total shareholders’ equity	6,667	6,917

Total liabilities and shareholders’ equity	$15,639	$14,864

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Subscription revenue	$3,800	$4,041	$7,633	$8,106
Hardware revenue	595	590	800	1,269
Other revenue	831	1,020	1,625	2,037
Total Revenue	5,226	5,651	10,058	11,412
Operating expenses:
Direct operating costs (includes depreciation and amortization of $618 and $614 for the three months ended June 30, 2019 and 2018, respectively, and $1,269 and $1,167 for the six months ended June 30, 2019 and 2018, respectively)	1,717	1,937	3,201	3,904
Selling, general and administrative	3,422	3,658	6,891	7,679
Depreciation and amortization (excluding depreciation and amortization included in direct operating costs)	89	83	185	169
Total operating expenses	5,228	5,678	10,277	11,752
Operating loss	(2)	(27)	(219)	(340)
Other expense, net	(88)	(73)	(173)	(167)
Loss before income taxes	(90)	(100)	(392)	(507)
Provision for income taxes	-	(24)	(11)	(26)
Net loss	(90)	(124)	(403)	(533)

Series A preferred stock dividend	(8)		(8)	(8)

Net loss attributable to common shareholders	$(98)	$(124)	$(411)	$(541)

Net loss per common share - basic and diluted	$(0.03)	$(0.05)	$(0.14)	$(0.22)

Weighted average shares outstanding - basic and diluted	2,870	2,514	2,868	2,512

Comprehensive loss
Net loss	$(90)	$(124)	$(403)	$(533)
Foreign currency translation adjustment	32	(43)	65	(91)
Total comprehensive loss	$(58)	$(167)	$(338)	$(624)

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the three and six months ended June 30, 2019 and 2018 (unaudited)

(in thousands)

	Series A Cumulative Convertible Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Income	Total

Beginning balances at April 1, 2019	156	$1	2,878	$14	$(456)	$136,606	$(129,707)	$233	$6,691
Foreign currency translation adjustment	-	-	-	-	-	-	-	32	32
Net loss	-	-	-	-	-	-	(90)	-	(90)
Issuance of common stock upon vesting of restricted stock units	-	-	4	-	-	(8)	-	-	(8)
Cash paid to Series A preferred stockholders for semi-annual dividend	-	-	-	-	-	-	(8)	-	(8)
Non-cash stock based compensation	-	-	-	-	-	50	-	-	50
Balances at June 30, 2019	156	$1	2,882	$14	$(456)	$136,648	$(129,805)	$265	$6,667

Beginning balances at January 1, 2019	156	$1	2,875	$14	$(456)	$136,552	$(129,394)	$200	$6,917
Foreign currency translation adjustment	-	-	-	-	-	-	-	65	65
Net loss	-	-	-	-	-	-	(403)	-	(403)
Issuance of common stock upon vesting of restricted stock units	-	-	7	-	-	(13)	-	-	(13)
Cash paid to Series A preferred stockholders for semi-annual dividend	-	-	-	-	-	-	(8)	-	(8)
Non-cash stock based compensation	-	-	-	-	-	109	-	-	109
Balances at June 30, 2019	156	$1	2,882	$14	$(456)	$136,648	$(129,805)	$265	$6,667

	Series A Cumulative Convertible Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Income	Total
Beginning balances at April 1, 2018	156	$1	2,521	$13	$(456)	$134,869	$(129,528)	$297	$5,196
Foreign currency translation adjustment	-	-	-	-	-	-	-	(43)	(43)
Net loss	-	-	-	-	-	-	(124)	-	(124)
Net proceeds from common stock related to registered direct offering	-	-	345	1	-	1,380	-	-	1,381
Cash paid to Series A preferred stockholders for semi-annual dividend	-	-	-	-	-	-	(8)	-	(8)
Non-cash stock based compensation	-	-	-	-	-	134	-	-	134
Balances at June 30, 2018	156	$1	2,866	$14	$(456)	$136,383	$(129,660)	$254	$6,536

	Series A Cumulative Convertible Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Income	Total
Beginning balances at January 1, 2018	156	$1	2,521	$13	$(456)	$134,752	$(129,119)	$345	$5,536
Foreign currency translation adjustment	-	-	-	-	-	-	-	(91)	(91)
Net loss	-	-	-	-	-	-	(533)	-	(533)
Net proceeds from common stock related to registered direct offering	-	-	345	1	-	1,380	-	-	1,381
Cash paid to Series A preferred stockholders for semi-annual dividend	-	-	-	-	-	-	(8)	-	(8)
Non-cash stock based compensation	-	-	-	-	-	251	-	-	251
Balances at June 30, 2018	156	$1	2,866	$14	$(456)	$136,383	$(129,660)	$254	$6,536

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six months ended June 30,
	2019	2018
Cash flows provided by (used in) operating activities:
Net loss	$(403)	$(533)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,454	1,336
Provision for doubtful accounts	27	36
Amortization of operating lease right-of-use assets	144	-
Scrap expense	4	28
Transfer of fixed assets to sales-type lease	6	10
Stock-based compensation	109	251
Amortization of debt issuance costs	5	17
Loss from disposition of equipment and capitalized software	16	23
Changes in assets and liabilities:
Accounts receivable	384	(108)
Site equipment to be installed	465	(111)
Operating lease liabilities	(58)	-
Prepaid expenses and other assets	12	(176)
Accounts payable and accrued liabilities	(20)	145
Income taxes	(10)	14
Deferred costs	47	234
Deferred revenue	(866)	(848)
Deferred rent	-	(99)
Other liabilities	23	20
Net cash provided by operating activities	1,339	239
Cash flows used in investing activities:
Capital expenditures	(79)	(280)
Capitalized software development expenditures	(639)	(424)
Net cash used in investing activities	(718)	(704)
Cash flows (used in) provided by financing activities:
Net proceeds from issuance of common stock related to registered direct offering	-	1,381
Principal payments on long-term debt	(417)	(364)
Principal payments on financing leases	(30)	(88)
Payment of preferred stockholders dividends	(8)	(8)
Tax withholding related to net share settlement of vested restricted stock units	(13)	-
Net cash (used in) provided by financing activities	(468)	921
Effect of exchange rate on cash and cash equivalents	39	(49)
Net increase in cash, cash equivalents and restricted cash	192	407
Cash, cash equivalents and restricted cash at beginning of period	2,786	3,378
Cash, cash equivalents and restricted cash at end of period	$2,978	$3,785

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$116	$173

Income taxes	$24	$17

Supplemental disclosure of non-cash investing and financing activities:

Initial measurement of operating lease right-of-use assets and liabilities	$3,458	$-

Site equipment transferred to fixed assets	$381	$1,151

Assets acquired under financing lease	$-	$5

Assets acquired under operating lease	$53	$-

Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$2,727	$3,785
Restricted cash	51	-
Restricted cash, long-term	200	-
Total cash, cash equivalents and restricted cash at end of period	$2,978	$3,785

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

The Company delivers interactive entertainment and innovative technology, including performance analytics, to help its customers acquire, engage and retain its patrons. The Company’s tablets and technology offer engaging solutions to establishments with guests who experience dwell time, such as in bars, restaurants, casinos and senior living centers. Casual dining venues subscribe to the Company’s customizable solution to differentiate themselves via competitive fun by offering guests trivia, card, sports and arcade games. The Company’s platform creates connections among the players and venues, and amplifies guests’ positive experiences, and its in-venue TV network creates one of the largest digital out of home ad audiences in the United States and Canada. The Company also continues to support its legacy network product line, which it calls its Classic platform.

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

At June 30, 2019, 2,609 venues in the U.S. and Canada subscribed to the Company’s interactive entertainment network.

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

These condensed consolidated financial statements should be read with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2018. The accompanying condensed balance sheet as of December 31, 2018 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2019, or any other period.

In connection with preparing its financial statements as of and for the period ended June 30, 2019, the Company evaluated whether there are conditions and events, considered in the aggregate, that are known and reasonably knowable that would raise substantial doubt about its ability to continue as a going concern within twelve months after the date that such financial statements are issued. The Company believes it has sufficient cash to meet its operating cash requirements and to fulfill its debt obligations for at least the next twelve months after the date that such financial statements are issued.

Although the Company continues to have discussions with Buffalo Wild Wings and directly with its franchisees regarding the possibility of continuing the Company’s relationship with them beyond November 2019, which is when the relationship under existing agreements terminates in accordance with their terms, and although one Buffalo Wild Wing franchisee agreed to extend the Company’s entertainment services to that franchisee’s 64 locations through December 2020, the Company has begun to reduce certain operating expenses in anticipation of the termination of existing agreements. If the Company extends its relationship with Buffalo Wild Wings, the Company expects the relationship will be significantly different than in the past, as the Company believes that Buffalo Wild Wings prefers a mobile-only, trivia-driven solution to the Company’s tablet-based platform

In addition, the Company continues to explore and evaluate additional financing alternatives, including additional equity financings and alternative sources of debt. These efforts are being undertaken to increase the likelihood that the Company will be able to successfully execute its current long-term operating and strategic plan and to position the Company to take advantage of market opportunities for growth and to respond to competitive pressures. If the Company’s cash and cash equivalents are not sufficient to meet future capital requirements, it will not be able to successfully execute its current long-term operating and strategic plan or take advantage of market opportunities for growth and may have to reduce planned capital expenses and further reduce operational cash uses, or may have to raise capital on terms that are not as favorable to the Company as they otherwise might be. Any actions the Company is undertaking or may undertake to reduce planned capital expenses or reduce operational cash uses may not cover shortfalls in available funds. If the Company requires additional capital, it may not secure additional capital on terms acceptable to the Company, or at all.

Reclassifications

Certain reclassifications have been made to the prior year’s consolidated balance sheet and statement of cash flows to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

(2) RESTRICTED CASH

In connection with the Company entering into an agreement to lease office space for its corporate headquarters, the Company’s bank, Avidbank, issue a letter for credit to the lessor in the amount of $250,000 as security, which amount will reduce by $50,000 each year beginning December 1, 2019, provided there has been no default under the lease. Avidbank required the Company to deposit $250,000 in a restricted cash account maintained with the bank, which amount will reduce in alignment with the amount required under the letter of credit each year. The Company recorded the $250,000 deposit as restricted cash on its balance sheet, with $50,000 plus any earned interest being recorded in short-term restricted cash and the balance being recorded in long-term restricted cash. The amount deposited in such account will not count toward the covenant under the Avidbank loan and security agreement (see Note 6) that requires the Company to have an aggregate amount of unrestricted cash in deposit accounts or securities accounts maintained with Avidbank of not less than $2,000,000 at all times.

(3) Revenue Recognition

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

In general, when multiple performance obligations are present in a customer contract, the transaction price is allocated to the individual performance obligation based on the relative stand-alone selling prices, and the revenue is recognized when or as each performance obligation has been satisfied. Discounts are treated as a reduction to the overall transaction price and allocated to the performance obligations based on the relative stand-alone selling prices. All revenues are recognized net of sales tax collected from the customer.

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

The Company’s customers predominantly range from small independently operated bars and restaurants to bars and restaurants operated by national chains. This results in diverse venue sizes and locations. As of June 30, 2019, 2,609 venues in the U.S. and Canada subscribed to the Company’s interactive entertainment network, of which, approximately 47% were Buffalo Wild Wings corporate-owned restaurants and its franchisees. In October 2018, Buffalo Wild Wings informed the Company that Buffalo Wild Wings determined not to rollout the Company’s order, payment and guest insights functionality and that its relationship with the Company would continue in accordance with existing agreements entered into in the ordinary course of business, and which terminate in accordance with their terms in November 2019. See “PART II — OTHER INFORMATION, ITEM 1A., Risk Factors.”

The table below sets forth the approximate amount of revenue the Company generated from Buffalo Wild Wings corporate-owned restaurants and its franchisees during the three and six months ended June 30, 2019 and 2018, and the percentage of total revenue that such amount represents for such periods:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Buffalo Wild Wings revenue	$2,279,000	$2,475,000	$4,215,000	$5,273,000
Percent of total revenue	44%	44%	42%	46%

As of June 30, 2019 and December 31, 2018, approximately $252,000 and $552,000, respectively, was included in accounts receivable from Buffalo Wild Wings corporate-owned restaurants and its franchisees.

The geographic breakdown of the Company’s revenue for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
United States	$5,063,000	$5,482,000	$9,724,000	$11,073,000
Canada	163,000	169,000	334,000	339,000
Total revenue	$5,226,000	$5,651,000	$10,058,000	$11,412,000

The Company enters into contracts and may recognize contract assets and liabilities that arise from these contracts. The Company recognizes revenue and corresponding cash for customers who auto pay via their bank account or credit card, or the Company recognizes a corresponding accounts receivable for customers the Company invoices. The Company may receive consideration from customers, per the terms of the contract, prior to transferring goods or services to the customer. In such instances, the Company records a contract liability and recognizes the contract liability as revenue when all revenue recognition criteria are met. The table below shows the balance of contract liabilities as of June 30, 2019 and December 31, 2018, including the change during the period.

Deferred Revenue
Balance at January 1, 2019	$1,297,000
New performance obligations	519,000
Revenue recognized	(1,281,000)
Balance at June 30, 2019	535,000
Less non-current portion	(17,000)
Current portion at June 30, 2019	$518,000

The Company does not generally recognize revenue in advance of when the contract gives the Company the right to invoice a customer, and therefore the Company did not recognize any related contract assets as of June 30, 2019.

(4) Basic and Diluted Earnings Per Common Share

Basic earnings per share excludes the dilutive effects of options, warrants and other convertible securities. Diluted earnings per share reflects the potential dilutions of securities that could share in the Company’s earnings. Options, warrants and convertible preferred stock representing approximately 247,000 and 288,000 shares of common stock were excluded from the computations of diluted net loss per common share as of June 30, 2019 and 2018, respectively, as their effect was anti-dilutive.

(5) SHAREHOLDERS’ EQUITY

Stock-based Compensation

The Company’s stock-based compensation plans include the NTN Buzztime, Inc. 2019 Performance Incentive Plan (the “2019 Plan”), the NTN Buzztime, Inc. Amended 2010 Performance Incentive Plan (the “2010 Plan”) and the NTN Buzztime, Inc. 2014 Inducement Plan (the “2014 Plan”). The Company’s board of directors designated its nominating and corporate governance/compensation committee as the administrator of the foregoing plans (the “Plan Administrator”). Among other things, the Plan Administrator selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures, if any, and other provisions of the award.

At the Company’s 2019 Annual Meeting of Stockholders, the Company’s stockholders approved the 2019 Plan, which provides for the issuance of up to 240,000 shares of Company common stock. Awards the under the 2019 Plan may be granted to officers, directors, employees and consultants of the Company. Stock options granted under the 2019 Plan may either be incentive stock options or nonqualified stock options, have a term of up to ten years, and are exercisable at a price per share not less than the fair market value on the date of grant. As of June 30, 2019, stock options to purchase approximately 2,000 shares of the Company’s common stock have been granted under the 2019 Plan.

As a result of stockholder approval of the 2019 Plan, no future grants will be made under the 2010 Plan. All awards that are outstanding under the 2010 Plan will continue to be governed by the 2010 Plan until they are exercised or expire in accordance with the terms of the applicable award or the 2010 Plan. As of June 30, 2019, there were approximately stock options to purchase 62,000 shares of common stock and 87,000 restricted stock units outstanding under the Amended 2010 Plan.

The 2014 Plan provides for the grant of up to 85,000 share-based awards to a new employee as an inducement material to the new employee entering into employment with the Company and expires in September 2024. As of June 30, 2019, there were no share-based awards available for grant under the 2014 Plan.

The Company records stock-based compensation in accordance with ASC No. 718, Compensation – Stock Compensation. The Company estimates the fair value of stock options using the Black-Scholes option pricing model. The fair value of stock options granted is recognized as expense over the requisite service period. Stock-based compensation expense for share-based payment awards is recognized using the straight-line single-option method. On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2018-07, Compensation – Stock Compensation (Topic 718) – Improvements to Nonemployee Share-Based Payment Accounting. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

The following weighted-average assumptions were used for awards granted during the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Weighted average risk-free rate	1.82%	2.88%	1.82%	2.88%
Weighted average volatility	113.98%	113.09%	113.98%	113.09%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected term	5.78 years	7.24 years	5.78 years	7.24 years

The Company granted stock options to purchase approximately 2,000 shares of common stock during each of the three and six months ended June 30, 2019 and 2018. No options were exercised during either of the three or six months ended June 30, 2019 or 2018.

Outstanding restricted stock units are settled in an equal number of shares of common stock on the vesting date of the award. A stock unit award is settled only to the extent vested. Vesting generally requires the continued employment by the award recipient through the respective vesting date. Because restricted stock units are settled in an equal number of shares of common stock without any offsetting payment by the recipient, the measurement of cost is based on the quoted market price of the stock at the measurement date, which is the grant date. During the six months ended June 30, 2019, the Company granted approximately 47,000 restricted stock units with a weighted average grant date fair value of $3.72 per restricted stock unit. During the six months ended June 30, 2018, the Company granted approximately 53,000 restricted stock units with a weighted average grant date fair value of $6.04 per restricted stock unit. No restricted stock units were granted during either of the three months ended June 30, 2019 or 2018. All restricted stock units granted vest as to 16.67% of the total underlying shares on the six month anniversary of the grant date and as to the balance of the total underlying shares in 30 substantially equal monthly installments, beginning on the seven month anniversary of the grant date, subject to accelerated vesting in the event of a change in control.

In lieu of paying cash to satisfy withholding taxes due upon the settlement of vested restricted stock units, an employee may elect to have shares of common stock withheld that would otherwise be issued at settlement, the value of which is equal to the amount of withholding taxes payable. During the three and six months ended June 30, 2019, approximately 7,000 and 11,000 restricted stock units vested and were settled, respectively, and as a result of employees electing to satisfy applicable withholding taxes by having the Company withhold shares, approximately 4,000 and 7,000 shares of common stock were issued, respectively. There were no restricted stock units that vested and settled during the three and six months ended June 30, 2018.

The Company estimates forfeitures, based on historical activity, at the time of grant and revises such estimates if necessary in subsequent periods if actual forfeiture rates differ from those estimates. Stock-based compensation expense for the three months ended June 30, 2019 and 2018 was $50,000 and $134,000, respectively, and $109,000 and $251,000 for the six months ended June 30, 2019 and 2018, respectively, and is expensed in selling, general and administrative expenses and credited to additional paid-in-capital.

(6) DEBT

Term Loan

In September 2018, the Company entered into a loan and security agreement with Avidbank for a one-time 48-month term loan in the amount of $4,000,000. The Company makes monthly electronic principal payments initiated by Avidbank of approximately $83,000 plus accrued and unpaid interest. The June 2019 payment was not deducted from the Company’s bank account until July 1, 2019. Accordingly, as of June 30, 2019, $3,333,000 of the term loan was outstanding, with $1,083,000 recorded in current portion of long-term debt and the remaining $2,250,000 recorded as long-term debt on the Company’s balance sheet. The Company recorded debt issuance costs of $23,000, which includes the $20,000 facility fee. The debt issuance costs are amortized to interest expense using the effective interest rate method over the life of the loan. The unamortized balance of the debt issuance costs as of June 30, 2019 was approximately $15,000 and is recorded as a reduction of long-term debt. The Company must comply with the following financial covenants:

●	EBITDA (as defined below) must be at least $1,000,000 for the trailing six-month period as of the last day of each fiscal quarter. “EBITDA” means (a) net profit (or loss), after provision for taxes, plus (b) interest expense, plus (c) to the extent deducted in the calculation of net profit (or loss), depreciation expense and amortization expense, plus (d) income tax expense, plus (e) to the extent approved by Avidbank, other noncash expenses and charges, other onetime charges, and any losses arising from the sale, exchange, transfer or other disposition of assets not in the ordinary course of business.

●	The aggregate amount of unrestricted cash the Company has in deposit accounts or securities accounts maintained with Avidbank must be not less than $2,000,000 at all times.

As of June 30, 2019, the Company was in compliance with both of these financial covenants.

(7) LEASES

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

The tables below show the initial measurement of the operating lease right-of-use assets and liabilities as of January 1, 2019 and the balances as of June 30, 2019, including the changes during the periods.

Operating lease right-of-use assets
Initial measurement at January 1, 2019	$3,458,000
Less tenant improvement allowance	(1,122,000)
Net right-of-use assets at January 1, 2019	2,336,000
Initial measurement of new operating lease right-of-use-assets	53,000
Less amortization of operating lease right-of-use assets	(144,000)
Operating lease right-of-use assets at June 30, 2019	$2,245,000

Operating lease liabilities
Initial measurement at January 1, 2019	$3,458,000
Initial measurement of new operating lease liabilities	53,000
Less principal payments on operating lease liabilities	(58,000)
Operating lease liabilities at June 30, 2019	3,453,000
Less non-current portion	(3,090,000)
Current portion at June 30, 2019	$363,000

As of June 30, 2019, the Company’s operating leases have a weighted-average remaining lease term of 6.7 years and a weighted-average discount rate of 7.25%. The maturities of the operating lease liabilities are as follows:

As of
June 30, 2019
2019	$279,000
2020	633,000
2021	620,000
2022	634,000
2023	655,000
Thereafter	1,601,000
Total operating lease payments	4,422,000
Less imputed interest	(969,000)
Present value of operating lease liabilities	$3,453,000

Total lease expense was approximately $135,000 and $131,000 for the three months ended June 30, 2019 and 2018, respectively, and approximately $270,000 and $264,000 for the six months ended June 30, 2019 and 2018, respectively. Lease expense was recorded in selling, general and administrative expenses.

The tables below show the initial measurement of the financing lease right-of-use assets and liabilities as of January 1, 2019 and the balances as of June 30, 2019, including the changes during the periods. The Company’s financing lease right-of-use assets are included in “Fixed assets, net” on the accompanying consolidated balance sheet.

Financing lease right-of-use assets
Initial measurement at January 1, 2019	$80,000
Less depreciation of financing lease right-of-use assets	(28,000)
Financing lease right-of-use assets at June 30, 2019	$52,000

Financing lease liabilities
Initial measurement at January 1, 2019	$86,000
Less principal payments on financing lease liabilities	(30,000)
Financing lease liabilities as of June 30, 2019	56,000
Less non-current portion	(31,000)
Current portion at June 30, 2019	$25,000

As of June 30, 2019, the Company’s financing leases have a weighted-average remaining lease term of 2.2 years and a weighted-average discount rate of 5.51%. The maturities of the financing lease liabilities are as follows:

As of
June 30, 2019
2019	$16,000
2020	23,000
2021	21,000
Total financing lease payments	60,000
Less imputed interest	(4,000)
Present value of financing lease liabilities	$56,000

For the three months ended June 30, 2019 and 2018, total lease costs under financing leases were approximately $10,000 and $48,000, respectively. For the six months ended June 30, 2019 and 2018, total lease costs under financing leases were approximately $32,000 and $95,000, respectively.

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

(8) ACCUMULATED OTHER COMPREHENSIVE INCOME

The United States dollar is the Company’s functional currency, except for its operations in Canada where the functional currency is the Canadian dollar. The financial position and results of operations of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. In accordance with ASC No. 830, Foreign Currency Matters, revenues and expenses of the Company’s foreign subsidiaries have been translated into U.S. dollars using the average exchange rates during the reporting period, and the assets and liabilities of such subsidiaries have been translated using the period end exchange rate. Accumulated other comprehensive income includes the accumulated gains or losses from these foreign currency translation adjustments. As of June 30, 2019 and December 31, 2018, $265,000 and $200,000 of foreign currency translation adjustments were recorded in accumulated other comprehensive income, respectively.

(9) RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which supersedes current guidance requiring recognition of credit losses when it is probable that a loss has been incurred. The ASU requires an entity to establish an allowance for estimated credit losses on financial assets, including trade and other receivables, at each reporting date. This ASU will result in earlier recognition of allowances for losses on trade and other receivables and other contractual rights to receive cash. The standard will be effective for fiscal years beginning after December 15, 2019 (which will be January 1, 2020 for the Company), and early adoption is permitted. The Company does not expect that the adoption of this standard will have a material impact on its consolidated financial statements.

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

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to, and should be read with, the accompanying unaudited condensed consolidated financial statements and notes, included in Item 1 of this Quarterly Report on Form 10-Q, to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. All dollar amounts in this discussion are rounded to the nearest thousand. Our discussion is organized as follows:

●	Overview and Highlights. This section describes our business and significant events and transactions we believe are important in understanding our financial condition and results of operations.

●	Critical Accounting Policies. This section lists our significant accounting policies, including any material changes in our critical accounting policies, estimates and judgments during the three and six months ended June 30, 2019 from those described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2018.

●	Results of Operations. This section provides an analysis of our results of operations presented in the accompanying unaudited condensed consolidated statements of operations by comparing the results for the three and six months ended June 30, 2019 to the results for the three and six months ended June 30, 2018.

●	Liquidity and Capital Resources. This section provides an analysis of our historical cash flows, and our future capital requirements.

●	Recent Accounting Pronouncements. This section provides information related to new or updated accounting guidance that may impact our consolidated financial statements.

●	Off-Balance Sheet Arrangements. This section provides information related to any off-balance sheet arrangement we may have that would affect our consolidated finance statements.

OVERVIEW AND HIGHLIGHTS

About Our Business and How We Talk About It

We deliver interactive entertainment and innovative technology, including performance analytics, to help our customers acquire, engage and retain its patrons. Our tablets and technology offer engaging solutions to establishments with guests who experience dwell time, such as bars, restaurants, casinos and senior living centers. Casual dining venues subscribe to our customizable solution to differentiate themselves via competitive fun by offering guests trivia, card, sports and arcade games. Our platform, creates connections among the players and venues, and amplifies guests’ positive experiences, and our in-venue TV network creates one of the largest digital out of home ad audiences in the United States and Canada. We continue to support our legacy network product line, which we call our Classic platform.

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

Over 6 million games are played on our network each month, and as of June 30, 2019, approximately 57% of our network subscriber venues are affiliated with national and regional restaurant brands, including Buffalo Wild Wings, Buffalo Wings & Rings, Old Chicago, Native Grill & Wings, Houlihans, Beef O’Brady’s, Boston Pizza, and Arooga’s.

We own several trademarks and consider the Buzztime®, Playmaker®, Mobile Playmaker, and BEOND Powered by Buzztime trademarks to be among our most valuable assets. These and our other registered and unregistered trademarks used in this document are our property. Other trademarks are the property of their respective owners.

Unless otherwise indicated, references in this report: (a) to “Buzztime,” “NTN,” “we,” “us” and “our” refer to NTN Buzztime, Inc. and its consolidated subsidiaries; (b) to “network subscribers” or “customers” refer to venues that subscribe to our network service; (c) to “consumers,” “patrons” or “players” refer to the individuals that engage in our games, events, and entertainment experiences available at our customers’ venues and (d) to “venues” or “sites” refer to locations (such as a bar or restaurant) of our customers at which our games, events, and entertainment experiences are available to consumers.

Recent Developments

Strategic Alternatives

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

To address this problem, following months of development and research, during the second quarter of 2019 we began field testing a lower cost, entry-level product that we call Buzztime Basic. We believe that this capital-light, entry-level offering will enable customers to achieve the Buzztime Network Effect with less financial risk. We are deploying Buzztime Basic on a market-by-market basis and are currently in 80 locations.

The brains behind Buzztime Basic is Site Hub, our redesigned personal computer, about the size of a deck of cards, that streams our content to television screens within the venue. Currently, a majority of our trivia content is available for streaming through Site Hub. Players will be able to play our trivia games on their mobile phones through our new mobile app, discussed in more detail below.

Mobile App. In May 2019, we released an open beta version of our mobile app, which was updated in July 2019. The app can be found in both the Apple App store and Google Play. Our app allows players to use their own mobile device to play along with most of our network trivia games within our customer’s venues. The app is a complement to our tablet platform experience and is the primary means of playing our trivia games in Buzztime Basic. We released additional games during the second quarter of 2019 and expect to release the remainder of our trivia games during the third quarter of 2019, with possible new releases thereafter.

Advertising. During the first quarter of 2019, we rolled out our new, modernized ad platform to a subset of our customers We completed the rollout to all existing customers in the second quarter. This new advertising system gives us access to ad buying platforms where digital advertising inventory is bought and sold on public exchanges and private marketplaces. Since we rolled out our new ad platform, we booked several deals with only a fraction of our inventory open for sale on the marketplace. We continue to work with advertising sales companies to help us improve our advertisement sales and with an advertisement technology company to improve our ad loading, management, and delivery and testing capabilities. We can use advertising to monetize Buzztime Basic, as well as our entire network. If we successfully expand our market reach, we expect that our network will become more attractive to third parties who desire to advertise in the venues in which our network is available, thereby increasing our advertising revenue.

Buffalo Wild Wings. Although we continue to have discussions with Buffalo Wild Wings and directly with its franchisees regarding the possibility of continuing our relationship with them beyond November 2019, which is when the relationship under existing agreements terminates in accordance with their terms, we expect that any future relationship will be significantly different from our historical relationship, as we believe that Buffalo Wild Wings prefers a mobile-only, trivia-driven solution to our tablet-based platform. In anticipation of not extending our relationship with Buffalo Wild Wings or with a significant number of its franchisee-owned restaurants beyond November 2019, or that if we do, our relationship would be significantly different from our historical relationship, we have begun to reduce certain operating expenses.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to deferred costs and revenues, depreciation and amortization of fixed assets, the provision for income taxes including the valuation allowance, stock-based compensation, bad debts, impairment of software development costs, goodwill, fixed assets, intangible assets and contingencies. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and results and require management’s most subjective judgments.

There have been no material changes in our critical accounting policies, estimates and judgments during the three and six months ended June 30, 2019 from those described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2018, except for Leases (Topic 842). Upon adoption of Topic 842, we recognized on our consolidated balance sheet as of January 1, 2019 approximately $3,458,000 of operating lease liabilities, and approximately $2,336,000 of corresponding operating right-of use assets, net of tenant improvement allowances. We have also shown the initial recognition of the leases as a supplemental noncash financing activity on the accompanying statement of cash flows. The adoption of Topic 842 did not have a material impact on the Company’s consolidated statement of operations. (See Note 7 to the accompanying unaudited condensed consolidated financial statements for more information on the adoption of Topic 842.)

RESULTS OF OPERATIONS

We incurred a net loss of $90,000 and $403,000 for the three and six months ended June 30, 2019, respectively, compared to incurring a net loss of $124,00 and $533,000 for the three and six months ended June 30, 2018, respectively.

Revenue

The table below summarizes our revenue by type for the periods indicated:

	Three months ended June 30,
	2019		2018
	$	% of Total Revenue	$	% of Total Revenue	$ Change	% Change
Subscription revenue	3,800,000	72.7%	4,041,000	72%	(241,000)	(6.0)%
Hardware revenue	595,000	11.4%	590,000	10%	5,000	0.8%
Other revenue	831,000	15.9%	1,020,000	18%	(189,000)	(18.5)%
Total	5,226,000	100.0%	5,651,000	100%	(425,000)	(7.5)%

	Six months ended June 30,
	2019		2018
	$	% of Total Revenue	$	% of Total Revenue	$ Change	% Change
Subscription revenue	7,633,000	76%	8,106,000	71%	(473,000)	(6)%
Hardware revenue	800,000	8%	1,269,000	11%	(469,000)	(37)%
Other revenue	1,625,000	16%	2,037,000	18%	(412,000)	(20)%
Total	10,058,000	100%	11,412,000	100%	(1,354,000)	(12)%

Subscription Revenue

Subscription revenue decreased for the three and six months ended June 30, 2019 primarily due to lower average site count and lower average revenue per site when compared to the same periods in 2018. In October 2018, Buffalo Wild Wings informed us that it determined not to rollout our order, payment and guest insights functionality and that its relationship with us would continue in accordance with existing agreements we entered into in the ordinary course of business, and which terminate in accordance with their terms in November 2019. If we do not extend our relationship with Buffalo Wild Wings or with a significant number of its franchisee-owned restaurants beyond November 2019 or add other network subscribers to sufficiently offset the subscription revenue we receive and have received in recent years from Buffalo Wild Wings corporate-owned restaurants and its franchisees, we expect our subscription revenue to materially decrease beginning in the first quarter of 2020, which is the first full quarter after our existing agreements with Buffalo Wild Wings corporate-owned restaurants and its franchisees terminate in accordance with their terms. See “PART II — OTHER INFORMATION, ITEM 1A., Risk Factors,” below.

Hardware Revenue

Hardware revenue consists of revenue from hardware sales and under sales-type lease arrangements. Hardware revenue for the three months ended June 30, 2019 remained consistent when compared to the same period in 2018. During the six months ended June 30, 2019, hardware revenue decreased primarily due to fewer installations of customers under sales-type lease arrangements when compared to the same period in 2018. We do not expect to enter into sales-type lease arrangements in the future, and we are uncertain the extent to which we will enter into hardware sales arrangements during the third quarter of 2019 or thereafter.

Other Revenue

During the three and six months ended June 30, 2019, other revenue decreased primarily due to lower professional services, offset by increases in advertising revenue when compared to the same periods in 2018.

Geographic Breakdown of Site Count

Geographic breakdown of our site count for network subscribers was:

	Network Subscribers as of June 30,
	2019	2018
United States	2,476	2,561
Canada	133	142
Total	2,609	2,703

Direct Operating Costs and Gross Margin

A comparison of direct costs and gross margin for the periods indicated is shown in the table below:

	Three months ended June 30,
	2019	2018	Change	% Change
Revenues	$5,226,000	$5,651,000	$(425,000)	(8)%
Direct Operating Costs	1,717,000	1,937,000	(220,000)	(11)%
Gross Margin	$3,509,000	$3,714,000	$(205,000)	(6)%

Gross Margin Percentage	67%	66%

	Six months ended June 30,
	2019	2018	Change	% Change
Revenues	$10,058,000	$11,412,000	$(1,354,000)	(12)%
Direct Operating Costs	3,201,000	3,904,000	(703,000)	(18)%
Gross Margin	$6,857,000	$7,508,000	$(651,000)	(9)%

Gross Margin Percentage	68%	66%

For the three months ended June 30, 2019, the decrease in direct costs was primarily due to decreases in service provider and freight expense of approximately $151,000 and in equipment expense of approximately $41,000, and to a lesser extent, decreases in miscellaneous expenses related to direct costs of approximately $28,000 when compared to the same period in 2018.

For the six months ended June 30, 2019, the decrease in direct costs was primarily due to a decrease in (1) equipment expense of approximately $382,000 due to fewer installation of hardware under sales-type lease arrangements and to decreased hardware sales, (2) service provider and freight expense of approximately $298,000, (3) license and revenue share expenses of approximately $62,000 and (4) other miscellaneous expenses related to direct costs of approximately $64,000 when compared to the same period in 2018. These decreases were offset by increased depreciation expense of approximately $102,000 when compared to the same period in 2018.

The increase in gross margin for the three and six months ended June 30, 2019 was primarily due to revenue mix when compared to the same periods in 2018. Our hardware revenue typically has lower margins due to the high cost of the equipment.

Operating Expenses

	Three months ended June 30,
	2019	2018	Change	% Change
Selling, general and administrative	$3,422,000	$3,658,000	$(236,000)	(6.5)%

Depreciation and amortization (non-direct)	$89,000	$83,000	$6,000	7.2%

	Six months ended June 30,
	2019	2018	Change	% Change
Selling, general and administrative	$6,891,000	$7,679,000	$(788,000)	(10)%

Depreciation and amortization (non-direct)	$185,000	$169,000	$16,000	9%

Selling, General and Administrative Expenses

The decrease in selling, general and administrative expenses for the three and six months ended June 30, 2019 was primarily due to decreased payroll and related expense of $197,000 and $682,000, respectively, and decreased professional fees of $101,000 and $203,000, respectively, offset by an increase in marketing expense of $98,000 and $100,000, respectively, when compared to the same periods in 2018. In anticipation of not extending our relationship with Buffalo Wild Wings  or with a significant number of its franchisee-owned restaurants beyond November 2019, or that if we do, our relationship would be significantly different from our historical relationship (See “PART II — OTHER INFORMATION, ITEM 1A., Risk Factors,” below), we have begun to reduce certain operating expense and expect total selling, general, and administrative expenses for 2019 to be less than $13,500,000.

Depreciation and Amortization Expense

The increase in depreciation and amortization expense for the three and six months ended June 30, 2019 compared to the same periods in 2018 was primarily due to our leasehold improvement asset we recognized as a result of our move to our new headquarters in December 2018. The leasehold improvement asset is being depreciated over the term of the lease, which is 89 months.

Other Expense, Net

	Three months ended June 30,
	2019	2018	Increase in other expense, net
Total other expense, net	$(88,000)	$(73,000)	$(15,000)

	Six months ended June 30,
	2019	2018	Increase in other expense, net
Total other expense, net	$(173,000)	$(167,000)	$(6,000)

For the three and six months ended June 30, 2019, the increase in other expense, net was primarily related to increased foreign currency exchange losses related to the operations of our Canadian subsidiary, offset by decreased interest expense resulting from lower debt balances when compared to the same periods in 2018.

Income Taxes

	Three months ended June 30,
	2019	2018	Change	% Change
Provision for income taxes	$-	$(24,000)	$24,000	100.0%

	Six months ended June 30,
	2019	2018	Change	% Change
Provision for income taxes	$(11,000)	$(26,000)	$15,000	57.7%

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

The tables below shows a reconciliation of our consolidated net loss calculated in accordance with GAAP to EBITDA for the periods indicated. EBITDA should not be considered a substitute for, or superior to, net loss calculated in accordance with GAAP.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net loss per GAAP	$(90,000)	$(124,000)	$(403,000)	$(533,000)
Interest expense, net	69,000	94,000	136,000	187,000
Income tax provision	-	24,000	11,000	26,000
Depreciation and amortization	707,000	697,000	1,454,000	1,336,000
EBITDA	$686,000	$691,000	$1,198,000	$1,016,000

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2019, we had cash, cash equivalents and restricted cash of $2,978,000 compared to cash, cash equivalents and restricted cash of $2,786,000 as of December 31, 2018.

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

As of June 30, 2019, $3,333,000 was outstanding under the Avidbank term loan, with $1,083,000 recorded in current portion of long-term debt and the remaining $2,250,000 recorded as long-term debt on our balance sheet. We recorded debt issuance costs of $23,000, which includes a $20,000 facility fee. The debt issuance costs are being amortized to interest expense using the effective interest rate method over the life of the loan. The unamortized balance of the debt issuance costs as of June 30, 2019 was $15,000 and is recorded as a reduction of long-term debt.

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

As of June 30, 2019, we were in compliance with both covenants.

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

In connection with preparing our financial statements as of and for the period ended June 30, 2019, we evaluated whether there are conditions and events, considered in the aggregate, that are known and reasonably knowable that would raise substantial doubt about our ability to continue as a going concern within twelve months after the date that such financial statements are issued. We believe we have sufficient cash to meet our operating cash requirements and to fulfill our debt obligations for at least the next twelve months after the date that such financial statements are issued.

Although we continue to have discussions with Buffalo Wild Wings and directly with its franchisees regarding the possibility of continuing our relationship with them beyond November 2019, which is when the relationship under existing agreements terminates in accordance with their terms, and although one Buffalo Wild Wings franchisee agreed to extend our entertainment services to that franchisee’s 64 locations through December 2020, we have begun to reduce certain operating expenses in anticipation of the termination of existing agreements. If we extend our relationship with Buffalo Wild Wings, we expect the relationship will be significantly different than in the past, as we believe that Buffalo Wild Wings prefers a mobile-only, trivia-driven solution to our tablet-based platform. See “PART II — OTHER INFORMATION, ITEM 1A., Risk Factors,” below.

In addition, we are continuing to explore and evaluate additional financing alternatives, including additional equity financings and alternative sources of debt. These efforts are being undertaken to increase the likelihood that we will be able to successfully execute our current long-term operating and strategic plan and to position us to take advantage of market opportunities for growth and to respond to competitive pressures. If our cash and cash equivalents are not sufficient to meet future capital requirements, we will not be able to successfully execute our current long-term operating and strategic plan or take advantage of market opportunities for growth and may have to reduce planned capital expenses and further reduce operational cash uses, and we may have to raise capital on terms that are not as favorable to us as they otherwise might be. Any actions we are undertaking or may undertake to reduce planned capital expenses or reduce operational cash uses may not cover shortfalls in available funds. If we require additional capital, we may not secure additional capital on terms acceptable to us, or at all. See “PART II — OTHER INFORMATION, ITEM 1A., Risk Factors,” below.

Working Capital

As of June 30, 2019, we had working capital (current assets in excess of current liabilities) of $2,139,000 compared to working capital of $2,761,000 as of December 31, 2018. The following table shows our changes in working capital from December 31, 2018 to June 30, 2019:

Increase (Decrease)
Working capital as of December 31, 2018	$2,761,000
Changes in current assets:
Cash and cash equivalents	191,000
Restricted cash	1,000
Accounts receivable, net of allowance	(411,000)
Income taxes receivable	8,000
Site equipment to be installed	(850,000)
Prepaid expenses and other current assets	(11,000)
Net decrease in current assets	(1,072,000)
Changes in current liabilities:
Accounts payable	12,000
Accrued compensation	60,000
Accrued expenses	(72,000)
Sales taxes payable	(20,000)
Income taxes payable	(1,000)
Current portion of long-term debt	83,000
Current portion of obligations under operating leases	363,000
Current portion of obligations under financing leases	(20,000)
Deferred revenue	(749,000)
Other current liabilities	(106,000)
Net increase in current liabilities	(450,000)
Net decrease in working capital	(622,000)
Working capital as of June 30, 2019	$2,139,000

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying unaudited condensed consolidated statements of cash flows, are summarized as follows:

	Six months ended June,
	2019	2018
Cash provided by (used in):
Operating activities	$1,339,000	$239,000
Investing activities	(718,000)	(704,000)
Financing activities	(468,000)	921,000
Effect of exchange rates	39,000	(49,000)
Net increase in cash, cash equivalents and restricted cash	$192,000	$407,000

Net cash provided by operating activities. The increase in cash provided by operating activities was due to a decrease in net loss of $194,000, after giving effect to adjustments made for non-cash transactions and decreases in cash used in operating assets and liabilities of $906,000 during the six months ended June 30, 2019 when compared to the same period in 2018.

Our largest use of cash is payroll and related costs. Cash used for payroll and related costs decreased $511,000 to $4,790,000 for the six months ended June 30, 2019 from $5,301,000 for the same period in 2018, primarily due to a reduction in headcount.

Our primary source of cash is cash we generate from customers. Cash received from customers decreased $1,032,000 to $10,153,000 for the six months ended June 30, 2019 from $11,185,000 for the same period in 2018 due primarily to decreased hardware and other revenue. See “RESULTS OF OPERATIONS—Revenue,” above, for more information regarding the decrease in our revenue and our expectations regarding our revenue in the future.

Net cash used in investing activities. Although cash used in investing activities for the six months ended June 30, 2019 remained consistent with the same period in 2018, we increased the amount of capitalized software development expenditures related to new product development and decreased our purchases of other capital expenses during the six months ended June 30, 2019 when compared to the same period in 2019.

Net cash (used in) provided by financing activities. The increase in cash used in financing activities was primarily attributable to a an increase in long-term debt payments and tax withholdings related to net share settlements of vested restricted stock units, offset by a reduction in payments on financing leases for the six months ended June 30, 2019 when compared to the same period in 2018. Additionally, during the six months ended June 30, 2018, we received net proceeds of approximately $1,381,000 from a registered direct offering, and there was no similar event during the same period in 2019.

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

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which supersedes current guidance requiring recognition of credit losses when it is probable that a loss has been incurred. The ASU requires an entity to establish an allowance for estimated credit losses on financial assets, including trade and other receivables, at each reporting date. This ASU will result in earlier recognition of allowances for losses on trade and other receivables and other contractual rights to receive cash. The standard will be effective for fiscal years beginning after December 15, 2019 (which will be January 1, 2020 for us), and early adoption is permitted. We do not expect that the adoption of this standard will have a material impact on our consolidated financial statements.

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

For the six months ended June 30, 2019, Buffalo Wild Wings corporate-owned restaurants and its franchisees accounted for approximately 42%, or $4,215,000, of our total revenue. As of that date, approximately $252,000 was included in accounts receivable. For the year ended December 31, 2018, Buffalo Wild Wings corporate-owned restaurants and its franchisees accounted for approximately 44%, or $10,180,000, of our total revenue. As of that date, approximately $552,000 was included in accounts receivable.

In October 2018, Buffalo Wild Wings informed us that it determined not to rollout our order, payment and guest insights functionality and that its relationship with us would continue in accordance with existing agreements we entered into in the ordinary course of business, and which terminate in accordance with their terms in November 2019.

Although we continue to have discussions with Buffalo Wild Wings and directly with its franchisees regarding the possibility of continuing our relationship with them beyond November 2019, and although one Buffalo Wild Wings franchisee agreed to extend our entertainment services to that franchisee’s 64 locations through December 2020, we have begun to reduce certain operating expenses in anticipation of the termination of existing agreements. If we extend our relationship with Buffalo Wild Wings, we expect the relationship will be significantly different than in the past, as we believe that Buffalo Wild Wings prefers a mobile-only, trivia-driven solution to our tablet-based platform.

If we do not extend our relationship with Buffalo Wild Wings in a manner that provides revenue at levels consistent with our historical relationship or with a significant number of its franchisee-owned restaurants beyond November 2019 or add other network subscribers to sufficiently offset the subscription revenue we receive and have received in recent years from Buffalo Wild Wings corporate-owned restaurants and its franchisees, we expect our subscription revenue to materially decrease beginning in the first quarter of 2020, which could materially and adversely affect our operating results and cash flows. In addition, the inability to demonstrate Buffalo Wild Wings as a strategic user of our tablet platform system could negatively impact achievement of our chain customer site growth goals. Likewise, if any other customer who may in the future represent a significant portion of our revenue were to breach or terminate their subscriptions or otherwise decrease the amount of business they transact with us, we could lose a significant portion of our revenues and cash flow.

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

As of June 30, 2019, we had cash, cash equivalents and restricted cash of $2,978,000. As of December 31, 2018, we had cash, cash equivalents and restricted cash of $2,786,000. We have borrowed all amounts available to us under existing credit facilities and, subject to limited exceptions, our loan and security agreement with Avidbank prohibits us from borrowing additional amounts from other lenders. As of June 30, 2019, $3,333,000 was outstanding under that loan agreement, of which $1,083,000 was recorded in current portion of long-term debt and $2,250,000 was recorded in long-term debt on our balance sheet, which is gross of any unamortized debt issuance costs that are recorded as a reduction of long-term debt. The loan matures on September 30, 2022. Avidbank automatically deducts from our bank account monthly principal payments of approximately $83,000 plus accrued and unpaid interest.

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

To increase the likelihood that we will be able to successfully execute our current long-term operating and strategic plan, and to position us to take advantage of market opportunities for growth and to respond to competitive pressures, unless we increase our revenue to meet our capital needs by extending our relationship with additional Buffalo Wild Wings restaurants beyond November 2019, by adding network subscribers to sufficiently offset the subscription revenue we receive and have received in recent years from Buffalo Wild Wings corporate-owned restaurants and its franchisees, or otherwise, we will need additional capital. We have begun to reduce certain operating expenses in anticipation of the termination of existing agreements. We are continuing to explore and evaluate additional financing alternatives, including additional equity financings and alternative sources of debt. If our cash and cash equivalents are not sufficient to meet future capital requirements, we will not be able to successfully execute our current long-term operating and strategic plan or take advantage of market opportunities for growth and may have to reduce planned capital expenses and further reduce operational cash uses and may have to raise capital on terms that are not as favorable to us as they otherwise might be. Any actions we are undertaking or may undertake to reduce planned capital expenses or reduce operational cash uses may not cover shortfalls in available funds. If we require additional capital, we may not secure additional capital on terms acceptable to is, or at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders will likely experience dilution, and the new equity or debt securities may have rights, preferences, and privileges senior to those of our common stock.

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

NTN BUZZTIME, INC.

Date: August 12, 2019	By:	/s/ Allen Wolff
Allen Wolff
Chief Financial Officer and Executive Vice President
(on behalf of the Registrant, and as its Principal Financial Officer)

