Form 10-Q
period 2019-09-30
NTN BUZZTIME INC
filed 2019-11-01
CIK 748592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 30, 2019, the registrant had outstanding 2,898,834 shares of common stock, $0.005 par value per share.

NTN BUZZTIME, INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS

Item		Page
	PART I – FINANCIAL INFORMATION

1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2019 (unaudited) and December 31, 2018	1

	Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended September 30, 2019 and 2018 (unaudited)	2

	Condensed Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2019 and 2018 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

3.	Quantitative and Qualitative Disclosures About Market Risk	24

4.	Controls and Procedures	24

	PART II – OTHER INFORMATION

1.	Legal Proceedings	25

1A.	Risk Factors	25

2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

3.	Defaults Upon Senior Securities	26

4.	Mine Safety Disclosures	26

5.	Other Information	26

6.	Exhibits	27

	Signatures	28

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amount)

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,533	$2,536
Restricted cash	51	50
Accounts receivable, net of allowances of $372 and $374, respectively	777	1,143
Site equipment to be installed	1,601	2,539
Prepaid expenses and other current assets	585	517
Total current assets	5,547	6,785
Restricted cash, long-term	200	200
Operating lease right-of-use assets	2,176	-
Fixed assets, net	3,365	4,667
Software development costs, net of accumulated amortization of $3,318 and $2,973, respectively	2,504	2,018
Deferred costs	340	424
Goodwill	687	667
Other assets	100	103
Total assets	$14,919	$14,864

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$335	$271
Accrued compensation	450	572
Accrued expenses	322	444
Sales taxes payable	71	87
Income taxes payable	6	1
Current portion of long-term debt	1,000	1,000
Current portion of obligations under operating leases	412	-
Current portion of obligations under financing leases	22	45
Current portion of deferred revenue	743	1,267
Other current liabilities	171	337
Total current liabilities	3,532	4,024
Long-term debt	1,987	2,729
Long-term obligations under operating leases	2,992	-
Long-term obligations under financing leases	25	41
Long-term deferred revenue	13	30
Deferred rent	-	1,123
Other liabilities	25	-
Total liabilities	8,574	7,947

Shareholders’ Equity
Series A 10% cumulative convertible preferred stock, $0.005 par value, $156 liquidation preference, 156 shares authorized, issued and outstanding at September 30, 2019 and December 31, 2018	1	1
Common stock, $0.005 par value, 15,000 shares authorized at September 30, 2019 and December 31, 2018; 2,895 and 2,875 shares issued at September 30, 2019 and December 31, 2018, respectively	14	14
Treasury stock, at cost, 10 shares at September 30, 2019 and December 31, 2018	(456)	(456)
Additional paid-in capital	136,695	136,552
Accumulated deficit	(130,156)	(129,394)
Accumulated other comprehensive income	247	200
Total shareholders’ equity	6,345	6,917

Total liabilities and shareholders’ equity	$14,919	$14,864

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Subscription revenue	$3,723	$4,005	$11,356	$12,111
Hardware revenue	11	1,158	811	2,427
Other revenue	846	841	2,471	2,878
Total Revenue	4,580	6,004	14,638	17,416
Operating expenses:
Direct operating costs (includes depreciation and amortization of $649 and $657 for the three months ended September 30,2019 and 2018, respectively, and $1,918 and $1,824 for the nine months ended September 30, 2019 and 2018, respectively	1,344	2,115	4,545	6,019
Selling, general and administrative	3,464	3,444	10,355	11,123
Depreciation and amortization (excluding depreciation and amortization included in direct operating costs)	88	75	273	244
Total operating expenses	4,896	5,634	15,173	17,386
Operating (loss) income	(316)	370	(535)	30
Other expense, net	(16)	(138)	(189)	(305)
(Loss) income before income taxes	(332)	232	(724)	(275)
Provision for income taxes	(19)	(10)	(30)	(36)
Net (loss) income	(351)	222	(754)	(311)

Series A preferred stock dividend	-	-	(8)	(8)

Net (loss) income attributable to common shareholders	$(351)	$222	$(762)	$(319)

Net (loss) income per common share - basic and diluted	$(0.12)	$0.08	$(0.27)	$(0.12)

Weighted average shares outstanding - basic and diluted	2,874	2,857	2,870	2,628

Comprehensive (loss) income
Net (loss) income	$(351)	$222	$(754)	$(311)
Foreign currency translation adjustment	(18)	39	47	(52)
Total comprehensive (loss) income	$(369)	$261	$(707)	$(363)

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the three and nine months ended September 30, 2019 and 2018 (unaudited)

(in thousands)

	Series A Cumulative Convertible Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Income	Total

Beginning balances at July 1, 2019	156	$1	2,882	$14	$(456)	$136,648	$(129,805)	$265	$6,667
Foreign currency translation adjustment	-	-	-	-	-	-	-	(18)	(18)
Net loss	-	-	-	-	-	-	(351)	-	(351)
Issuance of common stock upon vesting of
restricted stock units	-	-	13	-	-	(16)	-	-	(16)
Cash paid to Series A preferred stockholders
for semi-annual dividend	-	-	-	-	-	-	-	-	-
Non-cash stock based compensation	-	-	-	-	-	63	-	-	63
Balances at September 30, 2019	156	$1	2,895	$14	$(456)	$136,695	$(130,156)	$247	$6,345

Beginning balances at January 1, 2019	156	$1	2,875	$14	$(456)	$136,552	$(129,394)	$200	$6,917
Foreign currency translation adjustment	-	-	-	-	-	-	-	47	47
Net loss	-	-	-	-	-	-	(754)	-	(754)
Issuance of common stock upon vesting of
restricted stock units	-	-	20	-	-	(29)	-	-	(29)
Cash paid to Series A preferred stockholders
for semi-annual dividend	-	-	-	-	-	-	(8)	-	(8)
Non-cash stock based compensation	-	-	-	-	-	172	-	-	172
Balances at September 30, 2019	156	$1	2,895	$14	$(456)	$136,695	$(130,156)	$247	$6,345

	Series A Cumulative Convertible Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Income	Total
Beginning balances at July 1, 2018	156	$1	2,866	$14	$(456)	$136,383	$(129,660)	$254	$6,536
Foreign currency translation adjustment	-	-	-	-	-	-	-	39	39
Net income	-	-	-	-	-	-	222	-	222
True-up to net proceeds from common stock
related to registered direct offering	-	-	-	-	-	(6)	-	-	(6)
Issuance of common stock upon vesting of
restricted stock units	-	-	6	-	-	(12)	-	-	(12)
Cash paid to Series A preferred stockholders
for semi-annual dividend	-	-	-	-	-	-	-	-	-
Non-cash stock based compensation	-	-	-	-	-	117	-	-	117
Balances at September 30, 2018	156	$1	2,872	$14	$(456)	$136,482	$(129,438)	$293	$6,896

	Series A Cumulative Convertible Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Income	Total
Beginning balances at January 1, 2018	156	$1	2,521	$13	$(456)	$134,752	$(129,119)	$345	$5,536
Foreign currency translation adjustment	-	-	-	-	-	-	-	(52)	(52)
Net loss	-	-	-	-	-	-	(311)	-	(311)
Net proceeds from common stock related to
registered direct offering	-	-	345	1	-	1,374	-	-	1,375
Issuance of common stock upon vesting of
restricted stock units	-	-	6	-	-	(12)	-	-	(12)
Cash paid to Series A preferred stockholders
for semi-annual dividend	-	-	-	-	-	-	(8)	-	(8)
Non-cash stock based compensation	-	-	-	-	-	368	-	-	368
Balances at September 30, 2018	156	$1	2,872	$14	$(456)	$136,482	$(129,438)	$293	$6,896

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine months ended September 30,
	2019	2018
Cash flows provided by operating activities:
Net loss	$(754)	$(311)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,191	2,068
Provision for doubtful accounts	144	53
Amortization of operating lease right-of-use assets	217	-
Scrap expense	5	30
Transfer of fixed assets to sales-type lease	7	10
Stock-based compensation	172	368
Amortization of debt issuance costs	7	57
Loss from disposition of equipment and capitalized software	42	53
Changes in assets and liabilities:
Accounts receivable	222	(617)
Site equipment to be installed	475	(267)
Operating lease liabilities	(111)	-
Prepaid expenses and other assets	(66)	40
Accounts payable and accrued liabilities	(196)	69
Income taxes	4	24
Deferred costs	84	305
Deferred revenue	(541)	(1,209)
Deferred rent	-	(148)
Other liabilities	(141)	3
Net cash provided by operating activities	1,761	528
Cash flows used in investing activities:
Capital expenditures	(111)	(291)
Capitalized software development expenditures	(882)	(690)
Proceeds from sales of equipment	29	-
Net cash used in investing activities	(964)	(981)
Cash flows (used in) provided by financing activities:
Net proceeds from issuance of common stock related to registered direct offering	-	1,375
Proceeds from long-term debt	-	4,000
Principal payments on long-term debt	(750)	(5,019)
Debt issuance costs on long-term debt	-	(23)
Principal payments on financing leases	(39)	(132)
Payment of preferred stockholders dividends	(8)	(8)
Tax withholding related to net share settlement of vested restricted stock units	(29)	(12)
Net cash (used in) provided by financing activities	(826)	181
Effect of exchange rate on cash and cash equivalents	27	(28)
Net decrease in cash, cash equivalents and restricted cash	(2)	(300)
Cash, cash equivalents and restricted cash at beginning of period	2,786	3,378
Cash, cash equivalents and restricted cash at end of period	$2,784	$3,078

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$195	$255

Income taxes	$26	$17

Supplemental disclosure of non-cash investing and financing activities:

Initial measurement of operating lease right-of-use assets and liabilities	$3,458	$-

Site equipment transferred to fixed assets	$458	$1,292

Assets acquired under financing lease	$-	$5

Assets acquired under operating lease	$57	$-

Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$2,533	$3,078
Restricted cash	51	-
Restricted cash, long-term	200	-
Total cash, cash equivalents and restricted cash at end of period	$2,784	$3,078

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

The Company delivers interactive entertainment and innovative technology, including performance analytics, to help its customers acquire, engage and retain its patrons. The Company’s tablets and technology offer engaging solutions to establishments with guests who experience dwell time, such as in bars, restaurants, casinos and senior living centers. Casual dining venues subscribe to the Company’s customizable solution to differentiate themselves via competitive fun by offering guests trivia, card, sports and arcade games. The Company’s platform creates connections among the players and venues, and amplifies guests’ positive experiences, and its in-venue TV network creates one of the largest digital out of home advertising audiences in the United States and Canada. The Company also continues to support its legacy network product line, which it calls its Classic platform.

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

At September 30, 2019, 2,565 venues in the U.S. and Canada subscribed to the Company’s interactive entertainment network.

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

These condensed consolidated financial statements should be read with the audited consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2018. The accompanying condensed balance sheet as of December 31, 2018 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2019, or any other period.

Liquidity

In connection with preparing its financial statements as of and for the period ended September 30, 2019, the Company evaluated whether there are conditions and events, considered in the aggregate, that are known and reasonably knowable that would raise substantial doubt about its ability to continue as a going concern within twelve months after the date that such financial statements are issued. The Company believes it has sufficient cash to meet its operating cash requirements and to fulfill its debt obligations for at least the next twelve months after the date that such financial statements are issued.

Under the terms of the Company’s existing agreements, the Company’s relationship with Buffalo Wild Wings corporate-owned and franchisee-owned restaurants terminates on November 15, 2019. Although the Company continues to have discussions with Buffalo Wild Wings corporate and its franchisees to extend the relationship beyond that date, and although the Company has extended its relationship with certain franchisees, the Company does not expect the relationship with Buffalo Wild Wings corporate or with a majority of franchisees to be extended. The Company began reducing its operating expenses in anticipation of the termination of existing relationships and is working on a de-commission plan in anticipation of relationships ending on November 15, 2019.

The Company continues to explore and evaluate financing alternatives, including additional equity financings and alternative sources of debt. These efforts are being undertaken to increase the likelihood of the following:

●	the Company will be able to successfully execute its current long-term operating and strategic plan;

●	the Company positions itself to take advantage of market opportunities for growth and to respond to competitive pressures; and

●

the Company will continue to meet its covenant of maintaining not less than $2,000,000 at all times in unrestricted cash in deposit accounts or securities accounts maintained with Avidbank. (See Note 6.)

If the Company’s cash and cash equivalents are not sufficient to meet future capital requirements, and if the Company cannot raise an adequate amount of capital, it will not be able to successfully execute its current long-term operating and strategic plan or take advantage of market opportunities for growth and will have to reduce planned capital expenses and further reduce operational cash uses. Any capital the Company may raise may be on terms that are not as favorable to the Company as they otherwise might be. Any actions the Company is undertaking or may undertake to reduce planned capital expenses or operational cash uses may not cover shortfalls in available funds.

Reclassifications

Certain reclassifications have been made to the prior year’s consolidated balance sheet and statement of cash flows to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

(2) RESTRICTED CASH

When the Company entered the lease for its corporate headquarters, the Company’s bank, Avidbank, issued a $250,000 letter of credit to the lessor as security, which amount will be reduced by $50,000 on December 1 of each year beginning on December 1, 2019, provided there has been no default under the lease. Avidbank required the Company to deposit $250,000 in a restricted cash account maintained with the bank, which amount will be reduced as the amount required under the letter of credit is reduced. The Company recorded the $250,000 deposit as restricted cash on its balance sheet, with $50,000 plus any earned interest being recorded in short-term restricted cash and the balance being recorded in long-term restricted cash. The amount deposited in the restricted cash account does not count toward the covenant in the Avidbank loan and security agreement (see Note 6) that requires the Company to have an aggregate amount of unrestricted cash in deposit accounts or securities accounts maintained with Avidbank of not less than $2,000,000 at all times.

(3) Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“Topic 606”). The Company generates revenue by charging subscription fees for its service to network subscribers, by leasing equipment to certain network subscribers, by selling equipment, by hosting live trivia events, by selling advertising aired on in-venue screens and as part of customized games, by licensing its content for use with third-party equipment, from providing professional services (such as developing certain functionality within the Company’s platform for customers), and from pay-to-play arcade player games.

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

Revenue Streams

The Company disaggregates revenue by material revenue stream as depicted on its statement of operations. The following describes how the Company recognizes revenue under Topic 606.

Subscription Revenue - The Company recognizes the recurring subscription fees it receives for its services, which includes the Company’s content, over time as customers receive and consume the benefits of such services, the Company’s equipment to access the Company’s content and the installation of the equipment. In general, customers pay for the subscription services during the month in which they receive the services. Due to the timing of providing the services and receiving payment for the services, the Company does not record any unbilled contract asset. Occasionally, a customer will prepay up to one year of services, in which case, the Company will record deferred revenue on the balance sheet related to such prepayment and will recognize the revenue over the time the customer receives the Company’s services. Revenue from installation services is also recorded as deferred revenue and recognized over the longer of the contract term and the expected term of the customer relationship using the straight-line method. The Company has certain contingent performance obligations with respect to repairing or replacing equipment and will recognize any revenue related to the performance of such obligations at the point in time the Company performs them.

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

Sales-type Lease Revenue – For certain customers that lease equipment under sale-type lease arrangements, the Company recognizes revenue in accordance with ASC No. 842, Leases. Such revenue is recognized at the time of installation based on the net present value of the leased equipment. Interest income is recognized over the life of the lease for customers who have remaining lease payments to make. In the event a customer under a sales-type lease arrangement prepays for the lease in full prior to receiving the equipment under the lease, such amounts are recorded in deferred revenue and recognized as revenue once the equipment has been installed and activated at the customer’s location. The cost of the leased equipment is recognized at the same time as the revenue.

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

Revenue Concentrations

The Company’s customers predominantly range from small independently operated bars and restaurants to bars and restaurants operated by national chains. This results in diverse venue sizes and locations. As of September 30, 2019, 2,565 venues in the U.S. and Canada subscribed to the Company’s interactive entertainment network, of which, approximately 47% were Buffalo Wild Wings corporate-owned restaurants and its franchisees. Under the terms of the Company’s existing agreements, the Company’s relationship with Buffalo Wild Wings corporate-owned and franchisee-owned restaurants terminates on November 15, 2019. See Note (1) BASIS OF PRESENTATION—Basis of Accounting Presentation, above and PART II — OTHER INFORMATION, ITEM 1A., Risk Factors.

The table below sets forth the approximate amount of revenue the Company generated from Buffalo Wild Wings corporate-owned restaurants and its franchisees during the three and nine months ended September 30, 2019 and 2018, and the percentage of total revenue that such amount represents for such periods:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Buffalo Wild Wings revenue	$1,676,000	$1,971,000	$5,891,000	$7,209,000
Percent of total revenue	37%	33%	40%	41%

As of September 30, 2019 and December 31, 2018, approximately $202,000 and $552,000, respectively, was included in accounts receivable from Buffalo Wild Wings corporate-owned restaurants and its franchisees.

The geographic breakdown of the Company’s revenue for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
United States	$4,420,000	$5,833,000	$14,144,000	$16,906,000
Canada	160,000	171,000	494,000	510,000
Total revenue	$4,580,000	$6,004,000	$14,638,000	$17,416,000

Contract Assets and Liabilities

The Company enters into contracts and may recognize contract assets and liabilities that arise from these contracts. The Company recognizes revenue and corresponding cash for customers who auto pay via their bank account or credit card, or the Company recognizes a corresponding accounts receivable for customers the Company invoices. The Company may receive consideration from customers, per the terms of the contract, prior to transferring goods or services to the customer. In such instances, the Company records a contract liability and recognizes the contract liability as revenue when all revenue recognition criteria are met. The table below shows the balance of contract liabilities as of September 30, 2019 and December 31, 2018, including the change during the period.

Deferred Revenue
Balance at January 1, 2019	$1,297,000
New performance obligations	1,156,000
Revenue recognized	(1,697,000)
Balance at September 30, 2019	756,000
Less non-current portion	(13,000)
Current portion at September 30, 2019	$743,000

The Company does not generally recognize revenue in advance of when the contract gives the Company the right to invoice a customer, and therefore the Company did not recognize any related contract assets as of September 30, 2019.

(4) Basic and Diluted Earnings Per Common Share

Basic earnings per share excludes the dilutive effects of options, warrants and other convertible securities. Diluted earnings per share reflects the potential dilutions of securities that could share in the Company’s earnings. Options, warrants and convertible preferred stock representing approximately 249,000 and 274,000 shares of common stock were excluded from the computations of diluted net loss per common share as of September 30, 2019 and 2018, respectively, as their effect was anti-dilutive.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Numerator:
Net (loss) income attributable to common shareholders	$(351,000)	$222,000	$(762,000)	$(319,000)
Denominator:
Weighted average common shares outstanding - basic	2,874,000	2,857,000	2,870,000	2,628,000
Effects of diluted common shares	-	-	-	-
Weighted average common shares outstanding - diluted	2,874,000	2,857,000	2,870,000	2,628,000

Net (loss) income per common share - basic and diluted	$(0.12)	$0.08	$(0.27)	$(0.12)

(5) SHAREHOLDERS’ EQUITY

Equity Incentive Plans

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

At the Company’s 2019 Annual Meeting of Stockholders, the Company’s stockholders approved the 2019 Plan, which provides for the issuance of up to 240,000 shares of Company common stock. Awards the under the 2019 Plan may be granted to officers, directors, employees and consultants of the Company. Stock options granted under the 2019 Plan may either be incentive stock options or nonqualified stock options, have a term of up to ten years, and are exercisable at a price per share not less than the fair market value on the date of grant. As of September 30, 2019, there were stock options to purchase approximately 2,000 shares of common stock and 30,000 restricted stock units outstanding under the 2019 Plan.

As a result of stockholder approval of the 2019 Plan, no future grants will be made under the 2010 Plan. All awards that are outstanding under the 2010 Plan will continue to be governed by the 2010 Plan until they are exercised or expire in accordance with the terms of the applicable award or the 2010 Plan. As of September 30, 2019, there were stock options to purchase approximately 59,000 shares of common stock and 67,000 restricted stock units outstanding under the 2010 Plan.

The 2014 Plan provides for the grant of up to 85,000 share-based awards to a new employee as an inducement material to the new employee entering into employment with the Company and expires in September 2024. As of September 30, 2019, there were stock options to purchase approximately 85,000 shares of common stock and no restricted stock units outstanding under the 2014 Plan.

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

The following weighted-average assumptions were used for stock option awards granted during the three and nine months ended September 30, 2019 and 2018:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Weighted average risk-free rate	1.39%	2.82%	1.70%	2.87%
Weighted average volatility	95.11%	113.90%	108.83%	113.20%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected term	5.61 years	5.92 years	5.73 years	7.06 years

The Company estimates forfeitures, based on historical activity, at the time of grant and revises such estimates if necessary in subsequent periods if actual forfeiture rates differ from those estimates. Stock-based compensation expense for the three months ended September 30, 2019 and 2018 was approximately $63,000 and $117,000, respectively, and approximately $172,000 and $368,000 for the nine months ended September 30, 2019 and 2018, respectively, and is expensed in selling, general and administrative expenses and credited to additional paid-in-capital.

For the three and nine months ended September 30, 2019 and 2018, the Company granted the following awards:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Stock option grants	1,000	250	2,000	2,000
Restricted stock units	30,000	-	77,000	53,000

No stock options were exercised during either of the three or nine months ended September 30, 2019 or 2018.

Outstanding restricted stock units are settled in an equal number of shares of common stock on the vesting date of the award. A stock unit award is settled only to the extent vested. Vesting generally requires the continued employment or service by the award recipient through the respective vesting date. Because restricted stock units are settled in an equal number of shares of common stock without any offsetting payment by the recipient, the measurement of cost is based on the quoted market price of the stock at the measurement date, which is the grant date. The weighted average grant date fair value of the restricted stock units awarded during the three months ended September 30, 2019 was $2.76 per restricted stock unit. The weighted average grant date fair value of the restricted stock units awarded during the nine months ended September 30, 2019 and 2018 was $2.95 and $6.04 per restricted stock unit, respectively.

The 30,000 restricted stock units awarded during the three months ended September 30, 2019 is a performance-based award granted to the Company’s former chief executive officer in connection with his resignation. The award will vest in full upon the effective date of a change in control transaction in which an individual, entity or group acquires all of the Company’s then-outstanding equity interests on or before March 17, 2020, or in which an individual, entity or group acquires 51% of our then-outstanding equity interests on or before March 17, 2020, and then that same individual, entity or group acquires the remaining equity so that it holds all of the Company’s then-outstanding equity interests on or before June 17, 2020. Continuing service is not required for vesting to occur. Because a change in control is not considered probable until a change in control occurs, the Company will not recognize stock compensation expense on this award until such change in control occurs.

In connection with the resignation of the Company’s former chief executive officer, the vesting of 10,000 of his restricted stock units was accelerated, 5,000 in September 2019 and 5,000 in October 2019. The modification of this award resulted in the Company recognizing stock compensation expense for the accelerated vesting of restricted stock units in the period in which the vesting was accelerated.

With the exception of the performance-based award and the acceleration of vesting of restricted stock units discussed above, all restricted stock units granted vest as to 16.67% of the total underlying shares on the six month anniversary of the grant date and as to the balance of the total underlying shares in 30 substantially equal monthly installments, beginning on the seven month anniversary of the grant date, subject to accelerated vesting in the event of a change in control.

The following table shows the number of restricted stock units that vested and were settled during the three and nine months ended September 30, 2019 and 2018, as well as the number of shares of common stock issued upon settlement. In lieu of paying cash to satisfy withholding taxes due upon the settlement of vested restricted stock units, an employee may elect to have shares of common stock withheld that would otherwise be issued at settlement, the value of which is equal to the amount of withholding taxes payable.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Restricted stock units vested and settled	18,000	9,000	29,000	9,000
Common stock issued, net of shares withheld	12,000	6,000	19,000	6,000

(6) DEBT

Term Loan

In September 2018, the Company entered into a loan and security agreement with Avidbank for a one-time 48-month term loan in the amount of $4,000,000. The Company makes monthly electronic principal payments initiated by Avidbank of approximately $83,000 plus accrued and unpaid interest. As of September 30, 2019, $3,000,000 of the term loan was outstanding, with $1,000,000 recorded in current portion of long-term debt and the remaining $2,000,000 recorded as long-term debt on the Company’s balance sheet. The Company recorded debt issuance costs of $23,000, which includes the $20,000 facility fee. The debt issuance costs are amortized to interest expense using the effective interest rate method over the life of the loan. The unamortized balance of the debt issuance costs as of September 30, 2019 was approximately $13,000 and is recorded as a reduction of long-term debt. The Company must comply with the following financial covenants:

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

As of September 30, 2019, the Company was in compliance with both of these financial covenants.

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

Topic 842 also allows lessees and lessors to elect certain practical expedients. The Company elected the following practical expedients:

●	Transitional practical expedients, which must be elected as a package and applied consistently to all of the Company’s leases:

o	The Company need not reassess whether any expired or existing contracts are or contain leases.

o	The Company need not reassess the lease classification for any expired or existing leases (that is, all existing leases that were classified as operating leases in accordance with the previous guidance will be classified as operating leases, and all existing leases that were classified as capital leases in accordance with the previous guidance will be classified as finance leases).

o	The Company need not reassess initial direct costs for any existing leases.

●	Hindsight practical expedient. The Company elected the hindsight practical expedient in determining the lease term (that is, when considering lessee options to extend or terminate the lease and to purchase the underlying asset) and in assessing impairment of the Company’s right-of-use assets.

●	As a lessor, the Company elected to not separate nonlease components from lease components when both of the following are met:

o	The timing and patterns of transfer for the lease component and nonlease component associated with that lease component are the same; and

o	The lease component, if accounted for separately, would be classified as an operating lease.

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

Upon adoption of Topic 842, the Company recognized on its consolidated balance sheet as of January 1, 2019 an initial measurement of approximately $3,458,000 of operating lease liabilities, and approximately $2,336,000 of corresponding operating right-of use assets, net of tenant improvement allowances. The initial measurement of the financing leases under Topic 842 did not have a material change from the balances of the financing lease liabilities and assets recorded prior to the adoption of Topic 842. There was also no cumulative effect adjustment to retained earnings as a result of the transition to Topic 842. The Company recorded the initial recognition of the operating leases as a supplemental noncash financing activity on the accompanying consolidated statement of cash flows. The adoption of Topic 842 did not have a material impact on the Company’s consolidated statement of operations.

The tables below show the initial measurement of the operating lease right-of-use assets and liabilities as of January 1, 2019 and the balances as of September 30, 2019, including the changes during the periods.

Operating lease right-of-use assets
Initial measurement at January 1, 2019	$3,458,000
Less tenant improvement allowance	(1,122,000)
Net right-of-use assets at January 1, 2019	2,336,000
Initial measurement of new operating lease right-of-use-assets	57,000
Less amortization of operating lease right-of-use assets	(217,000)
Operating lease right-of-use assets at September 30, 2019	$2,176,000

Operating lease liabilities
Initial measurement at January 1, 2019	$3,458,000
Initial measurement of new operating lease liabilities	57,000
Less principal payments on operating lease liabilities	(111,000)
Operating lease liabilities at September 30, 2019	3,404,000
Less non-current portion	(2,992,000)
Current portion at September 30, 2019	$412,000

As of September 30, 2019, the Company’s operating leases have a weighted-average remaining lease term of 6.5 years and a weighted-average discount rate of 7.25%. The maturities of the operating lease liabilities are as follows:

As of
September 30, 2019
2019	$165,000
2020	635,000
2021	620,000
2022	634,000
2023	655,000
Thereafter	1,601,000
Total operating lease payments	4,310,000
Less imputed interest	(906,000)
Present value of operating lease liabilities	$3,404,000

Total lease expense was approximately $137,000 and $132,000 for the three months ended September 30, 2019 and 2018, respectively, and approximately $407,000 and $396,000 for the nine months ended September 30, 2019 and 2018, respectively. Lease expense was recorded in selling, general and administrative expenses.

The tables below show the initial measurement of the financing lease right-of-use assets and liabilities as of January 1, 2019 and the balances as of September 30, 2019, including the changes during the periods. The Company’s financing lease right-of-use assets are included in “Fixed assets, net” on the accompanying consolidated balance sheet.

Financing lease right-of-use assets
Initial measurement at January 1, 2019	$80,000
Less depreciation of financing lease right-of-use assets	(33,000)
Financing lease right-of-use assets at September 30, 2019	$47,000

Financing lease liabilities
Initial measurement at January 1, 2019	$86,000
Less principal payments on financing lease liabilities	(39,000)
Financing lease liabilities as of September 30, 2019	47,000
Less non-current portion	(25,000)
Current portion at September 30, 2019	$22,000

As of September 30, 2019, the Company’s financing leases have a weighted-average remaining lease term of 2.1 years and a weighted-average discount rate of 5.51%. The maturities of the financing lease liabilities are as follows:

As of
September 30, 2019
2019	$6,000
2020	23,000
2021	21,000
Total financing lease payments	50,000
Less imputed interest	(3,000)
Present value of financing lease liabilities	$47,000

For the three months ended September 30, 2019 and 2018, total lease costs under financing leases were approximately $10,000 and $48,000, respectively. For the nine months ended September 30, 2019 and 2018, total lease costs under financing leases were approximately $41,000 and $143,000, respectively.

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

(8) ACCUMULATED OTHER COMPREHENSIVE INCOME

The United States dollar is the Company’s functional currency, except for its operations in Canada where the functional currency is the Canadian dollar. The financial position and results of operations of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. In accordance with ASC No. 830, Foreign Currency Matters, revenues and expenses of the Company’s foreign subsidiaries have been translated into U.S. dollars using the average exchange rates during the reporting period, and the assets and liabilities of such subsidiaries have been translated using the period end exchange rate. Accumulated other comprehensive income includes the accumulated gains or losses from these foreign currency translation adjustments. As of September 30, 2019 and December 31, 2018, $247,000 and $200,000 of foreign currency translation adjustments were recorded in accumulated other comprehensive income, respectively.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies certain disclosure requirements on fair value measurements. The standard is effective for fiscal years beginning after December 15, 2019 (which will be January 1, 2020 for the Company). The Company is evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which supersedes current guidance requiring recognition of credit losses when it is probable that a loss has been incurred. The ASU requires an entity to establish an allowance for estimated credit losses on financial assets, including trade and other receivables, at each reporting date. This ASU will result in earlier recognition of allowances for losses on trade and other receivables and other contractual rights to receive cash. For smaller reporting companies, the effective date for this standard has been delayed and will be effective for fiscal years beginning after December 15, 2022 (which will be January 1, 2023 for the Company). The Company is evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This report and the documents incorporated by reference, if any, contain “forward-looking statements” – that is statements related to future events, results, performance, prospects and opportunities, including statements related to our strategic plans and targets, revenue generation, product availability and offerings, capital needs, capital expenditures, industry trends and our financial position. Forward-looking statements are based on information currently available to us, on our current expectations, estimates, forecasts, and projections about the industries in which we operate and on the beliefs and assumptions of management. Forward looking statements often contain words such as “expects,” “anticipates,” “could,” “targets,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “would,” and similar expressions. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, and other characterizations of future events or circumstances, are forward-looking statements. Forward-looking statements by their nature address matters that are, to different degrees, subject to risks and uncertainties that could cause actual results to differ materially and adversely from those expressed in any forward-looking statements. For us, particular factors that might cause or contribute to such differences include our ability to grow our revenue and successfully implement our other business strategies to make up for the revenue we have historically received from Buffalo Wild Wings corporate-owned restaurants and its franchisees after our existing relationship with them terminates on November 15, 2019; our ability to raise additional funds in the future on favorable terms, if at all; we have borrowed substantially all amounts available to us under existing credit facilities and, subject to limited exceptions, our loan and security agreement with Avidbank prohibits us from borrowing additional amounts from other lenders; our ability to comply with our financial covenants to Avidbank and its right to declare a default if we do not, which could lead to all payment obligations becoming immediately due and payable; our ability to compete effectively within the highly competitive interactive games, entertainment and marketing services industries, including our ability to successfully commercially launch attractive product offerings; the impact of new products and technological change, especially in the mobile and wireless markets, on our operations and competitiveness; risks relating to the exploration of strategic alternatives that we announced in December 2018; our ability to maintain an adequate supply of our tablets and related equipment; our ability to adequately protect our proprietary rights and intellectual property; our ability to successfully and efficiently manage the design, manufacturing and assembly process of the tablet and related equipment used in our tablet platform; and the other risks and uncertainties described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and described in other documents we file from time to time with the Securities and Exchange Commission, or SEC, including this report and our other Quarterly Reports on Form 10-Q. Readers are urged not to place undue reliance on the forward-looking statements in this report or incorporated by reference herein, which speak only as of the date of this report. Except as required by law, we undertake no obligation to revise or update any such forward-looking statement to reflect future events or circumstances.

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to, and should be read with, the accompanying unaudited condensed consolidated financial statements and notes, included in Item 1 of this Quarterly Report on Form 10-Q, to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. All dollar amounts in this discussion are rounded to the nearest thousand. Our discussion is organized as follows:

●	Overview and Highlights. This section describes our business and significant events and transactions we believe are important in understanding our financial condition and results of operations.

●	Critical Accounting Policies. This section lists our significant accounting policies, including any material changes in our critical accounting policies, estimates and judgments during the three and nine months ended September 30, 2019 from those described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2018.

●	Results of Operations. This section provides an analysis of our results of operations presented in the accompanying unaudited condensed consolidated statements of operations by comparing the results for the three and six months ended June 30, 2019 to the results for the three and six months ended June 30, 2018.

●	Liquidity and Capital Resources. This section provides an analysis of our historical cash flows, and our future capital requirements.

●	Recent Accounting Pronouncements. This section provides information related to new or updated accounting guidance that may impact our consolidated financial statements.

●	Off-Balance Sheet Arrangements. This section provides information related to any off-balance sheet arrangement we may have that would affect our consolidated finance statements.

OVERVIEW AND HIGHLIGHTS

About Our Business and How We Talk About It

We deliver interactive entertainment and innovative technology, including performance analytics, to help our customers acquire, engage and retain its patrons. Our tablets and technology offer engaging solutions to establishments with guests who experience dwell time, such as bars, restaurants, casinos and senior living centers. Casual dining venues subscribe to our customizable solution to differentiate themselves via competitive fun by offering guests trivia, card, sports and arcade games. Our platform, creates connections among the players and venues, and amplifies guests’ positive experiences, and our in-venue TV network creates one of the largest digital out of home advertising audiences in the United States and Canada. We continue to support our legacy network product line, which we call our Classic platform.

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

Over 6 million games are played on our network each month, and as of September 30, 2019, approximately 57% of our network subscriber venues are affiliated with national and regional restaurant brands, including Buffalo Wild Wings, Buffalo Wings & Rings, Old Chicago, Native Grill & Wings, Houlihans, Beef O’Brady’s, Boston Pizza, and Arooga’s.

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

Strategic Process

Our board of directors continues to explore and evaluate strategic alternatives focused on maximizing shareholder value, while also exploring and evaluating financing alternatives to increase the likelihood that we will be able to successfully execute our current long-term operating and strategic plan (see “LIQUIDITY AND CAPITAL RESOURCES,” below) in the event the strategic process does not result in a transaction. Our board of directors has not set a timetable for the strategic process nor has it made any decisions relating to any strategic alternatives at this time, and no assurance can be given as to the outcome of the process. We do not intend to disclose additional details regarding the strategic process unless and until further disclosure is appropriate or necessary.

Our Strategy

Below is a discussion of our strategy and highlights of accomplishments and milestones achieved during 2019:

Hardware. We have a core competency in designing, manufacturing, deploying and supporting tablet-enabled solutions for our partners. We believe our tablets are more durable than off-the-shelf tablets available to consumers, and we can customize our tables to meet the needs of our customers. As previously announced, in the third quarter of 2019, we signed a second order with our partner that services the correctional facility industry for approximately $3,000,000, and delivery of tablets under that order is expected to begin in the fourth quarter of 2019 and continue through the end of 2020. During the third quarter we also signed an agreement with Spendgo, a leading digital marketing and loyalty platform, to use our tablets in its customer locations. We expect initial orders from Spendgo during the fourth quarter of 2019 and the first quarter of 2020, and we anticipate a steady pace of re-orders. Lastly, after the end of the third quarter, we launched a pilot test of our tablets with a food service provider, who has over 200 locations.

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

To address this problem, following months of development and research, during the second quarter of 2019 we began field testing a lower cost, entry-level product that we call Buzztime Basic. We believe that this capital-light, entry-level offering will enable customers to achieve the Buzztime Network Effect with less financial risk. To date, we have deployed Buzztime Basic on a market-by-market basis and are currently in approximately 120 locations. We anticipate reaching approximately 200 Buzztime Basic locations by year-end.

The brains behind Buzztime Basic is Site Hub, our redesigned personal computer, about the size of a deck of cards, that streams our content to television screens within the venue. Currently, a majority of our trivia content is available for streaming through Site Hub. Players will be able to play our trivia games on their mobile phones through our new mobile app, discussed in more detail below.

Mobile App. In May 2019, we released an open beta version of our mobile app, and we continue to release updates as we receive feedback from our customers and evaluate how to improve both the experience and social hooks to enable more viral growth in today’s environment. The app can be found in both the Apple App store and Google Play. Our app allows players to use their own mobile device to play along with most of our network trivia games within our customer’s venues. The app is a complement to our tablet platform experience and is the primary means of playing our trivia games in Buzztime Basic.

Advertising. During the first quarter of 2019, we rolled out our new, modernized ad platform to a subset of our customers. We completed the rollout to all existing customers in the second quarter. This new advertising system gives us access to ad buying platforms where digital advertising inventory is bought and sold on public exchanges and private marketplaces. We continue to work with advertising sales companies to help us improve our advertisement sales and with an advertisement technology company to improve our ad loading, management, and delivery and testing capabilities. We can use advertising to monetize Buzztime Basic, as well as our entire network. If we successfully expand our market reach, we expect that our network will become more attractive to third parties who desire to advertise in the venues in which our network is available, thereby increasing our advertising revenue.

Buffalo Wild Wings. Under the terms of our existing agreements, our relationship with Buffalo Wild Wings corporate-owned and franchisee-owned restaurants terminates on November 15, 2019. Although we continue to have discussions with Buffalo Wild Wings corporate and its franchisees to extend the relationship beyond that date, and although we have extended our relationship with certain franchisees, we do not expect the relationship with Buffalo Wild Wings corporate or with a majority of franchisees to be extended. We began reducing our operating expenses in anticipation of the termination of existing relationships and are working on a de-commission plan in anticipation of relationships ending on November 15, 2019.

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

There have been no material changes in our critical accounting policies, estimates and judgments during the three and nine months ended September 30, 2019 from those described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2018, except for Leases (Topic 842). Upon adoption of Topic 842, we recognized on our consolidated balance sheet as of January 1, 2019 approximately $3,458,000 of operating lease liabilities, and approximately $2,336,000 of corresponding operating right-of use assets, net of tenant improvement allowances. We have also shown the initial recognition of the leases as a supplemental noncash financing activity on the accompanying statement of cash flows. The adoption of Topic 842 did not have a material impact on the Company’s consolidated statement of operations. (See Note 7 to the accompanying unaudited condensed consolidated financial statements for more information on the adoption of Topic 842.)

RESULTS OF OPERATIONS

We incurred a net loss of $351,000 and $754,000 for the three and nine months ended September 30, 2019, respectively, compared to recognizing net income of $222,000 for the three months ended September 30, 2018 and a net loss of $311,000 for the nine months ended September 30, 2018, respectively.

Revenue

The table below summarizes our revenue by type for the periods indicated:

	Three months ended September 30,
	2019		2018
	$	% of Total Revenue	$	% of Total Revenue	$ Change	% Change
Subscription revenue	3,723,000	81%	4,005,000	67%	(282,000)	(7%)
Hardware revenue	11,000	0%	1,158,000	19%	(1,147,000)	(99%)
Other revenue	846,000	19%	841,000	14%	5,000	1%
Total	4,580,000	100%	6,004,000	100%	(1,424,000)	(24%)

	Nine months ended September 30,
	2019		2018
	$	% of Total Revenue	$	% of Total Revenue	$ Change	% Change
Subscription revenue	11,356,000	78%	12,111,000	70%	(755,000)	(6%)
Hardware revenue	811,000	6%	2,427,000	14%	(1,616,000)	(67%)
Other revenue	2,471,000	17%	2,878,000	17%	(407,000)	(14%)
Total	14,638,000	100%	17,416,000	100%	(2,778,000)	(16%)

Subscription Revenue

Subscription revenue decreased for the three and nine months ended September 30, 2019 primarily due to lower average site count and lower average revenue per site when compared to the same periods in 2018. In October 2018, Buffalo Wild Wings informed us that it determined not to rollout our order, payment and guest insights functionality and that its relationship with us would continue in accordance with existing agreements we entered into in the ordinary course of business, and which terminate in accordance with their terms on November 15, 2019. We do not expect our relationship with Buffalo Wild Wings corporate-owned restaurants or with a majority of franchisees to continue after that date. If we do not add other network subscribers to sufficiently offset the subscription revenue we receive and have received in recent years from Buffalo Wild Wings corporate-owned restaurants and its franchisees, we expect our subscription revenue to materially decrease beginning in the first quarter of 2020, which is the first full quarter after our existing agreements with Buffalo Wild Wings corporate-owned restaurants and its franchisees terminate in accordance with their terms. See “PART II — OTHER INFORMATION, ITEM 1A., Risk Factors,” below.

Hardware Revenue

Hardware revenue consists of revenue from hardware sales and from sales-type lease arrangements. Hardware revenue for the three and nine months ended September 30, 2019 decreased when compared to the same periods in 2018 primarily due to a hardware sale during the three and nine months ended September 30, 2018 that did not occur again in the same periods in 2019, and to a lesser extent to fewer sales-type lease arrangements. During the third quarter of 2019, we entered into a $3,000,000 follow-on contract with the customer who purchased the hardware in 2018, and we expect to begin delivering hardware under that contract during the fourth quarter of 2019 and throughout 2020. We do not expect to enter into sales-type lease arrangements in the future, and we are uncertain the extent to which we will enter into hardware sales arrangements during the fourth quarter of 2019 or thereafter.

Other Revenue

During the three months ended September 30, 2019, other revenue remained relatively flat with increases in advertising revenue of approximately $71,000 offset by decreases in all other miscellaneous revenue of approximately $67,000. For the nine months ended September 30, 2019, other revenue decreased primarily due to lower professional services and pay-to-play revenue of approximately $584,000, offset by increases in advertising and content licensing revenue of approximately $152,000 and $27,000, respectively, when compared to the same periods in 2018.

Geographic Breakdown of Site Count

Geographic breakdown of our site count for network subscribers was:

	Network Subscribers as of September 30,
	2019	2018
United States	2,431	2,521
Canada	134	145
Total	2,565	2,666

Direct Operating Costs and Gross Margin

A comparison of direct costs and gross margin for the periods indicated is shown in the table below:

	Three months ended September 30,
	2019	2018	Change	% Change
Revenues	$4,580,000	$6,004,000	$(1,424,000)	(24%)
Direct Operating Costs	1,344,000	2,115,000	(771,000)	(36%)
Gross Margin	$3,236,000	$3,889,000	$(653,000)	(17%)

Gross Margin Percentage	71%	65%

	Nine months ended September 30,
	2019	2018	Change	% Change
Revenues	$14,638,000	$17,416,000	$(2,778,000)	(16%)
Direct Operating Costs	4,545,000	6,019,000	(1,474,000)	(24%)
Gross Margin	$10,093,000	$11,397,000	$(1,304,000)	(11%)

Gross Margin Percentage	69%	65%

For the three and nine months ended September 30, 2019, the decrease in direct operating costs was primarily due to decreases in equipment expense, service provider fees and freight expense of approximately $712,000 and $1,392,000, respectively, primarily due to fewer installation of hardware under sales-type lease arrangements and to decreased hardware sales, and to a lesser extent, decreases in miscellaneous expenses related to direct costs of approximately $59,000 and $82,000, respectively, when compared to the same periods in 2018.

The increase in gross margin for the three and nine months ended September 30, 2019 was primarily due to revenue mix when compared to the same periods in 2018. Our hardware revenue typically has lower margins due to the high cost of the equipment.

Operating Expenses

	Three months ended September 30,
	2019	2018	Change	% Change
Selling, general and administrative	$3,464,000	$3,444,000	$20,000	0.6%
Depreciation and amortization (non-direct)	$88,000	$75,000	$13,000	17.3%

	Nine months ended September 30,
	2019	2018	Change	% Change
Selling, general and administrative	$10,355,000	$11,123,000	$(768,000)	(7%)
Depreciation and amortization (non-direct)	$273,000	$244,000	$29,000	12%

Selling, General and Administrative Expenses

The decrease in selling, general and administrative expenses for the three and nine months ended September 30, 2019 was primarily due to decreased payroll and related expense of $44,000 and $726,000, respectively, and decreased professional fees of $16,000 and $219,000, respectively, offset by an increase in marketing expense of $23,000 and $135,000, respectively, when compared to the same periods in 2018. In anticipation of not extending our relationship with Buffalo Wild Wings or with a majority number of its franchisees beyond November 15, 2019, (See “PART II — OTHER INFORMATION, ITEM 1A., Risk Factors,” below), we began to reduce certain operating expenses. We expect total selling, general, and administrative expenses for 2019 to be less than $13,500,000.

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

Other Expense, Net

	Three months ended September 30,		Decrease in other
	2019	2018	expense, net
Total other expense, net	$(16,000)	$(138,000)	$122,000

	Nine months ended September 30,		Decrease in other
	2019	2018	expense, net
Total other expense, net	$(189,000)	$(305,000)	$116,000

For the three months ended September 30, 2019, the decrease in other expense, net was primarily related to decreased interest expense resulting from lower debt balances, increased foreign currency exchange gains related to the operations of our Canadian subsidiary and gains from the sale of equipment when compared to the same period in 2018.

For the nine months ended September 30, 2019, the decrease in other expense, net was primarily related to decreased interest expense resulting from lower debt balances and gains from the sale of equipment, offset by increased foreign currency losses related to the operations of our Canadian subsidiary when compared to the same period in 2018.

Income Taxes

	Three months ended September 30,
	2019	2018	Change	% Change
Provision for income taxes	$(19,000)	$(10,000)	$(9,000)	(90.0%)

	Nine months ended September 30,
	2019	2018	Change	% Change
Provision for income taxes	$(30,000)	$(36,000)	$6,000	16.7%

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

The tables below shows a reconciliation of our consolidated net (loss) income calculated in accordance with GAAP to EBITDA for the periods indicated. EBITDA should not be considered a substitute for, or superior to, net (loss) income calculated in accordance with GAAP.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net (loss) income per GAAP	$(351,000)	$222,000	$(754,000)	$(311,000)
Interest expense, net	60,000	118,000	196,000	305,000
Income tax provision	19,000	10,000	30,000	36,000
Depreciation and amortization	737,000	732,000	2,191,000	2,068,000
EBITDA	$465,000	$1,082,000	$1,663,000	$2,098,000

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2019, we had cash, cash equivalents and restricted cash of $2,784,000 compared to cash, cash equivalents and restricted cash of $2,786,000 as of December 31, 2018.

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

As of September 30, 2019, $3,000,000 was outstanding under the Avidbank term loan, with $1,000,000 recorded in current portion of long-term debt and the remaining $2,000,000 recorded as long-term debt on our balance sheet. We recorded debt issuance costs of $23,000, which includes a $20,000 facility fee. The debt issuance costs are being amortized to interest expense using the effective interest rate method over the life of the loan. The unamortized balance of the debt issuance costs as of September 30, 2019 was $13,000 and is recorded as a reduction of long-term debt.

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

As of September 30, 2019, we were in compliance with both covenants.

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

In connection with preparing our financial statements as of and for the period ended September 30, 2019, we evaluated whether there are conditions and events, considered in the aggregate, that are known and reasonably knowable that would raise substantial doubt about our ability to continue as a going concern within twelve months after the date that such financial statements are issued. We believe we have sufficient cash to meet our operating cash requirements and to fulfill our debt obligations for at least the next twelve months after the date that such financial statements are issued.

Under the terms of our existing agreements, our relationship with Buffalo Wild Wings corporate-owned and franchisee-owned restaurants terminates on November 15, 2019. Although we continue to have discussions with Buffalo Wild Wings corporate and its franchisees to extend the relationship beyond that date, and although we have extended our relationship with certain franchisees, we do not expect the relationship with Buffalo Wild Wings corporate or with a majority of franchisees to be extended. We began reducing our operating expenses in anticipation of the termination of existing relationships and are working on a de-commission plan in anticipation of relationships ending on November 15, 2019. See “PART II — OTHER INFORMATION, ITEM 1A., Risk Factors,” below.

We are continuing to explore and evaluate financing alternatives, including additional equity financings and alternative sources of debt. These efforts are being undertaken to increase the likelihood that we will be able to successfully execute our current long-term operating and strategic plan and to position us to take advantage of market opportunities for growth and to respond to competitive pressures. If our cash and cash equivalents are not sufficient to meet future capital requirements, and if we cannot raise an adequate amount of capital, we will not be able to successfully execute our current long-term operating and strategic plan or take advantage of market opportunities for growth and will have to reduce planned capital expenses and further reduce operational cash uses. Any capital we may raise may be on terms that are not as favorable to us as they otherwise might be. Any actions we are undertaking or may undertake to reduce planned capital expenses or reduce operational cash uses may not cover shortfalls in available funds. See “PART II — OTHER INFORMATION, ITEM 1A., Risk Factors,” below.

Working Capital

As of September 30, 2019, we had working capital (current assets in excess of current liabilities) of $2,015,000 compared to working capital of $2,761,000 as of December 31, 2018. The following table shows our changes in working capital from December 31, 2018 to September 30, 2019:

Increase (Decrease)
Working capital as of December 31, 2018	$2,761,000
Changes in current assets:
Cash and cash equivalents	(3,000)
Restricted cash	1,000
Accounts receivable, net of allowance	(366,000)
Site equipment to be installed	(938,000)
Prepaid expenses and other current assets	68,000
Net decrease in current assets	(1,238,000)
Changes in current liabilities:
Accounts payable	64,000
Accrued compensation	(122,000)
Accrued expenses	(122,000)
Sales taxes payable	(16,000)
Income taxes payable	5,000
Current portion of obligations under operating leases	412,000
Current portion of obligations under financing leases	(23,000)
Deferred revenue	(524,000)
Other current liabilities	(166,000)
Net increase in current liabilities	(492,000)
Net decrease in working capital	(746,000)
Working capital as of September 30, 2019	$2,015,000

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying unaudited condensed consolidated statements of cash flows, are summarized as follows:

	Nine months ended September
	2019	2018
Cash provided by (used in):
Operating activities	$1,761,000	$528,000
Investing activities	(964,000)	(981,000)
Financing activities	(826,000)	181,000
Effect of exchange rates	27,000	(28,000)
Net decrease in cash, cash equivalents and restricted cash	$(2,000)	$(300,000)

Net cash provided by operating activities. The increase in cash provided by operating activities was due to a decrease in net loss of $297,000, after giving effect to adjustments made for non-cash transactions and decreases in cash used in operating assets and liabilities of $1,530,000 during the nine months ended June 30, 2019 when compared to the same period in 2018.

Our largest use of cash is payroll and related costs. Cash used for payroll and related costs decreased $530,000 to $7,386,000 for the nine months ended September 30, 2019 from $7,916,000 for the same period in 2018, primarily due to a reduction in headcount.

Our primary source of cash is cash we generate from customers. Cash received from customers decreased $1,570,000 to $15,055,000 for the nine months ended September 30, 2019 from $16,625,000 for the same period in 2018 due primarily to decreased hardware and other revenue. See “RESULTS OF OPERATIONS—Revenue,” above, for more information regarding the decrease in our revenue and our expectations regarding our revenue in the future.

Net cash used in investing activities. Although cash used in investing activities for the nine months ended September 30, 2019 remained consistent with the same period in 2018, we increased the amount of capitalized software development expenditures related to new product development and decreased our purchases of other capital expenses during the nine months ended September 30, 2019 when compared to the same period in 2018.

Net cash (used in) provided by financing activities. During the nine months ended September 30, 2018, we received $4,000,000 in proceeds from a term loan from Avidbank and we received $1,375,000 in net proceeds from a registered offering of our common stock. There were no similar financing activities during the same period in 2019. During the nine months ended September 30, 2019, we made $4,269,000 less in principal payments on our long-term debt when compared to the same period in 2018.

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

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for fiscal years beginning after December 15, 2019 (which will be January 1, 2020 for us) and can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Early adoption is permitted at any time. We are evaluating the impact that the adoption of this ASU will have on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies certain disclosure requirements on fair value measurements. The standard is effective for fiscal years beginning after December 15, 2019 (which will be January 1, 2020 for us). We are evaluating the impact that the adoption of this standard will have our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which supersedes current guidance requiring recognition of credit losses when it is probable that a loss has been incurred. The ASU requires an entity to establish an allowance for estimated credit losses on financial assets, including trade and other receivables, at each reporting date. This ASU will result in earlier recognition of allowances for losses on trade and other receivables and other contractual rights to receive cash. . For smaller reporting companies, the effective date for this standard has been delayed and will be effective for fiscal years beginning after December 15, 2022 (which will be January 1, 2023 for us). We do not expect that the adoption of this standard will have a material impact on our consolidated financial statements.

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

We receive a significant portion of our revenue from Buffalo Wild Wings corporate-owned restaurants and its franchisees and our existing relationship will terminate on November 15, 2019. If we do not make up for that revenue, we expect our subscription revenue to materially decrease beginning in the first quarter of 2020.

For the nine months ended September 30, 2019, Buffalo Wild Wings corporate-owned restaurants and its franchisees accounted for approximately 40%, or $5,891,000, of our total revenue. As of that date, approximately $202,000 was included in accounts receivable. For the year ended December 31, 2018, Buffalo Wild Wings corporate-owned restaurants and its franchisees accounted for approximately 44%, or $10,180,000, of our total revenue. As of that date, approximately $552,000 was included in accounts receivable.

In October 2018, Buffalo Wild Wings informed us that it determined not to rollout our order, payment and guest insights functionality and that its relationship with us would continue in accordance with existing agreements we entered into in the ordinary course of business, and which terminate in accordance with their terms on November 15, 2019. Although we continue to have discussions with Buffalo Wild Wings corporate and its franchisees to extend the relationship beyond that date, and although we have extended our relationship with certain franchisees, we do not expect the relationship with Buffalo Wild Wings corporate or with a majority of franchisees to be extended. We began reducing our operating expenses in anticipation of the termination of existing relationships and are working on a de-commission plan in anticipation of relationships ending on November 15, 2019. If we do not add other network subscribers to sufficiently offset the subscription revenue we receive and have received in recent years from Buffalo Wild Wings corporate-owned restaurants and its franchisees, we expect our subscription revenue to materially decrease beginning in the first quarter of 2020, which could materially and adversely affect our operating results and cash flows. In addition, the inability to demonstrate Buffalo Wild Wings as a strategic user of our tablet platform system could negatively impact achievement of our chain customer site growth goals. Likewise, if any other customer who may in the future represent a significant portion of our revenue were to breach or terminate their subscriptions or otherwise decrease the amount of business they transact with us, we could lose a significant portion of our revenues and cash flow.

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

As of September 30, 2019, we had cash, cash equivalents and restricted cash of $2,784,000. As of December 31, 2018, we had cash, cash equivalents and restricted cash of $2,786,000. We have borrowed all amounts available to us under existing credit facilities and, subject to limited exceptions, our loan and security agreement with Avidbank prohibits us from borrowing additional amounts from other lenders. As of September 30, 2019, $3,000,000 was outstanding under that loan agreement, of which $1,000,000 was recorded in current portion of long-term debt and $2,000,000 was recorded in long-term debt on our balance sheet, which is gross of any unamortized debt issuance costs that are recorded as a reduction of long-term debt. The loan matures on September 30, 2022. Avidbank automatically deducts from our bank account monthly principal payments of approximately $83,000 plus accrued and unpaid interest.

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

To increase the likelihood that we will be able to successfully execute our current long-term operating and strategic plan, and to position us to take advantage of market opportunities for growth and to respond to competitive pressures, unless we increase our revenue to meet our capital needs, we will need additional capital. We have begun to reduce certain operating expenses in anticipation of the termination of existing agreements. We are continuing to explore and evaluate financing alternatives, including additional equity financings and alternative sources of debt. If our cash and cash equivalents are not sufficient to meet future capital requirements, and if we cannot raise an adequate amount of capital, we will not be able to successfully execute our current long-term operating and strategic plan or take advantage of market opportunities for growth and will have to reduce planned capital expenses and further reduce operational cash uses. Any capital we may raise may be on terms that are not as favorable to us as they otherwise might be. Any actions we are undertaking or may undertake to reduce planned capital expenses or reduce operational cash uses may not cover shortfalls in available funds. If we issue equity or debt securities to raise additional funds, our existing stockholders will likely experience dilution, and the new equity or debt securities may have rights, preferences, and privileges senior to those of our common stock.

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

As of September 30, 2019, we were in compliance with these covenants. However, there can be no assurance we will be in compliance with these covenants in the future, including due to events or conditions outside of our control. For example, fluctuations in our operating results, such as a material decrease in our subscription revenue as a result of the termination of our existing agreements with Buffalo Wild Wings corporate-owned restaurants and its franchisees on November 15, 2019, could result in violation of the adjusted EBITDA covenant. See “We receive a significant portion of our revenue from Buffalo Wild Wings corporate-owned restaurants and its franchisees and our existing relationship will terminate on November 15, 2019. If we do not make up for that revenue, we expect our subscription revenue to materially decrease beginning in the first quarter of 2020” above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit	Description	Incorporated By Reference
3.1(a)	Restated Certificate of Incorporation	Exhibit to Form 10-Q filed on August 14, 2013
3.1(b)	Certificate of Amendment to the Restated Certificate of Incorporation (reverse/forward split)	Exhibit to Form 8-K filed on June 17, 2016
3.1(c)	Certificate of Decrease of the Series A Convertible Preferred Stock	Exhibit to Form 8-K filed on April 12, 2017
3.1(d)	Certificate of Amendment to the Restated Certificate of Incorporation (decrease in authorized capital stock)	Exhibit to Form 8-K filed on June 9, 2017
3.2	Bylaws (as amended and restated and further amended through December 6, 2018).	Exhibit to Form 8-K filed on December 7, 2018
10.1*	First Amendment to Employment Agreement dated September 17, 2019 by and between NTN Buzztime, Inc. and Allen Wolff	Exhibit to Form 8-K filed on September 17, 2019
10.2*	2019 Interim CEO Performance Incentive Plan	Exhibit to Form 8-K filed on September 17, 2019
10.3*	Employment Agreement dated September 17, 2019 by and between NTN Buzztime, Inc. and Sandra Gurrola	Exhibit to Form 8-K filed on September 17, 2019
10.4*	Limited Term Employment and Separation Agreement and General Release of All Claims dated September 17, 2019 by and between NTN Buzztime, Inc. and Ram Krishnan	Exhibit to Form 8-K filed on September 17, 2019
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1#	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2#	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

*	Indicates management contract or compensatory plan.
#	This certification is being furnished solely to accompany this report pursuant to U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated herein by reference into any filing of the Company whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NTN BUZZTIME, INC.

Date: November 1, 2019	By:	/s/ Sandra M. Gurrola
Sandra M. Gurrola
Senior Vice President of Finance
(on behalf of the Registrant, and as its Principal Financial Officer)

