Form 10-K
period 2019-12-31
NTN BUZZTIME INC
filed 2020-03-19
CIK 748592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

Commission File Number 1-11460

NTN Buzztime, Inc.

(Exact name of registrant as specified in its charter)

Delaware	31-1103425
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1800 Aston Avenue, Suite 100 Carlsbad, California	92008
(Address of Principal Executive Offices)	(Zip Code)

(760) 438-7400

(Registrant’s telephone number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $.005 par value	NTN	NYSE American

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 28, 2019), computed by reference to the closing sale price of the common stock on the NYSE American on such date, was approximately $6.4 million. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 16, 2020, the registrant had 2,914,744 shares of common stock outstanding.

Documents Incorporated by Reference.

Portions of the registrant’s definitive proxy statement relating to its 2020 annual meeting of stockholders are incorporated by reference into Part III of this report where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated herein by reference contain “forward-looking statements” – that is statements related to future events, results, performance, prospects and opportunities, including statements related to our strategic plans and targets, revenue generation, product availability and offerings, capital needs, capital expenditures, industry trends and our financial position. Forward-looking statements are based on information currently available to us, on our current expectations, estimates, forecasts, and projections about the industries in which we operate and on the beliefs and assumptions of management. Forward looking statements often contain words such as “expects,” “anticipates,” “could,” “targets,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “would,” and similar expressions. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, and other characterizations of future events or circumstances, are forward-looking statements. Forward-looking statements by their nature address matters that are, to different degrees, subject to risks and uncertainties that could cause actual results to differ materially and adversely from those expressed in any forward-looking statements. For us, particular factors that might cause or contribute to such differences include (1) our ability to raise capital on favorable terms, if at all, to allow us to meet our debt service obligations and to fund our working capital needs; (2) the effect that the recent COVID-19 pandemic may have on our ability to raise capital and on our business; (3) our ability to maintain or grow our revenue and successfully implement our other business strategies to make up for the revenue we have historically received from Buffalo Wild Wings corporate-owned restaurants and its franchisees after our existing relationships with them terminated in November 2019; (4) the negative impact that measures we recently implemented and may implement to reduce our operating expenses and planned capital expenses (including investments in our business) may have on our ability to effectively manage and operate our business; (5) our ability to comply with our financial covenants in our loan and security agreement with Avidbank and its right to declare a default if we do not, which could lead to all payment obligations becoming immediately due and payable; (6) our ability to compete effectively within the highly competitive interactive games, entertainment and marketing services industries, including our ability to successfully commercially launch attractive product offerings, and the impact of new products and technological change, especially in the mobile and wireless markets, on our operations and competitiveness; (7) our ability to adequately protect our proprietary rights and intellectual property; and (8) the other risks and uncertainties described in Part I, Item 1A “Risk Factors” of this report and described in other documents we file from time to time with the Securities and Exchange Commission, or SEC, including our Quarterly Reports on Form 10-Q. Readers are urged not to place undue reliance on the forward-looking statements contained in this report or incorporated by reference herein, which speak only as of the date of this report. Except as required by law, we do not undertake any obligation to revise or update any such forward-looking statement to reflect future events or circumstances.

PART I

ITEM 1. Business

About Our Business and How We Talk About It

We deliver interactive entertainment and innovative technology to our partners in a wide range of verticals – from bars and restaurants to casinos and senior living centers. By enhancing the overall guest experience, we believe we help our hospitality partners acquire, engage, and retain patrons.

Through social fun and friendly competition, our platform creates bonds between our hospitality partners and their patrons, and between patrons themselves. We believe this unique experience increases dwell time, revenue, and repeat business for venues – and has also created a large and engaged audience which we connect with through our in-venue TV network. Over 1 million hours of trivia, card, sports and arcade games are played on our network each month.

We generate revenue by charging subscription fees to our partners for access to our 24/7 trivia network, by charging equipment fees to select partners for use of tablets and other equipment, by selling and leasing tablet and hardware equipment for custom usage beyond trivia/entertainment, by selling digital-out-of-home (DOOH) advertising direct to advertisers and on national ad exchanges, by licensing our entertainment and trivia content to other parties, and by providing professional services such as custom game design or development of new platforms on our existing tablet form factor. Up until February 1, 2020, we also generated revenue by hosting live trivia events. (See Note 18 to the consolidated financial statements included in Item 8 of this report.)

We own several trademarks and consider the Buzztime®, Playmaker®, Mobile Playmaker, and BEOND Powered by Buzztime trademarks to be among our most valuable assets. These and our other registered and unregistered trademarks used in this document are our property. Other trademarks are the property of their respective owners.

Unless otherwise indicated, references in this report: (a) to “Buzztime,” “NTN,” “we,” “us” and “our” refer to NTN Buzztime, Inc. and its consolidated subsidiaries; (b) to “network subscribers,” “customers,” or “partners” refer to venues that subscribe to our network service; (c) to “consumers,” “patrons” or “players” refer to the individuals that engage in our games, events, and entertainment experiences available at venues and (d) to “venues” or “sites” refer to locations (such as a bar or restaurant) of our customers at which our games and entertainment experiences are available to consumers.

Recent Developments

The effect of the COVID-19 pandemic on the restaurant and bar industry has been rapid and its scope and magnitude is uncertain at this time. Various levels of governmental authorities have recommended or mandated restrictions on the business operations of restaurants and bars across the United States. We have been and will continue to evaluate steps we can take in an effort to mitigate these effects on our business.

On March 12, 2020, we entered into an amendment to the loan and security agreement that we entered into with Avidbank in September 2018 for a $4,000,000 four-year term loan. In connection with entering into the amendment, we made a $433,000 payment on our term loan, which includes the $83,333 monthly principal payment plus accrued interest for March 2020 and a $350,000 principal prepayment, thereby reducing the outstanding principal balance of our term loan to $2.0 million. Additionally, under the terms of the amendment, the maturity date of our term loan was changed from September 28, 2022 to December 31, 2020, and the amount and timing of our payment obligations accelerated significantly. See “PART II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Avidbank Term Loan,” below, for additional information.

In January 2020, we sold all of our assets used to conduct the live hosted knowledge-based trivia events known as Stump! Trivia and OpinioNation for approximately $1.4 million in cash.

Since January 1, 2020, we have reduced our headcount by 35 to reduce expenses and operational cash uses. As of March 16, 2020, we have 38 full time employees and 1 part time employee.

In November 2019, our relationship with Buffalo Wild Wings corporate-owned restaurants and most of its franchisees terminated in accordance with the terms of our agreements with Buffalo Wild Wings and such franchisees.

Strategic Process

Our board of directors continues to explore and evaluate strategic alternatives focused on maximizing shareholder value, while also exploring and evaluating financing alternatives to increase the likelihood that we will be able to successfully execute our current long-term operating and strategic plan in the event the strategic process does not result in a transaction. Our board of directors has not set a timetable for the strategic process nor has it made any decisions relating to any strategic alternatives at this time, and no assurance can be given as to the outcome of the process. We do not intend to disclose additional details regarding the strategic process unless and until further disclosure is appropriate or necessary.

Our Strategy

Our focus for 2020 is to enhance the player experience of our product offering, expand the audience for our product offering, maximize the social impact of our network, and monetize our network.

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

To address this problem, following months of development and research, during the second quarter of 2019 we began field testing a lower cost, entry-level product that we call Buzztime Basic. We believe that this capital-light, entry-level offering will enable customers to achieve the Buzztime Network Effect with less financial risk. To date, we have deployed Buzztime Basic on a market-by-market basis and are currently in more than approximately 150 locations.

The brains behind Buzztime Basic is Site Hub, our redesigned personal computer, about the size of a deck of cards, that streams our content to television screens within the venue. Currently, a majority of our trivia content is available for streaming through Site Hub. Following the launch of our mobile app in 2019, players may now play our trivia games on their mobile phones through our mobile app.

Mobile App. During 2019, we released an open beta version of our mobile app, and we continue to release updates as we receive feedback from our customers and evaluate how to improve both the experience and social hooks to enable more viral growth in today’s environment. To this end, during the first quarter of 2020, we launched a social login integration and have seen an increase in player registrations as a result. During 2020, we expect to launch player promotions focused on driving increased mobile downloads and on targeted audience programs such as Trivia for Charity. The app can be found in both the Apple App store and Google Play. Our app allows players to use their own mobile device to play along with most of our network trivia games within our customer’s venues. The app is a complement to our tablet platform experience and is the primary means of playing our trivia games in Buzztime Basic.

Hardware. We have a core competency in designing, manufacturing, deploying and supporting tablet-enabled solutions for our partners. We believe our tablets are more durable than off-the-shelf tablets available to consumers, and we can customize our tablets to meet the needs of our customers. As previously announced, in the third quarter of 2019, we signed a second order with our partner that services the correctional facility industry for approximately $3,000,000. We began delivering tablets under that order in the fourth quarter of 2019, which will continue into the first quarter of 2021. During the third quarter of 2019 we also signed an agreement with Spendgo, a leading digital marketing and loyalty platform, to use our tablets in its customer locations. We began fulfilling initial orders from Spendgo during the fourth quarter of 2019, and we anticipate a steady pace of re-orders. Lastly, we have two hardware pilot opportunities with large casual dining organizations that could result in tablet orders during 2020.

Advertising. During the first quarter of 2019, we rolled out our new, modernized ad platform to a subset of our customers. We completed the rollout to all existing customers in the second quarter. This new advertising system gives us access to ad buying platforms where digital advertising inventory is bought and sold on public exchanges and private marketplaces. We continue to work with advertising sales companies to help us improve our advertisement sales and with an advertisement technology company to improve our ad loading, management, and delivery and testing capabilities. We can use advertising to monetize Buzztime Basic, as well as our entire network. We had quarter-over-quarter advertising revenue growth during 2019. We recognized approximately $50,000 of revenue during the third quarter of 2019 and more than $75,000 in the fourth quarter of 2019. Although we have approximately 40% fewer sites during the first quarter of 2020 than we did for most of 2019, we expect to recognize approximately $180,000 in advertising revenue on the public exchange during for the first quarter of 2020. If we successfully expand our market reach, we expect that our network will become more attractive to third parties who desire to advertise in the venues in which our network is available, thereby further increasing our advertising revenue.

Products and Services

Our principal product and service is our interactive entertainment system that offers trivia, card, sports and arcade games through an extended network platform. Generally, as part of the subscription to our platform, we provide the equipment for the platform to network subscribers (including tablets, cases and charging trays for the tablets), though we have also leased such equipment to certain network subscribers. We also monetize our network by offering it as an advertising platform through which parties can advertise their products and services across the thousands of TV and tablet screens in our network. In 2017, we began licensing our content to customers to be installed on equipment they obtain from other parties. In 2018, we began selling the tablets, cases and charging trays for the tablets used in our platform to customers who may not subscribe to our network but who can use the equipment in their business for other purposes. In 2019, we released our mobile trivia app, allowing our customers’ patrons to play our trivia games on their mobile devices in addition to on our tablets.

Our primary network subscribers are bars and restaurants in North America, which we target directly through our internal sales organization. In April 2016, we began offering our platform in adjacent markets, such as senior centers and casinos, which we target through third parties who have existing business relationships with potential customers in such markets.

We primarily develop the content and functionality available through our platform internally. We use an Android-based tablet customized to our specifications by a single unaffiliated third-party manufacturer. Such third-party also manufactures the cases and charging trays for the tablets and sources the raw materials used to manufacture those cases and trays. In 2019, we redesigned the personal computer installed in venues to stream our content to televisions and tablets within the venue. The redesigned personal computer, which we call Site Hub, has a smaller form factor (about the size of a deck of cards) compared to our historical personal computer.

Competition

We face direct competition in venues and face competition for total entertainment and marketing dollars in the marketplace from other companies offering similar content and services. A relatively small number of direct competitors are active in the hospitality marketing services and entertainment markets, including UpShow, The Chive and other broadcast entertainment service providers. Competing forms of technology, entertainment, and marketing available in hospitality venues include games, apps and other forms of entertainment offerings available directly to consumers on their smart phones and tablets, on-table bar and restaurant entertainment systems, music and video-based systems, live entertainment and live trivia games, cable, satellite and pay-per-view programming, coin-operated single-player games/amusements, and traffic-building promotions like happy hour specials.

Buzztime Significant Customer

Our customers range from small independently operated bars and restaurants to bars and restaurants operated by national chains in the U.S. and Canada (including Buffalo Wild Wings, Old Chicago Buffalo Wings & Rings, Old Chicago, Native Grill & Wings, Beef O’Brady’s, Boston Pizza, and Arooga’s). This results in diverse venue sizes and locations. As of December 31, 2018, 2,639 venues subscribed to our interactive entertainment network and approximately 56% of our network subscriber venues were affiliated with national and regional restaurant brands. As of December 31, 2019, those numbers declined to 1,440 venues and to approximately 26%, in each case, primarily due to the termination of our relationship with Buffalo Wild Wings corporate-owned restaurants and most of its franchisees in November 2019. For the years ended December 31, 2019 and 2018, revenue generated from all Buffalo Wild Wings corporate-owned restaurants and its franchisees was as follows:

	Year Ended December 31,
	2019	2018
Buffalo Wild Wings revenue	$6,820,000	$10,180,000
Percent of total revenue	34%	44%

As of December 31, 2019 and 2018, amounts included in accounts receivable from Buffalo Wild Wings corporate-owned restaurants and its franchisees was as follows:

	As of December 31,
	2019	2018
Buffalo Wild Wings accounts receivable	$158,000	$552,000
Percent of total accounts receivable, net	13%	48%

Backlog

We generally do not have a significant backlog because we normally can deliver and install new systems within the delivery schedule requested by customers (generally within three to four weeks).

Licensing, Trademarks, Copyrights and Patents

A majority of the gaming content available on our platform is internally developed. The balance is licensed from third parties. We also license third party content for our pay-to-play and free-to-consumer games lobby. The amounts paid for such third-party licensed content was not material during either of the years ended December 31, 2019 or 2018.

Our intellectual property assets, including patents, trademarks, and copyrights, are important to our business and, accordingly, we actively seek to protect the proprietary technology we consider important to our business. No single patent or copyright is solely responsible for protecting our products.

We keep confidential as trade secrets our technology, know-how and software. Most of the hardware we use in our platform is purchased from a third party and customized for use with our service. We enter into agreements with third parties with whom we conduct business, which contain provisions designed to protect our intellectual property and to limit access to, and disclosure of, our proprietary information. We also enter into confidentiality and invention assignment agreements with our employees and contractors.

We believe the duration of our patents is adequate relative to the expected lives of our products. We consider the following United States and Canadian patents to be important to the protection of our products and service:

Patent No.	Description	Expiration Date
8,562,438	System and method for television-based services	4/21/2031
8,562,442	Interactive gaming via mobile playmaker	6/3/2031
2741999 (CAN)	Interactive gaming via mobile playmaker	6/3/2031
8,790,186	User-controlled entertainment system, apparatus and method	2/6/2034
8,898,075	Electronic menu system and method	9/11/2032
9,044,681	System and method for television-based services	10/13/2033
9,358,463	Interactive gaming via mobile playmaker	10/16/2033
9,498,713	User-controlled entertainment system, apparatus and method	2/6/2034
10,410,188	Electronic check splitting system, method and apparatus	8/2/2036

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

Employees

As of March 16, 2020, we had 38 full-time employees and 1 part-time employee. We also engage independent contractors for specific projects. None of our employees are represented by a labor union, and we believe our employee relations are satisfactory.

Our Corporate History

NTN Buzztime, Inc. was incorporated in Delaware in 1984 as Alroy Industries and changed its corporate name to NTN Communications, Inc. in 1985. The name was changed to NTN Buzztime, Inc. in 2005 to better reflect the growing role of the Buzztime consumer brand.

ITEM 1A. Risk Factors

Our business, financial condition and operating results can be affected by several factors, whether currently known or unknown, many of which are not exclusively within our control, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our financial condition and operating results to differ materially from historical or anticipated future financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price. We urge investors to carefully consider the risk factors described below in evaluating our stock and the information in this report.

Risk Factors That May Affect Our Business

We need to raise capital to meet our debt service obligations to Avidbank and to fund our working capital needs. Our inability to raise sufficient capital would have a material adverse effect on our financial condition and business.

As of December 31, 2019, we had cash, cash equivalents and restricted cash of $3,409,000. As of December 31, 2019, $2,750,000 was outstanding under our term loan with Avidbank, which is gross of any unamortized debt issuance costs that are recorded as a reduction of long-term debt. Since January 1, 2020, we paid $750,000 of the principal amount of our term loan, thereby reducing the principal amount outstanding as of March 19, 2020 to $2,000,000. The maturity date of our term loan is December 31, 2020 and we are required to make monthly principal payments ranging from $125,000 to $300,000 plus accrued interest beginning in April 2020. Subject to limited exceptions, our loan and security agreement with Avidbank prohibits us from borrowing additional amounts from other lenders.

We need to raise capital to meet our debt service obligations to Avidbank and fund our working capital needs. We currently have no arrangements for such capital and no assurances can be given that we will be able to raise such capital when needed, on acceptable terms, or at all. The effects of the recent COVID-19 pandemic on macroeconomic conditions and the capital markets will likely make it more challenging to raise capital. If we are unable to raise sufficient capital, we will need to implement additional measures to reduce operating expenses and to preserve capital, any of which may further adversely affect our operations. The going concern explanatory paragraph included in the report of our independent registered public accounting firm on our consolidated financial statements as of and for the year ended December 31, 2019 could also impair our ability to raise capital. See also, “The measures we recently implemented and may implement in the future to reduce operating expenses and to preserve capital could adversely affect our business and we may not realize the operational or financial benefits from such actions,” “If we fail to comply with our debt service obligations or with our financial covenants to Avidbank, it may declare a default, which could lead to all payment obligations becoming immediately due and payable and have a material adverse effect on our financial condition and business,” and “Raising additional capital may cause dilution to our existing stockholders and may restrict our operations,” below.

Due to the termination of our relationships with Buffalo Wild Wings corporate-owned restaurants and most of its franchisees in November 2019, we expect our future revenue to materially decrease and, for at least the foreseeable future, our operating results and cash flows to be adversely effected. In addition, the recent COVID-19 pandemic could further decrease our revenues and our operating results and cash flows could be further adversely effected.

For the year ended December 31, 2019, Buffalo Wild Wings corporate-owned restaurants and its franchisees accounted for approximately 34%, or $6,820,000, of our total revenue. We continue to seek to add network subscribers and other sources of revenue to offset the revenue we lost as a result of the termination of our relationships with Buffalo Wild Wings corporate-owned restaurants and most of its franchisees in November 2019, however, we have not yet been successful in doing so and there is no assurance that we will be.

In addition, the effect of the recent COVID-19 pandemic on the restaurant and bar industry has been rapid and its scope and magnitude is uncertain at this time. Various levels of governmental authorities have recommended or mandated restrictions on the business operations of restaurants and bars across the United States. The extent to which the effects of the COVID-19 pandemic adversely affects our business and operating results is uncertain at this time and will depend on many factors and future developments, including the scope and nature of future governmental guidelines, recommendations, restrictions or orders. The businesses of restaurants and bars that subscribe to our service or of those considering subscribing to our service will likely be adversely affected by the effects of the COVID-19 pandemic, which could result in such restaurants and bars deciding to terminate or suspend our service or to not subscribe to it, any of which would, at a minimum, adversely affect our near-term revenues and could result in a material adverse effect on our business or results of operations.

If we fail to comply with our debt service obligations or with our financial covenants to Avidbank, it may declare a default, which could lead to all payment obligations becoming immediately due and payable and have a material adverse effect on our financial condition and business.

As of March 19, 2020, the outstanding principal balance of our term loan with Avidbank is $2,000,000. Under our loan and security agreement with Avidbank, as amended, the maturity date of our term loan is December 31, 2020, we are required to make monthly principal payments ranging from $125,000 to $300,000 plus accrued interest beginning in April 2020, our asset coverage ratio must be no less than 1.25 to 1.00 as of the last day of each calendar month and at all times our minimum liquidity must be not less than the outstanding principal of our term loan. See “PART II—ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Avidbank Term Loan,” below. There can be no assurance we will be able to meet our term loan debt service obligations and fund our working capital needs or that we will be in compliance with our financial covenants in the future or that Avidbank will waive any non-compliance in the future. Among other factors, fluctuations in our operating results, could result in violation of these covenant. See “Due to the termination of our relationships with Buffalo Wild Wings corporate-owned restaurants and most of its franchisees in November 2019, we expect our future revenue to materially decrease and, for at least the foreseeable future, our operating results and cash flows to be adversely effected. In addition, the recent COVID-19 pandemic could further decrease our revenues and our operating results and cash flows could be further adversely effected,” above.

If we default on our monthly payment obligations to Avidbank or if we fail to comply with our financial covenants, Avidbank may declare a default, which could lead to all payment obligations becoming immediately due and payable, which would have a material adverse effect on our financial condition and business. Avidbank has a first-priority security interest in all our personal property and may foreclose on our personal property to satisfy our payment obligations.

The measures we recently implemented and may implement in the future to reduce operating expenses and to preserve capital could adversely affect our business and we may not realize the operational or financial benefits from such actions.

We recently implemented measures to reduce operating expenses and to preserve capital. For example, since January 1, 2020, we reduced our headcount from 74 to 39 employees, and we eliminated certain capital expenditures and investments in our business that we planned to make during 2020. We may implement additional measures and further eliminate planned capital expenditures and investments in our business in the future. In addition to distracting management from the core operations of our business, any of these actions may negatively impact our ability to effectively manage, operate and grow our business, to introduce new offerings to our customers, to increase market awareness and encourage the adoption of the Buzztime brand and our Buzztime network, to retain customers, and to generate revenue. For example, the reduction in headcount resulted in the loss of a number of long-term employees, the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. In addition, we may not be able to effectively realize all the cost savings anticipated by the reductions in operational costs and we may incur unanticipated charges or make cash payments as a result that were not previously contemplated which could result in an adverse effect on our business or results of operations.

The effects of the COVID-19 pandemic on the operating results of our Canadian business could result in a goodwill impairment charge in 2020, which could adversely affect our future operating results.

We have goodwill resulting from the excess of costs over the fair value of assets we acquired in 2003 related to our Canadian business.  As of December 31, 2019, that goodwill was $696,000. Goodwill and intangible assets acquired in a purchase combination that are determined to have an indefinite useful life are not amortized, but instead are assessed annually, or at interim periods, for impairment based on qualitative factors, such as macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant events, to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the Reporting Unit is less than its carrying amount. If there are indications of impairment, then we perform a quantitative impairment test.

If the impact of the COVID-19 pandemic is significant to the operating results of our Canadian business, the recorded goodwill relating to our Canadian business may be impaired, which would result in a non-cash impairment charge in future periods. We cannot accurately predict the amount and timing of any impairment charge at this time, however, any such impairment charge could have an adverse effect on our financial results.

Our success depends on our ability to recruit and retain skilled professionals.

The success of our business depends on our ability to identify, hire, and retain knowledgeable and experienced programmers, creative designers, application developers, and sales and marketing personnel. If we cannot motivate and retain knowledgeable and experienced professionals, our business, financial condition, and results of operations will suffer. There is significant competition from other businesses for individuals with the experience and skills required to successfully operate our business and the recent reductions in headcount and other measures we recently implemented to reduce operating expenses may decrease the morale of our remaining employees and make retaining them more challenging. Moreover, in light of the small number of employees on our staff to manage our key functions, we may not be able to adequately support current and future business initiatives or attract or retain customers, which risk could be increased if we are unable to retain existing personnel.

We cannot assure you that our exploration of strategic alternatives will result in us pursuing a transaction or that any such transaction would be successfully completed, and there may be negative impacts on our business and stock price as a result of the process of exploring strategic alternatives.

In December 2018, we announced that our board of directors was exploring and evaluating strategic alternatives focused on maximizing shareholder value, and that we engaged a financial advisor to assist in the process. Although our engagement with the financial advisor has ended, the strategic process is ongoing. Our board of directors has not set a timetable for the strategic process nor has it made any decisions relating to any strategic alternatives at this time. No assurance can be given as to the outcome of the process, including whether the process will result in a transaction or that any transaction that is agreed to will be completed. Whether the process will result in a transaction, and our ability to complete a transaction, if our board of directors decides to pursue one, will depend on numerous factors, some of which are beyond our control, including the interest of potential acquirers or strategic partners in a potential transaction with our company, the value potential acquirers or strategic partners attribute to our business and its prospects, market conditions, and industry trends. Our stock price may be adversely affected if the process does not result in a transaction or if a transaction is not completed. Even if a transaction is completed, there can be no assurance that it will be successful or have a positive effect on shareholder value. Our board of directors may also determine that no transaction is in the best interest of our stockholders.

In addition, our financial results and operations have been and may continue to be adversely affected by the strategic process and by the uncertainty regarding its outcome. The attention of management and of our board of directors has been diverted from our core business operations to the process and we have diverted capital and other resources to the process that otherwise could have been used in our business operations, and we will continue to do so until the process is completed. We could incur substantial expenses associated with identifying and evaluating potential strategic alternatives, including those related to employee retention payments, equity compensation, severance pay and legal, accounting and financial advisor fees. In addition, the process could lead us to lose or fail to attract, retain and motivate key employees, and to lose or fail to attract customers or business partners, and could expose us to litigation. The public announcement of a strategic alternative may also yield a negative impact on operating results if prospective or existing service providers are reluctant to commit to new or renewal contracts or if existing customers decide to move their business to a competitor.

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

We have experienced significant losses and expect to incur significant losses in the future.

We have a history of significant losses, including net losses of $2,047,000 and $259,000 for the years ended December 31, 2019 and 2018, respectively, and have an accumulated deficit of $131,457,000 as of December 31, 2019. We expect to incur future operating and net losses, due in part to expenditures required to continue to implement our business strategies, including the continued development and implementation of our technology platform and product line. Despite significant expenditures, we may not achieve or maintain profitability. Even if we achieve profitability, the level of profitability cannot be predicted and may vary significantly from quarter to quarter and year to year. See also “—Risks Relating to the Market for Our Common Stock— Our common stock could be delisted or suspended from trading on the NYSE American if we are determined to be non-compliant with any of the NYSE American continued listing standards,” below.

We may not compete effectively within the highly competitive and evolving interactive games, entertainment and marketing services industries.

We face intense competition in the markets in which we operate. For example, we face significant competition in the hospitality market from companies offering services that compete with ours. Our services also compete with games, apps and other forms of entertainment offerings available directly to consumers on their mobile devices. See “ITEM 1. Business—Competition,” above. Many of our current and potential competitors enjoy substantial competitive advantages, including greater financial resources that they can deploy for content development, research and development, strategic acquisitions, alliances, joint ventures, and sales and marketing. As a result, our current and potential competitors may respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or consumer preferences.

With the rapid pace of change in product and service offerings, we must also be able to compete in terms of technology, content, and management strategy. If we fail to provide competitive, engaging, quality services and products, it will be challenging to gain new customers and we will lose customers to competitors. Increased competition may also result in price reductions, fewer customer orders, reduced gross margins, longer sales cycles, reduced revenue, and loss of market share.

New products and rapid technological change may render our operations obsolete or noncompetitive.

The emergence of new entertainment products and technologies, changes in consumer preferences, the adoption of new industry standards, and other factors may limit the life cycle and market penetration of our technologies, products, and services. Our future performance depends on our ability to:

●	identify and successfully respond to emerging technological trends and industry standards in our market;

●	identify and successfully respond to changing consumer needs, desires, or tastes;

●	develop and maintain competitive technology, including new hardware and content products and service offerings;

●	improve the performance, features, and reliability of our products and services, particularly in response to changes in consumer preferences, technological changes, and competitive offerings; and

●	bring appealing technology to market quickly at cost-effective prices.

Our inability to succeed in one or more of the above areas would have a material adverse effect on our financial condition and business.

In addition, we have to incur substantial costs to modify or adapt our products or services to respond to developments, customer needs, and changing preferences. We must be able to incorporate new technologies into the products we design and develop to address the increasingly complex and varied needs of our customer base. Any significant delay or failure in developing new or enhanced technology, including new product and service offerings, would have a material adverse effect on our financial condition and business.

A disruption in the supply of equipment or in our advertising exchange network could negatively impact our revenue.

An unaffiliated third party manufactures an Android-based tablet customized to our specifications and our tablet equipment—tablet charging trays and tablet cases. We have no alternative manufacturing source for our customized tablet or tablet equipment or alternatives for the tablet equipment.

If our sole manufacturer is delayed in delivering tablets to us, becomes unavailable, has product quality issues, or shortages occur, besides not realizing the benefits of having a tablet manufactured to our specifications, we would need to return to third-party tablets or find an alternative device. Similarly, if our sole manufacturer is delayed in delivering the tablet equipment to us, becomes unavailable, has product quality issues, or shortages occur, we may not timely obtain replacement tablet equipment. Delays, unavailability of the tablet or tablet equipment, product quality issues and shortages could damage our reputation and customer loyalty, cause subscription cancellations, increase our expense and reduce our revenue. See also “Our business could be adversely impacted if the sole manufacturer of our customized tablet and tablet equipment is not able to meet our manufacturing quality standards.”

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

In addition, the revenue we receive from the sale of advertisements that are shown on the screens throughout our network depends on the advertisements being properly aired in our network. We rely on the technology of an unaffiliated third party to air the advertisements on the screens in our network. If that third party technology has interruptions in service or if the advertisements are otherwise not properly airing on our network, the revenue we receive from the sale of advertisements will decrease.

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

In addition, the third-party manufacturer of our customized tablet and tablet equipment manufactures in China using a significant number of Chinese-sourced parts. While our inventory is currently robust, we are experiencing delays from suppliers who have been affected by the COVID-19 pandemic. A disruption in the supply chain for our tablet and tablet equipment for whatever reason, including resulting from the effects of the COVID-19 pandemic, could adversely impact our ability to deliver our products and services. It may not be possible to find replacement products or supplies and significant delays could adversely affect our business. We are experiencing delays from suppliers who have been affected more directly by the outbreak.

If we do not adequately protect our proprietary rights and intellectual property or we are subjected to intellectual property claims by others, our business could be seriously damaged.

We rely on a combination of trademarks, copyrights, patents, and trade secret laws to protect our proprietary rights in our products. We have a few patents and patent applications pending in jurisdictions related to our business activities. Our pending patent applications and any future applications might not be approved. Moreover, our patents might not provide us with competitive advantages. Third parties might challenge our patents or trademarks or attempt to use infringing technologies or brands which could harm our ability to compete and reduce our revenues, as well as create significant litigation expense. In addition, patents and trademarks held by third parties might have an adverse effect on our ability to do business and could likewise result in significant litigation expense. Furthermore, third parties might independently develop similar products, duplicate our products or, to the extent patents are issued to us, design around those patents. Others may have filed and, in the future may file, patent applications similar or identical to ours. Such third-party patent applications might have priority over our patent applications. To determine the priority of inventions, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office, which could result in substantial cost to us.

We believe that the success of our business also depends on such factors as the technical expertise and innovative capabilities of our employees. It is our policy that all employees and consultants sign non-disclosure agreements and assignment of invention agreements. Our competitors, former employees, and consultants may, however, misappropriate our technology or independently develop technologies that are as good as or better than ours. Our competitors may also challenge or circumvent our proprietary rights. If we have to initiate or defend against an infringement claim to protect our proprietary rights, the litigation over any such claim, with or without merit, could be time-consuming and costly to us.

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

We make content and entertainment services available on our Buzztime network and the internet which includes games and game content, software, and a variety of other entertainment content. The availability of this content and services and our branding could result in claims against us based on a variety of theories, including defamation, obscenity, negligence, or copyright or trademark infringement. We could also be exposed to liability for third-party content accessed through the links from our websites to other websites. Federal laws may limit, but not eliminate, our liability for linking to third-party websites that include materials that infringe copyrights or other rights. We may incur costs to defend against claims related to either our own content or that of third parties, and our financial condition could be materially adversely affected if we are found liable for information that we make available. Implementing measures to reduce our exposure may require us to spend substantial resources and may limit the attractiveness of our services to users which would harm our business.

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

We rely on the continuous operation of our information technology and communications systems and those of third parties to communicate with and to distribute our services to the locations of our network subscribers. We currently transmit our data to our customers via broadband internet connections including telephone and cable TV networks. Our systems and those of third parties on which we rely are vulnerable to damage or interruption from many causes, including earthquakes, terrorist attacks, floods, storms, fires, power loss, telecommunications and other network failures, equipment failures, computer viruses, computer denial of service or other attacks. These systems are also subject to break-ins, sabotage, vandalism, and to other disruptions, for example if we or the operators of these systems and system facilities have financial difficulties. Some of our systems are not fully redundant, and our system protections and disaster recovery plans cannot prevent all outages, errors, or data losses. In addition, our services and systems are highly technical and complex and may contain errors or other vulnerabilities. Any errors or vulnerabilities in our products and services, damage to or failure of our systems, any natural or man-made disaster, or other unanticipated problems at our facilities or those of a third party, could result in lengthy interruptions in our service to our customers, which could reduce our revenues and cash flow, and damage our brand. Any interruption in communications or failure of proper hardware or software function at our or our customers’ venues could also decrease customer loyalty and satisfaction and result in a cancellation of our services.

We have incurred significant net operating loss carryforwards that we will likely be unable to use.

At December 31, 2019, we had net operating loss (“NOL”) carryforwards of approximately $63,354,000 available for federal income tax purposes, which will continue expiring in 2020, and of approximately $29,195,000 available for state income tax purposes, which will continue expiring in 2020. We believe that our ability to utilize our NOL carryforwards may be substantially restricted by the passage of time and the limitations of Section 382 of the Internal Revenue Code, which apply when there are certain changes in ownership of a corporation. To the extent we begin to realize significant taxable income, these Section 382 limitations may result in our incurring federal income tax liability notwithstanding the existence of otherwise available NOL carryforwards. We performed a Section 382 analysis through December 31, 2018 to determine the impact of any changes in ownership. This analysis indicated that no ownership change occurred that would limit the use of the NOLs. We do not believe there has been a material change in our ownership between the Section 382 analysis completed through December 31, 2018 and the year ended December 31, 2019 that would indicate a limit on the use of the NOLs. We established a full valuation allowance for substantially all of our deferred tax assets, including the NOL carryforwards, since we do not believe we are likely to generate future taxable income to realize these assets.

Risks Relating to the Market for Our Common Stock

Our common stock could be delisted or suspended from trading on the NYSE American if we are determined not to be in compliance with any of the NYSE American continued listing standards.

After the filing of this report, the NYSE Regulation may notify us that we are not in compliance with Section 1003(a)(iii) of the NYSE American Company Guide because our stockholders’ equity was less than $6 million as of December 31, 2019 (it was $5,091,000) and because we had net losses in five of our most recent fiscal years ended December 31, 2019. If we are determined not to be in compliance with Section 1003(a)(iii) of the NYSE American Company Guide or any other NYSE American continued listing standard, we will become subject to the procedures and requirements of Section 1009 of the Company Guide or the NYSE Regulation may immediately initiate delisting proceedings.

If we receive a notice of non-compliance from NYSE Regulation, we can give no assurances that we will be able to address it successfully, or even if we do, that we will be able to maintain the listing of our common stock on the NYSE American. In addition, we may determine to pursue business opportunities or grow our business at levels or on timelines that further reduces our stockholders’ equity below the level required to maintain compliance with NYSE American continued listing standards. The delisting of our common stock for whatever reason could, among other things: substantially impair our ability to raise additional capital; result in a loss of institutional investor interest and fewer financing opportunities for us; result in claims for breaches of representations or covenants in agreements relating to our compliance with applicable listing requirements; materially impair our stockholders’ ability to buy and sell shares of our common stock; and have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock.

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

As of December 31, 2019, there were approximately (1) 142,000 shares of common stock reserved for issuance upon the exercise of outstanding stock options at exercise prices ranging from $2.43 to $30.50 per share, (2) 57,000 shares of common stock reserved for issuance upon the settlement of outstanding restricted stock units, and (3) 156,000 shares of our Series A Preferred Stock outstanding which, based on their current conversion price, would convert into approximately 11,000 shares of common stock. Registration statements registering the shares of common stock underlying the outstanding options and restricted stock units are currently effective. Generally, the shares of common stock issuable upon conversion of the Series A Preferred Stock, which the holders may do at any time, may be sold under Rule 144 of the Securities Act of 1933. Accordingly, a significant number of shares of our common stock could be sold at any time. Depending upon market liquidity at the time our common stock is resold by the holders thereof, such resales could cause the trading price of our common stock to decline. In addition, the sale of a substantial number of shares of our common stock, or anticipation of such sales, could make it more difficult for us to obtain future financing. To the extent the trading price of our common stock at the time any of our outstanding options are exercised exceeds their exercise price or at the time any of our outstanding shares of Series A Preferred stock are converted exceeds their conversion price, such exercise or conversion will have a dilutive effect on our stockholders.

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

Over the past few years we have raised capital through the sale of our equity securities. The offerings we completed in April 2014, November 2016, March 2017, April 2017 and June 2018 were equity offerings conducted under a “shelf” registration statement on Form S-3. Using a shelf registration statement on Form S-3 to raise additional capital generally takes less time and is less expensive than other means, such as conducting an offering under a Form S-1 registration statement. However, our ability to raise capital using a shelf registration statement may be limited by, among other things, SEC rules and regulations. Under SEC rules and regulations, we must meet certain requirements to use a Form S-3 registration statement to raise capital without restriction as to the amount of the market value of securities sold thereunder. One such requirement is that we periodically evaluate the market value of our outstanding shares of common stock held by non-affiliates, or public float, and if, at an evaluation date, our public float is less than $75.0 million, then the aggregate market value of securities sold by us or on our behalf under the Form S-3 in any 12-month period is limited to an aggregate of one-third of our public float. Based on the closing price of our common stock on March 16, 2020, the highest closing price of our common stock within the past 60 days, our public float is approximately $7.6 million and therefore we are currently subject to the one-third of our public float limitation. Assuming our public float remains the same amount the next time we must evaluate it, we will only be able to sell up to approximately $2.5 million if we seek to use a shelf registration statement. If our ability to use a shelf registration statement for a primary offering of our securities is limited to one-third of our public float, we may conduct such an offering pursuant to an exemption from registration under the Securities Act or under a Form S-1 registration statement, and we would expect either alternative to increase the cost of raising additional capital relative to utilizing a Form S-3 registration statement.

In addition, under SEC rules and regulations, our common stock must be listed and registered on a national securities exchange in order to utilize a Form S-3 registration statement (i) for a primary offering, if our public float is not at least $75.0 million as of a date within 60 days prior to the date of filing the Form S-3 or a re-evaluation date, whichever is later, and (ii) to register the resale of our securities by persons other than us (i.e., a resale offering). While currently our common stock is listed on the NYSE American, there can be no assurance we can maintain such listing. See also “Our common stock could be delisted or suspended from trading on the NYSE American if we are determined to be non-compliant with any of the NYSE American continued listing standards,” above.

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

ITEM 2. Properties

We lease two properties, both of which are material to our business. We believe that our leased properties meet our current needs and that we will be able to renew these leases when needed on acceptable terms or find alternative facilities. As a result of recent reductions in headcount, we are exploring subleasing a portion of our office space in Carlsbad, California to help reduce our lease expense.

Location	Approx. Square Feet	Term Expires	Purpose
Carlsbad, California	16,000	April 2026	Principal executive office
Hilliard, Ohio	10,000	April 2020	Warehouse for equipment

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

Also, from time to time, state and provincial tax agencies have made, and we anticipate will make, inquiries as to whether our service offerings are subject to taxation in their jurisdictions. Many states have expanded their interpretation of their sales and use tax statutes, which generally had the effect of increasing the scope of activities that may be subject to such statutes. We evaluate inquiries from state and provincial tax agencies on a case-by-case basis and have favorably resolved the majority of these inquiries in the past, though we can give no assurances as to our ability to favorably resolve such inquiries in the future. Any such inquiry could, if not resolved favorably to us, materially adversely affect our business, results of operations, or financial condition.

ITEM 4. Mine Safety Disclosures

Not Applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NYSE American under the symbol “NTN.”

On March 16, 2020, the closing price for our common stock as reported on the NYSE American was $1.73 and there were approximately 342 holders of record.

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

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the accompanying audited consolidated financial statements and notes, included in Item 8 of this report, to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. You should also see the section entitled “Forward-Looking Statements” at the beginning of this report. All dollar amounts in MD&A are rounded to the nearest thousand. Our MD&A is organized as follows:

●	Overview. This section provides a general description of our business.

●	Results of Operations. This section provides an analysis of our results of operations presented in the accompanying consolidated statements of operations by comparing the results for our two most recent completed fiscal years.

●	Liquidity and Capital Resources. This section provides an analysis of our historical cash flows, as well as our future capital requirements.

●	Off-Balance Sheet Arrangements. This section provides information related to any off-balance sheet arrangement we may have that would affect our consolidated finance statements.

●	Critical Accounting Policies and Estimates. This section provides a listing of our significant accounting policies, including any material changes in our critical accounting policies, estimates and judgments during the year ended December 31, 2019 from those described in the MD&A section of our Annual Report on Form 10-K for the year ended December 31, 2018.

●	Recent Accounting Pronouncements. This section provides information related to new or updated accounting guidance that may impact our consolidated financial statements.

Overview

We deliver interactive entertainment and innovative technology to our partners in a wide range of verticals – from bars and restaurants to casinos and senior living centers. By enhancing the overall guest experience, we believe we help our hospitality partners acquire, engage, and retain patrons.

Through social fun and friendly competition, our platform creates bonds between our hospitality partners and their patrons, and between patrons themselves. We believe this unique experience increases dwell time, revenue, and repeat business for venues – and has also created a large and engaged audience which we connect with through our in-venue TV network. Over 1 million hours of trivia, card, sports and arcade games are played on our network each month.

Results of Operations

We generated a net loss of $2,047,000 for the year ended December 31, 2019, compared to a net loss of $259,000 for the year ended December 31, 2018.

Revenue

We generate revenue by charging subscription fees to our partners for access to our 24/7 trivia network, by charging equipment fees to select partners for use of tablets and other equipment, by selling and leasing tablet and hardware equipment for custom usage beyond trivia/entertainment, by selling digital-out-of-home (DOOH) advertising direct to advertisers and on national ad exchanges, by licensing our entertainment and trivia content to other parties, and by providing professional services such as custom game design or development of new platforms on our existing tablet form factor. Up until February 1, 2020, we also generated revenue by hosting live trivia events. (See Note 18 to the consolidated financial statements included in item 8 of this report.) The table below summarizes the type of revenue we generated for the years ended December 31, 2019 and 2018:

	Years ended December 31,
	2019		2018
	$	% of Total Revenue	$	% of Total Revenue	Change $	% Change
Subscription revenue	14,278,000	72.1%	16,031,000	68.7%	(1,753,000)	(10.9)%
Hardware revenue	2,350,000	11.9%	3,589,000	15.4%	(1,239,000)	(34.5)%
Other revenue	3,178,000	16.0%	3,715,000	15.9%	(537,000)	(14.5)%
Total	19,806,000	100.0%	23,335,000	100.0%	(3,529,000)	(15.1)%

Subscription Revenue

The decrease in subscription revenue year-over-year was primarily due to lower average site count and lower average revenue per site in 2019 compared to 2018. In November 2019, our agreements with Buffalo Wild Wings corporate-owned restaurants and most of its franchisees terminated in accordance with their terms. As a result of the foregoing and if we do not add network subscribers or other revenue sources to sufficiently offset the subscription revenue we received in recent years from Buffalo Wild Wings corporate-owned restaurants and its franchisees, our subscription revenue will materially decrease beginning in the first quarter of 2020. In addition, our subscription revenue could be further adversely affected as a result of the effects of the recent COVID-19 pandemic. See “ITEM 1A., Risk Factors—Risk Factors That May Affect Our Business—Due to the termination of our relationships with Buffalo Wild Wings corporate-owned restaurants and most of its franchisees in November 2019, we expect our future revenue to materially decrease and, for at least the foreseeable future, our operating results and cash flows to be adversely effected. In addition, the recent COVID-19 pandemic could further decrease our revenues and our operating results and cash flows could be further adversely effected.”

The table below provides a geographic breakdown of our site count as of the date indicated:

	Network Subscribers as of December 31,
	2019	2018
United States	1,318	2,499
Canada	122	140
Total	1,440	2,639

Hardware Revenue

The decrease in hardware revenue year-over-year was primarily due to decreased sales-type lease arrangements in 2019 compared to 2018, offset by increased sales of our tablets to a third-party using our tablets and operating system to deliver its services in jails. We do not expect to continue recognizing hardware revenue under sales-type lease arrangements during 2020 or thereafter. We expect to continue recognizing hardware revenue throughout 2020 under our existing contract from our jail services partner. We are uncertain if we will enter into another equipment sale contract with our jail services partner or any other party.

Other Revenue

The decrease in other revenue year-over-year was primarily due to a decrease in revenue for professional services performed in 2019 compared to 2018, partially offset by increased advertising and licensing revenue in 2019 compared to 2018. Our advertising revenue could be adversely affected as a result of the effects as a result of the recent COVID-19 pandemic, including because of a decrease in advertising sales arising from a slowdown in consumer traffic of the restaurant and bars that subscribe to our service. See “ITEM 1A., Risk Factors—Risk Factors That May Affect Our Business—Due to the termination of our relationships with Buffalo Wild Wings corporate-owned restaurants and most of its franchisees in November 2019, we expect our future revenue to materially decrease and, for at least the foreseeable future, our operating results and cash flows to be adversely effected. In addition, the recent COVID-19 pandemic could further decrease our revenues and our operating results and cash flows could be further adversely effected.”

Direct Costs and Gross Margin

The following table compares the direct costs and gross margin for the years ended December 31, 2019 and 2018:

	For the years ended December 31,
	2019	2018	Change
Revenues	$19,806,000	$23,335,000	$(3,529,000)
Direct Costs	7,483,000	8,070,000	(587,000)
Gross Margin	$12,323,000	$15,265,000	$(2,942,000)

Gross Margin Percentage	62.2%	65.4%

The decrease in direct costs year-over-year was primarily due to decreased (i) equipment expense of approximately $823,000 related to lower hardware revenue, (ii) service provider and freight expense of $384,000 and (iii) license fees of $137,000, partially offset by increased (a) equipment expense of approximately $676,000 related to writing off certain older tablets and the related cases during the fourth quarter ended December 31, 2019 for which we did not expect to generate future cash flows, (b) depreciation expense of $69,000 and (c) other miscellaneous expense of $13,000.

Operating Expenses

	For the years ended December 31,
	2019	2018	Change
Selling, general and administrative	$13,175,000	$14,463,000	$(1,288,000)

Impairment of capitalized software	$550,000	$23,000	$527,000

Impairment of goodwill	$-	$261,000	$(261,000)

Depreciation and amortization (non-direct)	$360,000	$315,000	$45,000

Selling, General and Administrative Expenses

The decrease in selling, general and administrative expenses year-over-year was primarily due to decreased (i) payroll and related expense of $980,000, (ii) professional fees of $303,000 due to fewer consulting and legal expenses and (iii) occupancy expense of $150,000 related to the lease for our new headquarters that we moved to in December 2018. These decreases were partially offset by increased (a) bad debt expense of $118,000, (b) marketing expense of $87,000 and (c) miscellaneous expenses of $61,000. In light of the recent measures we implemented to reduce operating expenses and to preserve capital, we expect our selling, general and administrative expenses to decrease in 2020. However, such actions, and any similar actions we may implement in the future, could adversely affect our business and we may not realize the operation or financial benefits of such actions. See “ITEM 1A., Risk Factors—Risk Factors That May Affect Our Business—The measures we recently implemented and may implement in the future to reduce operating expenses and preserve capital could adversely affect our business and we may not realize the operational or financial benefits from such actions,” above.

Impairment of Capitalized Software

Impairment of capitalized software increased for the year ended December 31, 2019 as a result of abandoning certain capitalized software development projects that we concluded were no longer a current strategic fit or for which we determined that the marketability of the content had decreased due to obtaining additional information regarding the specific purpose for which the content was intended.

Impairment of Goodwill

We have goodwill resulting from the excess of costs over the fair value of assets we acquired in 2003 related to our Canadian business (the “Reporting Unit”). Goodwill and intangible assets acquired in a purchase combination that are determined to have an indefinite useful life are not amortized, but instead are assessed annually, or at interim periods, for impairment based on qualitative factors, such as macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant events, to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the Reporting Unit is less than its carrying amount. If there are indications of impairment, then we perform a quantitative impairment test. We performed the quantitative impairment test of our goodwill in each of the years ended December 31, 2019 and 2018, as we determined that because of declines in revenue of the Reporting Unit, the decline in our stock price and other general market conditions, it was more likely than not that there were indications of impairment. We used three methods of determining the fair value of the Reporting Unit: the public company market method, the transaction market method and the income method. Each method was equally weighted to calculate the total estimated fair value of the Reporting Unit, and then we compared this fair value to the carrying value of the Reporting Unit. The impairment test performed during 2018 resulted in the carrying value exceeding the fair value. Accordingly, we recognized a goodwill impairment loss of $261,000 during the year ended December 31, 2018. The impairment test performed during 2019 resulted in the fair value exceeding the carrying value. Therefore, we did not record any goodwill impairment for the year ended December 31, 2019.

The effects of the COVID-19 pandemic on the operating results of our Canadian business could be an event that requires us to assess at interim periods in 2020 whether the recorded goodwill related to our Canadian business is impaired, and if impaired, we would be required to record a non-cash impairment charge.

Depreciation and Amortization

The increase in depreciation and amortization expense year-over-year was primarily due to our leasehold improvement asset we recognized as a result of our move to our new headquarters in December 2018. The leasehold improvement asset is being depreciated over the term of the lease, which is 89 months

Other (Expense) Income, Net

	For the years ended December 31,		Decrease in
	2019	2018	other expense, net
Interest expense, net	$(249,000)	$(389,000)
Other expense, net	(9,000)	(137,000)
Total other expense, net	$(258,000)	$(526,000)	$268,000

The decrease in other expense, net was primarily related to decreased interest expense resulting from lower debt balances and gains from the sale of equipment, partially offset by increased foreign currency losses related to the operations of our Canadian subsidiary for the year ended December 31, 2019 when compared to 2018.

Income Taxes

	For the years ended December 31,
	2019	2018
(Provision) benefit for income taxes	$(27,000)	$64,000

We expect to incur state income tax liability in 2019 related to our U.S. operations. We also expect to incur an income tax liability in 2019 in Canada due to the profitability of our Canadian subsidiary. During the year ended December 31, 2018, an impairment to goodwill resulted in a deferred tax benefit under generally accepted accounting principles (“GAAP”), which resulted in a net tax benefit in Canada.

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

The reconciliation of our consolidated net loss calculated in accordance with GAAP to EBITDA for the years ended December 31, 2019 and 2018 is shown in the table below. EBITDA should not be considered as substitutes for, or superior to, net loss calculated in accordance with GAAP.

	For the years ended December 31,
	2019	2018
Net loss per GAAP	$(2,047,000)	$(259,000)
Interest expense, net	249,000	389,000
Income tax provision (benefit)	27,000	(64,000)
Depreciation and amortization	2,877,000	2,764,000
EBITDA	$1,106,000	$2,830,000

Liquidity and Capital Resources

As of December 31, 2019, we had cash, cash equivalents and restricted cash of $3,409,000 compared to cash, cash equivalents and restricted cash of $2,786,000 as of December 31, 2018. In January 2020, we sold all our assets used to conduct the live hosted knowledge-based trivia events known as Stump! Trivia and OpinioNation for approximately $1.4 million in cash.

In connection with preparing our financial statements as of and for the year ended December 31, 2019, our management evaluated whether there are conditions or events, considered in the aggregate, that are known and reasonably knowable that would raise substantial doubt about our ability to continue as a going concern through twelve months after the date that such financial statements are issued. During the year ended December 31, 2019, we incurred a net loss of $2,047,000, and as a result of the debt reclassification described below, the Company’s current liabilities exceeded its current assets at December 31, 2019 by $25,000. As of December 31, 2019, we had $3,209,000 of unrestricted cash and total debt outstanding of $2,750,000, which was the outstanding principal balance of our term loan with Avidbank. Since January 1, 2020, Avidbank required us to pay $750,000 of the principal balance of our term loan, thereby reducing it to $2,000,000 as of March 19, 2020. Under the terms of the amendment to our loan and security agreement that we entered into with Avidbank on March 12, 2020, during 2020 we will be required to make monthly payments that, if made in accordance with their terms, will result in us paying off our term loan by December 31, 2020. Based on this amendment, $1,750,000 of debt outstanding has been reclassified as a current liability in the accompanying balance sheet at December 31, 2019. As a result of the accelerated payments required on our term loan, and taking into account our current financial condition and our existing sources of revenue, our management concluded there is substantial doubt about our ability to continue as a going concern through March 19, 2021.

Since January 1, 2020, we reduced headcount by approximately $2.2 million in annualized salaries and implemented measures to preserve capital. We may implement additional measures designed to reduce operating expenses and/or preserve capital. We need to raise capital to meet our debt service obligations to Avidbank and to fund our working capital needs. We continue to explore and evaluate opportunities to raise capital, including through equity financings, alternative sources of debt, and strategic transactions, which may include selling a portion or all of our assets. However, none of these potential sources of capital are currently assured, and the actions to reduce operating expenses we implemented may not sufficiently mitigate the conditions and events that raise substantial doubt about our ability to continue as a going concern through March 19, 2021. See “ITEM 1A, Risk Factors—Risk Factors That May Affect Our Business—“We need to raise capital to meet our debt service obligations to Avidbank and to fund our working capital needs. Our inability to raise sufficient capital would have a material adverse effect on our financial condition and business,” above.

In addition, any actions we implemented or may implement in the future designed to reduce operating expenses and to preserve capital may not cover our capital needs and may negatively impact our ability to effectively manage, operate and grow our business, to introduce new offerings to our customers, to increase market awareness and encourage the adoption of the Buzztime brand and the Buzztime network, to retain customers, and to generate revenue. See “ITEM 1A, Risk Factors—Risk Factors That May Affect Our Business—“The measures we recently implemented and may implement in the future to reduce operating expenses and to preserve capital could adversely affect our business and we may not realize the operational or financial benefits from such actions,” above.

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to our ability to continue as a going concern.

Avidbank Term Loan

Under a loan and security agreement we entered into with Avidbank in September 2018, or the Original LSA, we borrowed $4,000,000 in the form of a 48-month term loan, all of which we used to pay-off the $4,050,000 of principal borrowed from our then-existing lender. As of December 31, 2019, $2,750,000 was outstanding under the term loan. We recorded debt issuance costs of $23,000, which includes a $20,000 facility fee. The debt issuance costs are being amortized to interest expense using the effective interest rate method over the life of the loan. The unamortized balance of the debt issuance costs as of December 31, 2019 was $11,000 and is recorded as a reduction of long-term debt.

On March 12, 2020, we entered into an amendment to the Original LSA. We refer to the Original LSA, as amended, as the Avidbank LSA. In connection with entering into the amendment, we made a $433,000 payment on our term loan, which includes the $83,333 monthly principal payment plus accrued interest for March 2020 and a $350,000 principal prepayment, thereby reducing the outstanding principal balance of our term loan to $2.0 million. Under the terms of the amendment, our financial covenants were changed, the maturity date of our term loan was changed from September 28, 2022 to December 31, 2020 (and as a result, we classified the total outstanding principal balance as a current liability on our balance sheet as of December 31, 2019), and commencing on April 30, 2020, we must make principal plus accrued interest payments on the last day of each month, such that our term loan will be repaid by December 31, 2020. The principal payment we must make each month will be $125,000 for each of April, May and June, $300,000 for each of July, August, September, October and November, and $125,000 for December.

Under the terms of the Original LSA, our EBITDA was required to be at least $1,000,000 for the trailing six-month period as of the last day of each fiscal quarter and the aggregate amount of unrestricted cash we had in deposit accounts or securities accounts maintained with Avidbank must be not less than $2,000,000 at all times. As of December 31, 2019, we were in compliance with both of those covenants.

Under the terms of the amendment, the minimum EBITDA covenant was replaced with a monthly minimum asset coverage ratio covenant, which we refer to as the ACR covenant, and the minimum liquidity covenant was amended to provide that the aggregate amount of unrestricted cash we have in deposit accounts or securities accounts maintained with Avidbank must be at all times not less than the principal balance outstanding under our term loan. Under the ACR covenant, the ratio of (i) our unrestricted cash at Avidbank as of the last day of a calendar month plus 75% of our outstanding accounts receivable accounts that are within 90 days of invoice date to (ii) the outstanding principal balance of our term loan on such day must be no less than 1.25 to 1.00.

Under the Avidbank LSA, subject to customary exceptions, we are prohibited from borrowing additional indebtedness. We granted and pledged to Avidbank a first-priority security interest in all our existing and future personal property.

The Avidbank LSA includes customary representations, warranties and covenants (affirmative and negative), including restrictive covenants that, subject to specified exceptions, limit our ability to: dispose of our business or property; merge or consolidate with or into any other business organization; incur or prepay additional indebtedness; create or incur any liens on its property; declare or pay any dividend or make a distribution on any class of our stock; or enter specified material transactions with our affiliates. The Avidbank LSA also includes customary events of default, including: payment defaults; breaches of covenants following any applicable cure period; material breaches of representations or warranties; the occurrence of a material adverse effect; events relating to bankruptcy or insolvency; and the occurrence of an unsatisfied material judgment against us. Upon the occurrence of an event of default, Avidbank may declare all outstanding obligations immediately due and payable, do such acts as it considers necessary or reasonable to protect its security interest in the collateral, and take such other actions as are set forth in the Avidbank LSA.

Strategic Process

Our board of directors continues to explore and evaluate strategic alternatives focused on maximizing shareholder value, while also exploring and evaluating financing alternatives to raise the capital we need to successfully execute our current operating and strategic plan in the event the strategic process does not result in a transaction. Our board of directors has not set a timetable for the strategic process nor has it made any decisions relating to any strategic alternatives at this time, and no assurance can be given as to the outcome of the process. We do not intend to disclose additional details regarding the strategic process unless and until further disclosure is appropriate or necessary. See also “PART I—ITEM 1A. Risk Factors—Risk Factors That May Affect Our Business—We cannot assure you that our exploration of strategic alternatives will result in us pursuing a transaction or that any such transaction would be successfully completed, and there may be negative impacts on our business and stock price as a result of the process of exploring strategic alternatives,” above.

Working Capital

As of December 31, 2019, we had negative working capital (current liabilities in excess of current assets) of $25,000 compared to working capital (current assets in excess of current liabilities) of $2,761,000 as of December 31, 2018. The following table shows our change in working capital from December 31, 2018 to December 31, 2019.

Increase (Decrease)
Working capital as of December 31, 2018	$2,761,000
Changes in current assets:
Cash and cash equivalents	673,000
Accounts receivable, net of allowance	52,000
Site equipment to be installed	(1,449,000)
Prepaid expenses and other current assets	9,000
Net decrease in current assets	(715,000)
Changes in current liabilities:
Accounts payable	564,000
Accrued compensation	16,000
Accrued expenses	46,000
Sales taxes payable	44,000
Income taxes payable	2,000
Current portion of obligations under capital leases	409,000
Deferred revenue	(24,000)
Deferred rent	(807,000)
Other current liabilities	82,000
Net increase in current liabilities	2,071,000
Net decrease in working capital	(2,786,000)
Working capital as of December 31, 2019	$(25,000)

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying consolidated statements of cash flows, are summarized as follows:

	For the years ended December 31,
	2018	2018	Change
Cash provided by (used in):
Operating activities	$2,744,000	$1,365,000	$1,379,000
Investing activities	(1,065,000)	(1,579,000)	514,000
Financing activities	(1,098,000)	(303,000)	(795,000)
Effect of exchange rates	42,000	(75,000)	117,000
Net increase (decrease) in cash, cash equivalents and restricted cash	$623,000	$(592,000)	$1,215,000

Net cash provided by operations. The increase in cash provided by operating activities was due to a decrease in cash used for operating assets and liabilities of $2,447,000, partially offset by an increase in net loss of $853,000, after giving effect to adjustments made for non-cash transactions during 2019 compared to 2018.

Our largest use of cash is payroll and related costs. Cash used for payroll and related costs decreased $764,000 to $9,296,000 for 2019 from $10,060,000 for 2018, primarily due to reduced headcount. In light of the recent measures we implemented to reduce operating expenses and to preserve capital, we expect our selling, general and administrative expenses to decrease in 2020. See “—Results of Operations—Operating Expenses,” above.

Our primary source of cash is cash we generate from customers. Cash received from customers decreased $2,030,000 to $19,790,000 for 2019 from $21,820,000 for 2018. This decrease was primarily related to decreased subscription and hardware revenue. If we do not add network subscribers or other revenue sources to sufficiently offset the subscription revenue we received in recent years from Buffalo Wild Wings corporate-owned restaurants and its franchisees, our subscription revenue will materially decrease beginning in the first quarter of 2020. See “—Results of Operations—Revenues,” above.

Net cash used in investing activities. The $514,000 decrease in cash used in investing activities was primarily due to decreased capital expenditures.

Net cash used in financing activities. During 2018, we received $4,000,000 under our term loan with Avidbank and we received $1,375,000 in net proceeds from a registered offering of our common stock. There were no similar financing activities during 2019. During 2019, we made $4,373,000 less in principal payments on long-term debt and $204,000 less in principal payments on our finance leases when compared to 2018.

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

Site Equipment to be Installed—Site equipment to be installed consists of fixed assets related to our tablet platform that have not yet been placed in service and are stated at cost. These assets remain in site equipment to be installed until installed at our customer sites. For tablet platform customers that are under sales-type lease arrangements, the cost of the equipment is recognized in direct costs upon installation. For all other tablet platform customers, the cost of the equipment is reclassified to fixed assets upon installation and depreciated over its estimated useful life. We evaluate the recoverability of site equipment to be installed for impairment whenever events or circumstances indicate that the carrying amounts of such assets may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset or asset group to estimated undiscounted future net cash flows expected to be generated. If the carrying amount of the asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary.

Following the termination of our relationship with Buffalo Wild Wing corporate-owned restaurants and most of its franchisees in November 2019, we took back title to all of the tablets, cases and charging trays located at sites that terminated service with us at zero cost to us other than for shipping and related charges of approximately $175,000. We received approximately 45,000 tablets and cases and approximately 4,500 charging trays during the fourth quarter of 2019. Many of these items are our newer technology tablets and cases that can be redeployed to our customer sites or used in other possible partnerships. Although we have not yet completed our assessment of the items we received to determine how many we will ultimately retain, we determined that we would no longer have a future use for certain older tablets and cases we received. Accordingly, during the quarter ended December 31, 2019, we recognized a loss of approximately $580,000 for the disposition of those older tablets and related cases recorded in site equipment to be installed for which we did not expect to generate future cash flows. Total loss for the disposition of site equipment for the year ended December 31, 2019 was approximately $591,000. There were no indications of impairment for the year ended December 31, 2018.

Fixed Assets—Fixed assets are recorded at cost. Equipment under finance leases is recorded at the present value of future minimum lease payments. We evaluate the recoverability of our fixed assets for impairment whenever events or circumstances indicate that the carrying amounts of such assets may not be recoverable. If the carrying amount of the asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. As discussed above, we determined that we would no longer have a future use for certain older tablets and cases we received from Buffalo Wild Wing corporate-owned restaurants and its franchisees. Accordingly, during the quarter ended December 31, 2019, we recognized a loss of approximately $96,000 primarily for the disposition of those older tablets and the related cases recorded in fixed assets for which we did not expect to generate future cash flows. Total loss for the disposition of fixed assets for the year ended December 31, 2019 was approximately $127,000. There were no indications of impairment for the year ended December 31, 2018.

Depreciation of fixed assets is computed using the straight-line method over the estimated useful lives of the assets. Depreciation of leasehold improvements and fixed assets under finance leases is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the lease period.

We incur a relatively significant level of depreciation expense in relation to our operating income. The amount of depreciation expense in any fiscal year is largely related to the equipment located at our customers’ sites that are not under sales-type lease arrangements. Such equipment includes the Classic Playmaker, tablet, other associated electronics and the computers located at customer’s sites (collectively, “Site Equipment”). The components within Site Equipment are depreciated over one to three years based on the shorter of the contractual finance lease period or the estimated useful life, which considers anticipated technology changes. Machinery and equipment is depreciated over three to five years, furniture and fixtures is depreciated over five to seven years and the vehicle is depreciated over five years. If our fixed assets turn out to have longer lives, on average, than estimated, then our depreciation expense would be significantly reduced in those future periods. Conversely, if the fixed assets turn out to have shorter lives, on average, than estimated, then our depreciation expense would be significantly increased in those future periods. As of December 31, 2019, we determined there were no changes to the estimated useful lives for any of our assets.

Goodwill—Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill acquired in a purchase combination determined to have an indefinite useful life are not amortized, but instead are assessed annually, or at interim periods, for impairment based on qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Such qualitative factors include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant events. If after assessing the totality of events or circumstances we determine it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then we must perform the step one quantitative impairment test outlined in Accounting Standards Codification (“ASC”) No. 350, Intangibles – Goodwill and Other.

We have goodwill resulting from the excess of costs over the fair value of assets we acquired in 2003 related to our Canadian business (the “Reporting Unit”). We performed the quantitative impairment test of our goodwill in each of the years ended December 31, 2019 and 2018, as we determined that because of declines in revenue of the Reporting Unit, the decline in our stock price and other general market conditions, it was more likely than not that there were indications of impairment. We used three methods of determining the fair value of the Reporting Unit: the public company market method, the transaction market method and the income method. Each method was equally weighted to calculate the total estimated fair value, and then we compared this fair value to the carrying value of the Reporting Unit. The impairment test performed during 2018 resulted in the carrying value exceeding the fair value. Accordingly, we recognized a goodwill impairment loss of approximately $261,000 during the year ended December 31, 2018. The impairment test performed during 2019 resulted in the fair value exceeding the carrying value. Therefore, we did not record any goodwill impairment for the year ended December 31, 2019.

Revenue Recognition—In accordance with ASC No. 606, Revenue from Contracts with Customers, we recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration we expect to receive in exchange for those goods or services.

We generate revenue by charging subscription fees to customers for access to our 24/7 trivia network, charging equipment fees to certain customers for use of tablets and other equipment, by selling and leasing tablet and hardware equipment for custom usage beyond trivia/entertainment, by selling DOOH advertising direct to advertisers and on national ad exchanges, by licensing our entertainment and trivia content to other parties, and by providing professional services such as custom game design or development of new platforms on our existing tablet form factor. Up until February 1, 2020, the Company also generated revenue from hosting live trivia events.

In general, when multiple performance obligations are present in a customer contract, we allocated the transaction price to the individual performance obligation based on the relative stand-alone selling prices, and recognize the revenue when or as each performance obligation has been satisfied. We treat discounts as a reduction to the overall transaction price and allocate the discount to the performance obligations based on the relative stand-alone selling prices. We recognize revenue net of sales tax we collect from the customer.

Software Development Costs—We capitalize costs related to the development of certain software products in accordance with ASC No. 350. We recognize amortization of costs related to interactive programs on a straight-line basis over the programs’ estimated useful lives, generally two to three years. Amortization expense relating to capitalized software development costs totaled $519,000 and $382,000 for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, approximately $177,000 and $1,296,000, respectively, of capitalized software costs were not subject to amortization as the development of various software projects was not complete.

We performed our annual review of software development projects for the years ended December 31, 2019 and 2018, and determined to abandon various software development projects that we concluded were no longer a current strategic fit or for which we determined that the marketability of the content had decreased due to obtaining additional information regarding the specific industry for which the content was intended. As a result, for the quarter ended December 31, 2019, we recognized an impairment charge of $498,000. There was no impairment charge for the quarter ended December 31, 2018. For the year ended December 31, 2019 and 2018, we recognized an impairment charge of $550,000 and $23,000, respectively. Impairment of capitalized software is shown separately on our consolidated statement of operations.

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

ASC No. 740, Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. A tax position that meets the “more-likely-than-not” criterion is measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement. We have reviewed our tax positions and determined that an adjustment to the tax provision is not considered necessary nor is a reserve for income taxes required.

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes. This ASU enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year and interim-period accounting for enacted changes in tax law. The amendment will be effective for public companies with fiscal years beginning after December 15, 2020 (which will be January 1, 2021 for us); early adoption is permitted. We are currently assessing the impact of this pronouncement to our consolidated financial statements.

In November 2019, the FASB issued ASU No. 2019-08, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606) (“ASU No. 2019-08”). This ASU requires that an entity measure and classify share-based payment awards granted to a customer by applying the guidance in Topic 718. The amount recorded as a reduction of the transaction price is required to be measured on the basis of the grant-date fair value of the share-based payment award in accordance with Topic 718. The grant date is the date at which a grantor (supplier) and a grantee (customer) reach a mutual understanding of the key terms and conditions of a share-based payment award. The classification and subsequent measurement of the award are subject to the guidance in Topic 718 unless the share-based payment award is subsequently modified and the grantee is no longer a customer. The standard is effective for fiscal years beginning after December 15, 2019 (which was January 1, 2020 for us). The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. This ASU requires certain transactions between participants in a collaborative arrangement to be accounted for as revenue under the new revenue standard when the participant is a customer. The standard is effective for fiscal years beginning after December 15, 2019 (which was January 1, 2020 for us). The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for fiscal years beginning after December 15, 2019 (which was January 1, 2020 for us) and can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The adoption of this ASU is not expected to have a significant impact on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies certain disclosure requirements on fair value measurements. The standard is effective for fiscal years beginning after December 15, 2019 (which was January 1, 2020 for us). The adoption of this ASU is not expected to have a significant impact on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which supersedes current guidance requiring recognition of credit losses when it is probable that a loss has been incurred. The ASU requires an entity to establish an allowance for estimated credit losses on financial assets, including trade and other receivables, at each reporting date. This ASU will result in earlier recognition of allowances for losses on trade and other receivables and other contractual rights to receive cash. For smaller reporting companies, the effective date for this standard has been delayed and will be effective for fiscal years beginning after December 15, 2022 (which will be January 1, 2023 for us). We are evaluating the impact that the adoption of this standard will have on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842); in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements; and in December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842) – Narrow-Scope Improvements for Lessors, (collectively “Topic 842”). Topic 842 primarily requires lessees to recognize at the lease commencement date a lease liability, which is the lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Topic 842 was effective for fiscal periods beginning after December 15, 2018 (which was January 1, 2019 for us), including interim periods within those fiscal years. Lessees and lessors must either (i) apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements or (ii) recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Applying a full retrospective transition approach is not allowed. We have elected to use the cumulative-effect transition method upon adoption.

Topic 842 also allows lessees and lessors to elect certain practical expedients. We elected the following practical expedients:

●	Transitional practical expedients, which must be elected as a package and applied consistently to all of our leases:

o	We need not reassess whether any expired or existing contracts are or contain leases.
o	We need not reassess the lease classification for any expired or existing leases (that is, all existing leases that were classified as operating leases in accordance with the previous guidance will be classified as operating leases, and all existing leases that were classified as capital leases in accordance with the previous guidance will be classified as finance leases).
o	We need not reassess initial direct costs for any existing leases.

●	Hindsight practical expedient. We elected the hindsight practical expedient in determining the lease term (that is, when considering lessee options to extend or terminate the lease and to purchase the underlying asset) and in assessing impairment of our right-of-use assets. We may elect this practical expedient separately or with the “practical expedient package,” and we must apply it consistently to all of our leases.

Upon adoption of Topic 842, we recognized on our consolidated balance sheet as of January 1, 2019 approximately $3.5 million of operating lease liabilities, and approximately $2.3 million of corresponding operating right-of use assets, net of tenant improvement allowances. We also show the initial recognition of the leases as a supplemental noncash financing activity on the statement of cash flows and the amortization of the noncash lease expense in operating activities. The adoption of Topic 842 did not have a material impact on our consolidated statement of operations. (See Note 14 to the consolidated financial statements included in Item 8 of this report for more information.)

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Under SEC rules and regulations, as a smaller reporting company we are not required to provide the information otherwise required by this item.

ITEM 8. Financial Statements and Supplementary Data

See “Index to Consolidated Financial Statements” on page F-1 for a listing of the Consolidated Financial Statements filed with this report.

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

In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we were required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as of the end of the period covered by this report under the supervision and with the participation of our management, including our Chief Executive Officer and Senior Vice President of Finance, of the effectiveness of the design and operation of our disclosure controls and procedures.

Based on our evaluation and subject to the foregoing, our Chief Executive Officer and Senior Vice President of Finance concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report in providing reasonable assurance of achieving the desired control objectives.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Senior Vice President of Finance, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019. According to the guidelines established by the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, one or more material weaknesses renders a company’s internal control over financial reporting ineffective. Based on this evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

ITEM 9B. Other Information

Not Applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be set forth under the headings “PROPOSAL 1: ELECTION OF DIRECTORS,” “BOARD OF DIRECTORS AND CORPORATE GOVERNANCE,” “EXECUTIVE OFFICERS,” and “DELINQUENT SECTION 16(a) REPORTS” in our definitive proxy statement relating to our 2020 annual meeting of stockholders (the “Proxy Statement”), which we expect to filed no later than 120 days after the end of our fiscal year ended December 31, 2019, and is incorporated in this report by reference.

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

(2) Financial Statement Schedules. None

(3) Exhibits.

Exhibit	Description	Filed or Furnished Herewith	Incorporated By Reference From the Document Indicated Previously Filed by the Registrant
3.1(a)	Restated Certificate of Incorporation.		Exhibit to Form 10-Q filed on August 14, 2013
3.1(b)	Certificate of Amendment to the Restated Certificate of Incorporation (reverse/forward split).		Exhibit to Form 8-K filed on June 17, 2016
3.1(c)	Certificate of Decrease of the Series A Convertible Preferred Stock.		Exhibit to Form 8-K filed on April 12, 2017
3.1(d)	Certificate of Amendment to the Restated Certificate of Incorporation (decrease in authorized capital stock).		Exhibit to Form 8-K filed on June 9, 2017
3.2	Bylaws (as amended and restated and further amended through December 6, 2018).		Exhibit to Form 8-K filed on December 7, 2018
4.1	Form of Certificate of Common Stock of NTN Buzztime, Inc.		Exhibit to Form 8-K filed on June 17, 2016
4.2	Description of securities of the registrant	X
10.1(a)*	Amended 2010 Performance Incentive Plan.		Exhibit to Definitive Proxy Statement on Schedule 14A filed on April 24, 2015
10.2(a)*	NTN Buzztime, Inc. 2014 Inducement Plan.		Exhibit to Form 10-Q filed on November 7, 2014
10.3*	Limited Term Employment and Separation Agreement and General Release of All Claims dated September 17, 2019 by and between NTN Buzztime, Inc. and Ram Krishnan.		Exhibit to Form 8-K filed on September 17, 2019
10.4(a)*	Employment Agreement by and between the registrant and Allen Wolff dated March 19, 2018.		Exhibit to Form 10-Q filed on May 11, 2018
10.4(b)*	Stock Unit Agreement under the Amended 2010 Performance Incentive Plan between the registrant and Allen Wolff dated March 19, 2018.		Exhibit to Form 10-Q filed on May 11, 2018
10.4(c)*	First Amendment to Employment Agreement dated September 17, 2019 by and between NTN Buzztime, Inc. and Allen Wolff.		Exhibit to Form 8-K filed on September 17, 2019
10.4(d)*	2019 Interim CEO Performance Incentive Plan.		Exhibit to Form 8-K filed on September 17, 2019
10.5*	Employment Agreement dated September 17, 2019 by and between NTN Buzztime, Inc. and Sandra Gurrola.		Exhibit to Form 8-K filed on September 17, 2019
10.6(a)*	2019 Performance Incentive Plan.		Exhibit to Definitive Proxy Statement on Schedule 14A filed on April 24, 2015
10.6(b)*	Form of Incentive Stock Option Agreement under the 2019 Performance Incentive Plan.		Exhibit to Form S-8 filed on June 14, 2019
10.6(c)*	Form of Nonstatutory Stock Option Agreement under the 2019 Performance Incentive Plan.		Exhibit to Form S-8 filed on June 14, 2019
10.6(c)*	Form of Nonstatutory Stock Option Agreement for Directors under the 2019 Performance Incentive Plan.		Exhibit to Form S-8 filed on June 14, 2019
10.6(d)*	Form of Stock Unit Agreement under the 2019 Performance Incentive Plan.		Exhibit to Form S-8 filed on June 14, 2019

10.6(e)*	Form of Restricted Stock Grant Agreement under the 2019 Performance Incentive Plan.		Exhibit to Form S-8 filed on June 14, 2019
10.7*	The NTN Buzztime, Inc. Executive Incentive Plan for Eligible Employees of NTN Buzztime, Inc. Fiscal Year 2019 dated March 19, 2019.		Exhibit to Form 8-K filed on March 20, 2019
10.8*	NTN Buzztime, Inc. Non-Employee Director Compensation Policy.		Exhibit to Form 10-Q filed on August 6, 2018
10.9(a)	Loan and Security Agreement by and between Avidbank and the registrant dated September 28, 2019.		Exhibit to Form 8-K filed on October 1, 2018
10.9(b)	First Amendment to the Loan and Security Agreement by and between Avidbank and the registrant dated March 12, 2020.		Exhibit to Form 8-K filed on March 17, 2020
10.10	Office lease, dated for reference purposes only July 26, 2018, by and between Burke Aston Partners, LLC and the registrant		Exhibit to Form 10-Q filed on November 9, 2018
10.14*	Form of Director and Officer Indemnification Agreement		Exhibit to Form 10-K filed on March 22, 2019.
21.1	Subsidiaries of Registrant	X
23.1	Consent of Squar Milner LLP	X
24.1	Power of attorney (included on the signatures page of this report)	X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1#	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2#	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

*	Management Contract or Compensatory Plan
#	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated herein by reference into any filing of the Company whether made before or after the date hereof, regardless of any general incorporation language in such filing.

ITEM 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 19, 2020

NTN BUZZTIME, INC.

By:	/s/ Sandra Gurrola
Sandra Gurrola Senior Vice President of Finance (As Principal Financial Officer and Principal Accounting Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Allen Wolff and Sandra Gurrola, and each of them acting individually, as his or her true and lawful attorneys-in-fact and agents, each with full power to act alone, with full powers of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitute or resubstitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Allen Wolff	Chief Executive Officer and Director	March 19, 2020
Allen Wolff	(Principal Executive Officer)

/s/ Sandra Gurrola	Vice President of Finance	March 19, 2020
Sandra Gurrola	(Principal Financial Officer and Principal Accounting Officer)

/s/ Gregory Thomas	Chairman of the Board of Directors	March 19, 2020
Gregory Thomas

/s/ Richard Simtob	Director	March 19, 2020
Richard Simtob

/s/ Susan Miller	Director	March 19, 2020
Susan Miller

/s/ Michael Gottlieb	Director	March 19, 2020
Michael Gottlieb

NTN BUZZTIME, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of NTN Buzztime, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NTN Buzztime, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for each of the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred a significant net loss for the year ended December 31, 2019 and as of December 31, 2019 had a negative working capital balance. In addition, in March 2020, the Company’s agreement with its secured creditor was amended requiring an acceleration of scheduled debt payments during the remainder of 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

San Diego, California

March 19, 2020

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amount)

	December 31, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$3,209	$2,536
Restricted cash	50	50
Accounts receivable, net of allowances of $354 and $374, respectively	1,195	1,143
Site equipment to be installed	1,090	2,539
Prepaid expenses and other current assets	526	517
Total current assets	6,070	6,785
Restricted cash, long-term	150	200
Operating lease right-of-use assets	2,101	-
Fixed assets, net	2,822	4,667
Software development costs, net of accumulated amortization of $3,341 and $2,973, respectively	1,915	2,018
Deferred costs	274	424
Goodwill	696	667
Other assets	97	103
Total assets	$14,125	$14,864

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$835	$271
Accrued compensation	588	572
Accrued expenses	490	444
Sales taxes payable	131	87
Income taxes payable	3	1
Current portion of long-term debt	2,739	1,000
Current portion of obligations under operating leases	409	-
Current portion of obligations under financing leases	21	45
Current portion of deferred revenue	460	1,267
Other current liabilities	419	337
Total current liabilities	6,095	4,024
Long-term debt	-	2,729
Long-term obligations under operating leases	2,891	-
Long-term obligations under financing leases	20	41
Long-term deferred revenue	2	30
Deferred rent	-	1,123
Other liabilities	26	-
Total liabilities	9,034	7,947

Shareholders’ Equity
Series A 10% cumulative convertible preferred stock, $0.005 par value, $156 liquidation preference, 156 shares authorized, issued and outstanding at December 31, 2019 and 2018	1	1
Common stock, $0.005 par value, 15,000 shares authorized at December 31, 2019 and 2018; 2,901 and 2,875 shares issued at December 31, 2019 and 2018, respectively	14	14
Treasury stock, at cost, 10 shares at December 31, 2019 and 2018	(456)	(456)
Additional paid-in capital	136,721	136,552
Accumulated deficit	(131,457)	(129,394)
Accumulated other comprehensive income	268	200
Total shareholders’ equity	5,091	6,917
Total liabilities and shareholders’ equity	$14,125	$14,864

See accompanying notes to consolidated financial statements

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Years Ended December 31,
	2019	2018

Revenue from contracts with customers
Subscription revenue	$14,278	$16,031
Sales-type lease revenue Hardware revenue	2,350	3,589
Other revenue	3,178	3,715
Total revenue from contracts with customers	19,806	23,335
Operating expenses:
Direct operating costs (includes depreciation and amortization of $2,517 and $2,449, respectively)	7,483	8,070
Selling, general and administrative	13,175	14,463
Impairment of capitalized software	550	23
Impairment of goodwill	-	261
Depreciation and amortization (excluding depreciation and amortization included in direct operating costs)	360	315
Total operating expenses	21,568	23,132
Operating (loss) income	(1,762)	203
Other expense, net:
Interest expense, net	(249)	(389)
Other expense	(9)	(137)
Total other expense, net	(258)	(526)
Loss before income taxes	(2,020)	(323)
(Provision) benefit for income taxes	(27)	64
Net loss	(2,047)	(259)

Series A preferred stock dividend	(16)	(16)

Net loss attributable to common shareholders	$(2,063)	$(275)

Net loss per common share - basic and diluted	$(0.72)	$(0.10)

Weighted average shares outstanding - basic and diluted	2,875	2,688

Comprehensive loss
Net loss	$(2,047)	$(259)
Foreign currency translation adjustment	68	(145)
Total comprehensive loss	$(1,979)	$(404)

See accompanying notes to consolidated financial statements

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended December 31, 2019 and 2018

(in thousands)

	Series A Cumulative Convertible Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Income	Total

Balances at January 1, 2018	156	$1	2,521	$13	$(456)	$134,752	$(129,119)	$345	$5,536

Foreign currency translation
adjustment	-	-	-	-	-	-	-	(145)	(145)
Net loss	-	-	-	-	-	-	(259)	-	(259)
Net proceeds from issuance of common stock related to registered direct offering	-	-	345	1	-	1,374	-	-	1,375
Issuance of common stock upon vesting of restricted stock units	-	-	9	-	-	(17)	-	-	(17)
Dividend paid to Series A preferred stockholders	-	-	-	-	-	-	(16)	-	(16)
Non-cash stock based compensation	-	-	-	-	-	443	-	-	443

Balances at December 31, 2018	156	$1	2,875	$14	$(456)	$136,552	$(129,394)	$200	$6,917

Foreign currency translation adjustment	-	-	-	-	-	-	-	68	68
Net loss	-	-	-	-	-	-	(2,047)	-	(2,047)
Issuance of common stock upon vesting of restricted stock units	-	-	26	-	-	(37)	-	-	(37)
Dividend paid to Series A preferred stockholders	-	-	-	-	-	-	(16)	-	(16)
Non-cash stock based compensation	-	-	-	-	-	206	-	-	206

Balances at December 31, 2019	156	$1	2,901	$14	$(456)	$136,721	$(131,457)	$268	$5,091

See accompanying notes to consolidated financial statements

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the years ended December 31,
	2019	2018
Cash flows provided by operating activities:
Net loss	$(2,047)	$(259)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,877	2,764
Provision for doubtful accounts	196	78
Transfer of fixed assets to sales-type lease	10	23
Amortization of operating lease right-of-use-assets	291	-
Stock-based compensation	206	443
Amortization of debt issuance costs	9	59
Loss from the sale or disposition of assets	689	242
Impairment of capitalized software	550	23
Impairment of goodwill	-	261
Changes in assets and liabilities:
Accounts receivable	(248)	(507)
Site equipment to be installed	337	431
Operating lease liabilities	(215)
Prepaid expenses and other assets	(5)	29
Accounts payable and accrued liabilities	669	(186)
Income taxes payable	1	(10)
Deferred costs	151	350
Deferred revenue	(835)	(2,227)
Deferred rent	-	(190)
Other liabilities	108	41
Net cash provided by operating activities	2,744	1,365
Cash flows used in investing activities:
Capital expenditures	(128)	(648)
Capitalized software development expenditures	(966)	(964)
Proceeds from sale of assets	29	33
Net cash used in investing activities	(1,065)	(1,579)
Cash flows used in financing activities:
Net proceeds from issuance of common stock related to registered direct offering	-	1,375
Proceeds from long-term debt	-	4,000
Payments on long-term debt	(1,000)	(5,373)
Debt issuance costs on long-term debt	-	(23)
Principal payments on finance leases	(45)	(249)
Tax withholding related to net share settlement of vested restricted stock units	(37)	(17)
Dividends paid to Series A preferred shareholders	(16)	(16)
Net cash used in financing activities	(1,098)	(303)
Effect of exchange rate on cash and cash equivalents	42	(75)
Net increase (decrease) in cash, cash equivalents and restricted cash	623	(592)
Cash, cash equivalents and restricted cash at beginning of year	2,786	3,378
Cash, cash equivalents and restricted cash at end of year	$3,409	$2,786

Supplemental disclosures of cash flow information:
Cash paid during the period for:

Interest	$246	$336

Income taxes	$26	$17
Supplemental disclosure of non-cash investing and financing activities:

Site equipment transferred to fixed assets	$521	$1,865

Capitalized tenant improvements paid by landlord	$-	$1,131

Initial measurement of operating lease right-of-use assets and liabilities	$3,458	$-

Assets acquired under operating lease	$57	$-

Assets acquired under financing lease	$-	$5

Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$3,209	$2,536
Restricted cash	50	50
Restricted cash, long-term	150	200
Total cash, cash equivalents and restricted cash at end of period	$3,409	$2,786

See accompanying notes to consolidated financial statements

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

1. Organization of Company

Description of Business

NTN Buzztime, Inc. (the “Company”) was incorporated in Delaware in 1984 as Alroy Industries and changed its corporate name to NTN Communications, Inc. in 1985. The Company changed its name to NTN Buzztime, Inc. in 2005 to better reflect the growing role of the Buzztime consumer brand.

The Company delivers interactive entertainment and innovative technology to its partners in a wide range of verticals – from bars and restaurants to casinos and senior living centers. By enhancing the overall guest experience, the Company believes it helps its hospitality partners acquire, engage, and retain patrons.

Through social fun and friendly competition, the Company’s platform creates bonds between our hospitality partners and their patrons, and between patrons themselves. The Company believes this unique experience increases dwell time, revenue, and repeat business for venues – and has also created a large and engaged audience which it connects with through its in-venue TV network. Over 1 million hours of trivia, card, sports and arcade games are played on our network each month.

The Company generates revenue by charging subscription fees to partners for access to its 24/7 trivia network, by charging equipment fees to select partner venues for use of tablets and other equipment, by selling and leasing tablet and hardware equipment for custom usage beyond trivia/entertainment, by selling digital-out-of-home (DOOH) advertising direct to advertisers and on national ad exchanges, by licensing its entertainment and trivia content to other parties, and by providing professional services such as custom game design or development of new platforms on its existing tablet form factor. Up until February 1, 2020, the Company also generated revenue by hosting live trivia events (see Note 18).

As of December 31, 2018, 2,639 venues subscribed to the Company’s interactive entertainment network and approximately 56% of its network subscriber venues were affiliated with national and regional restaurant brands. As of December 31, 2019, those numbers declined to 1,440 venues and to approximately 26%, in each case, primarily due to the termination of the Company’s relationship with Buffalo Wild Wings corporate-owned restaurants and most of its franchisees in November 2019.

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

2. Going Concern Uncertainty

In connection with preparing its financial statements as of and for the year ended December 31, 2019, the Company’s management evaluated whether there are conditions or events, considered in the aggregate, that are known and reasonably knowable that would raise substantial doubt about the Company’s ability to continue as a going concern through twelve months after the date that such financial statements are issued. During the year ended December 31, 2019, the Company incurred a net loss of $2,047,000, and as a result of the debt reclassification described below, the Company’s current liabilities exceeded its current assets at December 31, 2019 by $25,000. As of December 31, 2019, the Company had $3,209,000 of unrestricted cash and total debt outstanding of $2,750,000, which was the outstanding principal balance of the Company’s term loan with Avidbank. Under the terms of the amendment to the Company’s loan and security agreement that the Company entered into with Avidbank on March 12, 2020, during 2020 the Company will be required to make monthly payments that, if made in accordance with their terms, will result in the Company paying off the term loan by December 31, 2020. Based on this amendment, $1,750,000 of debt outstanding has been reclassified as a current liability in the accompanying balance sheet at December 31, 2019. As a result of the foregoing, and taking into account the Company’s current financial condition, the Company’s management concluded there is substantial doubt about the Company’s ability to continue as a going concern through March 19, 2021.

Since January 1, 2020, the Company has reduced headcount by approximately $2.2 million in annualized salaries and implemented measures to preserve capital. The Company may implement additional measures designed to reduce operating expenses and/or preserve capital. The Company needs to raise capital to meet its debt service obligations to Avidbank and to fund its working capital needs. The Company continues to explore and evaluate opportunities to raise capital, including through equity financings, alternative sources of debt, or strategic transactions, which may include selling a portion or all of the Company’s assets. However, none of these potential sources of capital are currently assured, and the actions to reduce operating expenses the Company has implemented may not sufficiently mitigate the conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern through March 19, 2021.See PART I — ITEM 1A, Risk Factors.

In addition, any actions the Company took or may take to reduce planned capital expenses or operational cash uses may not cover shortfalls in available funds and may negatively impact the Company’s ability to effectively manage, operate and grow its business, to introduce new offerings to its customers, to increase market awareness and encourage the adoption of the Buzztime brand and the Buzztime network, to retain customers, and to generate revenue. See PART I — ITEM 1A, Risk Factors.

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

3. Summary of Significant Accounting Policies and Estimates

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

Capital Resources— In September 2018, the Company entered into a loan and security agreement with Avidbank (the “Original LSA”) that provides for a $4,000,000 48-month term loan, all of which the Company used to pay-off the $4,050,000 of principal borrowed from its then-existing lender.. As of December 31, 2019, $2,750,000 was outstanding under the term loan. The Company recorded debt issuance costs of $23,000, which includes a $20,000 facility fee. The debt issuance costs are being amortized to interest expense using the effective interest rate method over the life of the loan. The unamortized balance of the debt issuance costs as of December 31, 2019 was $11,000 and is recorded as a reduction of long-term debt. The Company has no more borrowing availability under this credit facility.

On March 12, 2020, the Company entered into an amendment to its loan and security agreement with Avidbank. In connection with entering into the amendment, the Company made a $433,000 payment on its term loan, which includes the $83,333 monthly principal payment plus accrued interest for March 2020 and a $350,000 principal prepayment, thereby reducing the outstanding principal balance of its term loan to $2.0 million. Under the terms of the amendment, the Company’s financial covenants were changed, the maturity date of its term loan was changed from September 28, 2022 to December 31, 2020 (and as a result, the Company classified the total outstanding principal balance as a current liability on its balance sheet as of December 31, 2019), and commencing on April 30, 2020, the Company must make principal plus accrued interest payments on the last day of each month, such that its term loan will be repaid by December 31, 2020. The principal payment the Company must make each month will be $125,000 for each of April, May and June, $300,000 for each of July, August, September, October and November, and $125,000 for December.

Assessments of Functional Currencies—The United States dollar is the Company’s functional currency, except for its operations in Canada where the functional currency is the Canadian dollar. The financial position and results of operations of the Canadian subsidiary is measured using the foreign subsidiary’s local currency as the functional currency. In accordance with Accounting Standards Codification (“ASC”) No. 830, Foreign Currency Matters, revenues and expenses of its foreign subsidiary have been translated into U.S. dollars at weighted average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded as a separate component of shareholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the years ended December 31, 2019 and 2018, the Company recorded $48,000 of foreign currency transaction losses and $41,000 in foreign currency transaction gains, respectively, due to settlements of intercompany transactions, re-measurement of intercompany balances with its Canadian subsidiary and other non-functional currency denominated transactions, which are included in other income in the accompanying statements of operations. Fluctuations in the rate of exchange between the U.S. dollar and Canadian dollar may affect the Company’s results of operations and period-to-period comparisons of its operating results. The Company does not currently engage in hedging or similar transactions to reduce these risks. For the year ended December 31, 2019, the net impact to the Company’s results of operations from the effect of exchange rate fluctuations was immaterial.

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

Site Equipment to be Installed — Site equipment to be installed consists of fixed assets related to the Company’s tablet platform that have not yet been placed in service and are stated at cost. These assets remain in site equipment to be installed until it is installed at the Company’s customer sites. For tablet platform customers that are under sales-type lease arrangements, the cost of the equipment is recognized in direct costs upon installation. For all other tablet platform customers, the cost of the equipment is reclassified to fixed assets upon installation and depreciated over its estimated useful life. The Company evaluates the recoverability of site equipment to be installed for impairment whenever events or circumstances indicate that the carrying amounts of such assets may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset or asset group to estimated undiscounted future net cash flows expected to be generated. If the carrying amount of the asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary.

Due to the termination of our relationship with Buffalo Wild Wing corporate-owned restaurants and most of its franchisees in November 2019, Buffalo Wild Wings offered the Company the opportunity to take back title to all of the tablets, cases and charging trays located at sites that terminated service with the Company at zero cost to the Company other than for shipping and related charges of approximately $175,000. As a result, the Company received approximately 45,000 tablets and cases and approximately 4,500 charging trays during the fourth quarter of 2019. Many of these items are the Company’s newer technology tablets and cases that can be redeployed to its customer sites or used in other possible partnerships. Although the Company has not yet completed its assessment of the items it received to determine how many the Company will ultimately retain, the Company determined that it would no longer have a future use for certain older tablets and cases it had on hand. Accordingly, during the quarter ended December 31, 2019, the Company recognized a loss of approximately $580,000 for the disposition of those older tablets and related cases recorded in site equipment to be installed for which it did not expect to generate future cash flows. Total loss for the disposition of site equipment for the year ended December 31, 2019 was approximately $591,000. There were no indications of impairment for the year ended December 31, 2018.

Fixed Assets — Fixed assets are recorded at cost. Equipment under finance leases is recorded at the present value of future minimum lease payments. The Company evaluates the recoverability of our fixed assets for impairment whenever events or circumstances indicate that the carrying amounts of such assets may not be recoverable. If the carrying amount of the asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Due to the tablets, cases and charging trays the Company received as a result of the termination of the relationship with Buffalo Wild Wing corporate-owned restaurants and most of its franchisees in November 2019 discussed above, the Company determined that it would no longer have a future use for certain older tablets and cases it had on hand. Accordingly, during the quarter ended December 31, 2019, the Company recognized a loss of approximately $96,000 primarily for the disposition of those older tablets and the related cases recorded in fixed assets for which the Company did not expect to generate future cash flows. Total loss for the disposition of fixed assets for the year ended December 31, 2019 was approximately $127,000. There were no indications of impairment for the year ended December 31, 2018.

Depreciation of fixed assets is computed using the straight-line method over the estimated useful lives of the assets. Depreciation of leasehold improvements and fixed assets under finance leases is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the lease period.

The Company incurs a relatively significant level of depreciation expense in relation to its operating income. The amount of depreciation expense in any fiscal year is largely related to the equipment located at the Company’s customers’ sites that are not under sales-type lease arrangements. Such equipment includes the Classic Playmaker, tablet, other associated electronics and the computers located at customer’s sites (collectively, “Site Equipment”). The components within Site Equipment are depreciated over one to three years based on the shorter of the contractual finance lease period or the estimated useful life, which considers anticipated technology changes. Machinery and equipment are depreciated over three to five years, furniture and fixtures is depreciated over five to seven years and the vehicle is depreciated over five years. If the Company’s fixed assets turn out to have longer lives, on average, than estimated, then its depreciation expense would be significantly reduced in those future periods. Conversely, if the fixed assets turn out to have shorter lives, on average, than estimated, then its depreciation expense would be significantly increased in those future periods. As of December 31, 2019, the Company determined there were no changes to the estimated useful lives for any of its assets.

Goodwill—Goodwill represents the excess of costs over fair value of assets of businesses acquired (reporting unit). Goodwill and intangible assets acquired in a purchase combination determined to have an indefinite useful life are not amortized, but instead are assessed annually, or at interim periods, for impairment based on qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Such qualitative factors include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant events. If after assessing the totality of events or circumstances the Company determines it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then the Company must perform the one-step impairment test outlined in ASC No. 350, Intangibles – Goodwill and Other.

The Company has goodwill resulting from the excess of costs over the fair value of assets it acquired in 2003 related to its Canadian business (the “Reporting Unit”). The Company performed the quantitative impairment test of its goodwill in each of the years ended December 31, 2019 and 2018, as the Company determined that because of declines in revenue of the Reporting Unit, the decline in the Company’s stock price and other general market conditions, it was more likely than not that there were indications of impairment. The Company used three methods of determining the fair value of the reporting unit: the public company market method, the transaction market method and the income method. Each method was equally weighted to calculate the total estimated fair value, and then the Company compared this fair value to the carrying value of the reporting unit. The impairment test performed during 2018resulted in the carrying value exceeding the fair value. Accordingly, the Company recognized a goodwill impairment loss of approximately $261,000 during the year ended December 31, 2018. The impairment test performed during 2019 resulted in the fair value exceeding the carrying value. Therefore, the Company did not record any goodwill impairment for the year ended December 31, 2019.

Revenue Recognition— Revenue Recognition— The Company recognizes revenue in accordance with ASC No. 606, Revenue from Contracts with Customers. ASC No. 606 provides a five-step analysis in determining when and how revenue is recognized:

1.	Identify the contract(s) with customers
2.	Identify the performance obligations
3.	Determine the transaction price
4.	Allocate the transaction price to the performance obligations
5.	Recognize revenue when the performance obligations have been satisfied

ASC No. 606 requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services.

The Company generates revenue by charging subscription fees to partners for access to its 24/7 trivia network, charging equipment fees to certain customers for use of tablets and other equipment, by selling and leasing tablet and hardware equipment for custom usage beyond trivia/entertainment, by selling DOOH advertising direct to advertisers and on national ad exchanges, by licensing its entertainment and trivia content to other entities, and by providing professional services such as custom game design or development of new platforms on its existing tablet form factor. Up until February 1, 2020, the Company also generated revenue from hosting live trivia events (see Note 18).

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

Revenue Streams

The Company disaggregates revenue by material revenue stream as follows:

	Years ended December 31,
	2019		2018
	$	% of Total Revenue	$	% of Total Revenue	Change $	% Change
Subscription revenue	14,278,000	72.1%	16,031,000	68.7%	(1,753,000)	(10.9)%
Hardware revenue	2,350,000	11.9%	3,589,000	15.4%	(1,239,000)	(34.5)%
Other revenue	3,178,000	16.0%	3,715,000	15.9%	(537,000)	(14.5)%
Total	19,806,000	100.0%	23,335,000	100.0%	(3,529,000)	(15.1)%

The following describes how the Company recognizes revenue under ASC No. 606.

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

Costs associated with installing the equipment are considered direct costs. Costs associated with sales commissions are considered incremental costs for obtaining the contract because such costs would not have been incurred without obtaining the contract. The Company expects to recover both costs through future fees it collects and both costs are recorded in deferred costs on the balance sheet and amortized on a straight-line basis. For installation costs that are of an amount that is less than or equal to the deferred installation revenue for the related contract, the amortization period approximates the longer of the contract term and the expected term of the customer relationship. For any excess costs that exceed the deferred revenue, the amortization period of the excess cost is the initial term of the contract, which is generally one to two years because the Company can still recover that excess cost in the initial term of the contract. The Company amortizes commissions over the longer of the contract term and the expected term of the customer relationship.

Sales-type Lease Revenue – For certain customers that lease equipment under sale-type lease arrangements, the Company recognizes revenue in accordance with ASC No. 842, Leases. Such revenue is recognized at the time of installation based on the net present value of the leased equipment. Interest income is recognized over the life of the lease for customers who have remaining lease payments to make. In the event a customer under a sales-type lease arrangement prepays for the lease in full prior to receiving the equipment under the lease, such amounts are recorded in deferred revenue and recognized as revenue once the equipment has been installed and activated at the customer’s location. The cost of the leased equipment is recognized at the same time as the revenue. The Company does not expect to recognize revenue under sales-type lease arrangements after the year ended December 31, 2019.

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

Advertising Revenue – The Company recognizes advertising revenue either over the time the advertising campaign airs in its customers’ locations or at a point in time by impression. For advertising campaigns that are airing over a specific period of time (regardless of number of impressions), the Company uses the time elapsed output method to measure its progress toward satisfying the performance obligation. When the Company contracts with an advertising agent, the Company shares in the advertising revenue generated with that agent. In these cases, the Company generally recognizes revenue on a net basis, as the agent typically has the responsibility for the relationship with the advertiser and the credit risk. When the Company contracts directly with the advertiser, it will recognize the revenue on a gross basis and will recognize any revenue share arrangement it has with a third party as a direct expense, as the Company has the responsibility for the relationship with the advertiser and the credit risk. Generally, there is no unbilled revenue associated with the Company’s advertising activities.

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

Live Hosted Trivia Revenue – The Company recognize its live-hosted trivia revenue at a point in time, which is when the event takes place. Some customers host their own trivia events and the Company provides the game materials. In these cases, the Company recognizes the revenue at the point in time the Company sends the game materials to the customer. The Company recognizes related costs at the same point in time the revenue is recognized. Generally, there is no unbilled revenue or deferred revenue associated with live hosted trivia events. The Company does not expect to recognize revenue for live hosted trivia events after January 31, 2020. See Note 18 for more information on the live hosted trivia product line.

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

Revenue Concentrations

The Company’s customers predominantly range from small independently operated bars and restaurants to bars and restaurants operated by national chains. This results in diverse venue sizes and locations. As of December 31, 2018, 2,639 venues in the U.S. and Canada subscribed to our interactive entertainment network, of which approximately 46% were Buffalo Wild Wings corporate-owned restaurants and its franchisees. As of December 31, 2019, the Company’s site count declined to 1,440 venues primarily due to the termination of its agreement with Buffalo Wild Wings corporate-owned restaurants and most of its franchisees in November 2019 in accordance with the terms of the agreement. See Note (1) BASIS OF PRESENTATION—Basis of Accounting Presentation, below and PART I — ITEM 1A, Risk Factors

The table below sets forth the approximate amount of revenue the Company generated from Buffalo Wild Wings corporate-owned restaurants and its franchisees during the years ended December 31, 2019 and 2018, and the percentage of total revenue that such amount represents for such periods:

	Year Ended December 31,
	2019	2018
Buffalo Wild Wings revenue	$6,820,000	$10,180,000
Percent of total revenue	34%	44%

As of December 31, 2019 and 2018, approximately $158,000 and $552,000, respectively, was included in accounts receivable from Buffalo Wild Wings corporate-owned restaurants and its franchisees.

The geographic breakdown of the Company’s revenue for the years ended December 31, 2019 and 2018 were as follows:

	For the years ended December 31,
	2019	2018
United States	$19,153,000	$22,653,000
Canada	653,000	682,000
Total revenue	$19,806,000	$23,335,000

Contract Assets and Liabilities

The Company enters into contracts and may recognize contract assets and liabilities that arise from these contracts. The Company recognizes revenue and corresponding cash for customers who auto pay via their bank account or credit card, or the Company recognizes a corresponding accounts receivable for customers the Company invoices. The Company may receive consideration from customers, per the terms of the contract, prior to transferring goods or services to the customer. In such instances, the Company records a contract liability and recognizes the contract liability as revenue when all revenue recognition criteria are met. The table below shows the balance of contract liabilities as of December 31, 2019 and December 31, 2018, including the change during the period.

Deferred Revenue
Balance at January 1, 2019	$1,297,000
New performance obligations	1,093,000
Revenue recognized	(1,928,000)
Balance at December 31, 2019	462,000
Less non-current portion	(2,000)
Current portion at December 31, 2019	$460,000

The Company capitalizes installation costs associated with installing equipment in a customer location and sales commissions as a deferred cost asset on the balance sheet. For installation costs that are of an amount that is less than or equal to the deferred installation revenue for the related contract, the amortization period approximates the longer of the contract term and the expected term of the customer relationship. For any excess installation costs that exceed the deferred revenue, the amortization period of the excess cost is the initial term of the contract, which is generally one to two years because the Company can still recover that excess cost in the initial term of the contract. The Company amortizes commission costs over the longer of the contract term and the expected term of the customer relationship. The tables below show the balance of the unamortized installation cost and sales commissions as of December 31, 2019 and December 31, 2018, including the change during the period.

	Installation Costs	Sales Commissions	Total Deferred Costs
Balance at January 1, 2019	$321,000	$103,000	$424,000
Incremental costs deferred	352,000	161,000	513,000
Deferred costs recognized	(486,000)	(177,000)	(663,000)
Balance at December 31, 2019	187,000	87,000	274,000

Research and Development— Research and development costs, which include the cost of equipment the Company is evaluating for future integration or use, are expensed as incurred. For the years ended December 31, 2019 and 2018, research and developments costs totaled $26,000 and $72,000, respectively, and are included in selling, general and administrative expense.

Software Development Costs—The Company capitalizes costs related to developing certain software products in accordance with ASC No. 350. The Company recognizes costs related to interactive programs on a straight-line basis over the programs’ estimated useful lives, generally two to three years. Amortization expense relating to capitalized software development costs totaled $519,000 and $382,000 for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, approximately $177,000 and $1,296,000, respectively, of capitalized software costs were not subject to amortization as the development of various software projects was not complete.

The Company performed its annual review of software development projects for the years ended December 31, 2019 and 2018, and determined to abandon various software development projects that the Company concluded were no longer a current strategic fit or for which it determined that the marketability of the content had decreased due to obtaining additional information regarding the specific industry for which the content was intended. As a result, for the quarter ended December 31, 2019, the Company recognized an impairment of $498,000. There was no impairment charge for the quarter ended December 31, 2018. For the year ended December 31, 2019 and 2018, the Company recognized an impairment charge of $550,000 and $23,000, respectively. Impairment of capitalized software is shown separately on the Company’s consolidated statement of operations.

Advertising Costs – There were no marketing-related advertising costs for the either of the years ended December 31, 2019 or 2018.

Shipping and Handling Costs—Shipping and handling costs are included in direct operating costs in the accompanying consolidated statements of operations and are expensed as incurred.

Stock-Based Compensation—The Company records stock-based compensation in accordance with ASC No. 718, Compensation – Stock Compensation. The Company estimates the fair value of stock options using the Black-Scholes option pricing model. The fair value of stock options granted is recognized as expense over the requisite service period. Stock-based compensation expense for share-based payment awards is recognized using the straight-line single-option method. On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2018-07, Compensation – Stock Compensation (Topic 718) – Improvements to Nonemployee Share-Based Payment Accounting. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

ASC No. 740, Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. A tax position that meets the “more-likely-than-not” criterion is measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement. The Company reviewed its tax positions and determined that an adjustment to the tax provision is not considered necessary nor is a reserve for income taxes required.

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

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes. This ASU enhances and simplifies various aspect of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year and interim-period accounting for enacted changes in tax law. The amendment will be effective for public companies with fiscal years beginning after December 15, 2020, (which will be January 1, 2021 for the Company); early adoption is permitted. The Company is currently assessing the impact of this pronouncement to its consolidated financial statements.

In November 2019, the FASB issued ASU No. 2019-08, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606) (“ASU No. 2019-08”). This ASU requires that an entity measure and classify share-based payment awards granted to a customer by applying the guidance in Topic 718. The amount recorded as a reduction of the transaction price is required to be measured on the basis of the grant-date fair value of the share-based payment award in accordance with Topic 718. The grant date is the date at which a grantor (supplier) and a grantee (customer) reach a mutual understanding of the key terms and conditions of a share-based payment award. The classification and subsequent measurement of the award are subject to the guidance in Topic 718 unless the share-based payment award is subsequently modified and the grantee is no longer a customer. The standard is effective for fiscal years beginning after December 15, 2019 (which was January 1, 2020 for the Company). The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. This ASU requires certain transactions between participants in a collaborative arrangement to be accounted for as revenue under the new revenue standard when the participant is a customer. The standard is effective for fiscal years beginning after December 15, 2019 (which was January 1, 2020 for the Company). The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for fiscal years beginning after December 15, 2019 (which was January 1, 2020 for the Company) and can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The adoption of this ASU is not expected to have a significant impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies certain disclosure requirements on fair value measurements. The standard is effective for fiscal years beginning after December 15, 2019 (which was January 1, 2020 for the Company). The adoption of this ASU is not expected to have a significant impact on the Company’s consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842); in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements; and in December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842) – Narrow-Scope Improvements for Lessors, (collectively “Topic 842”). Topic 842 primarily requires lessees to recognize at the lease commencement date a lease liability, which is the lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Topic 842 was effective for fiscal periods beginning after December 15, 2018 (which was January 1, 2019 for the Company), including interim periods within those fiscal years. Lessees and lessors must either (i) apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements or (ii) recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Applying a full retrospective transition approach is not allowed. The Company has elected to use the cumulative-effect transition method upon adoption.

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

Upon adoption of Topic 842, the Company recognized on its consolidated balance sheet as of January 1, 2019 approximately $3.5 million of operating lease liabilities, and approximately $2.3 million of corresponding operating right-of use assets, net of tenant improvement allowances. The Company also shows the initial recognition of the leases as a supplemental noncash financing activity on the statement of cash flows and the amortization of the noncash lease expense in operating activities. The adoption of Topic 842 did not have a material impact on the Company’s consolidated statement of operations. (See Note 14 for more information.)

4. Restricted Cash

When the Company entered the lease for its corporate headquarters, the Company’s bank, Avidbank, issued a $250,000 letter of credit to the lessor as security, which amount will be reduced by $50,000 on December 1 of each year beginning on December 1, 2019, provided there has been no default under the lease. Avidbank required the Company to deposit $250,000 in a restricted cash account maintained with the bank, which amount will be reduced as the amount required under the letter of credit is reduced. As of December 31, 2019, the letter of credit and the corresponding restricted cash recorded on the accompanying consolidated balance sheet was $200,000, with $50,000 plus any earned interest being recorded in short-term restricted cash and the balance being recorded in long-term restricted cash. The amount deposited in the restricted cash account does not count toward the covenant in the Avidbank loan and security agreement (see Note 13) that requires the Company to have an aggregate amount of unrestricted cash in deposit accounts or securities accounts maintained with Avidbank of not less than $2,000,000 at all times.

5. Fixed Assets, Net

Fixed assets are recorded at cost and consist of the following at December 31, 2019 and 2018:

	As of December 31,
	2019	2018
Site equipment	$8,856,000	$11,566,000
Machinery and equipment	1,570,000	1,887,000
Furniture and fixtures	314,000	461,000
Leasehold improvements	1,240,000	1,240,000
Vehicle	15,000	15,000
	11,995,000	15,169,000

Accumulated depreciation	(9,173,000)	(10,502,000)
Total	$2,822,000	$4,667,000

Depreciation expense totaled $2,358,000 and $2,382,000 for the years ended December 31, 2019 and 2018, respectively.

The geographic breakdown of the Company’s long-term tangible assets for the last two fiscal years were as follows:

	As of December 31,
	2019	2018
United States	$2,760,000	$4,526,000
Canada	62,000	141,000
Total fixed assets	$2,822,000	$4,667,000

6. Goodwill

The Company’s goodwill balance of $696,000 and $667,000 as of December 31, 2019 and 2018, respectively, relates to the excess of costs over the fair value of assets the Company acquired in 2003 related to its Canadian business (the “Reporting Unit”). The Company performed the quantitative impairment test of its goodwill in each of the years ended December 31, 2019 and 2018, as it determined that because of declines in revenue of the Reporting Unit, the decline in the Company’s stock price and other general market conditions, it was more likely than not that there were indications of impairment. The Company used three methods to determine the fair value of the reporting unit: the public company market method, the transaction market method and the income method. Each method was equally weighted to calculate the total estimated fair value, and then the Company compared this fair value to the carrying value of the reporting unit. The impairment test performed during 2018resulted in the carrying value exceeding the fair value. Accordingly, the Company recognized a goodwill impairment loss of $261,000. The impairment test performed during 2019 resulted in the fair value exceeding the carrying value. Therefore, the Company did not record any goodwill impairment for the year ended December 31, 2019. In addition to the impairment loss recognized, fluctuations in the amount of goodwill shown on the accompanying balance sheets can occur due to changes in the foreign currency exchange rates used when translating NTN Canada’s financial statement from Canadian dollars to US dollars during consolidation. The following table shows the changes in the carrying amount of goodwill for the years ended December 31, 2019 and 2018:

	For the year ended			For the year ended
	December 31, 2019			December 31, 2018
	Gross Carrying Value	Effects of Foreign Currency	Net Carrying Value	Gross Carrying Value	Impairment Losses for the period	Effects of Foreign Currency	Net Carrying Value
Goodwill	$667,000	$29,000	$696,000	$1,004,000	$(261,000)	$(76,000)	$667,000

7. Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to the short maturity of these instruments. The fair value of long-term debt is based on the Company’s current borrowing rate for similar types of borrowing arrangements.

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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:

Certain assets are measured at fair value on a non-recurring basis and are subject to fair value adjustments only in certain circumstances. Goodwill is written down to fair value when determined to be impaired, and long-lived assets, including capitalized software, are written down to fair value when they are held for sale or determined to be impaired. The valuation methods for goodwill and long-lived assets involve assumptions concerning interest and discount rates, growth projections, and/or other assumptions of future business conditions. As all of the assumptions employed to measure these assets and liabilities on a nonrecurring basis are based on management’s judgment using internal and external data, these fair value determinations are classified in Level 3 of the valuation hierarchy.

There were no transfers between fair value measurement levels during the year ended December 31, 2019.

8. Accrued Compensation

Accrued compensation consisted of the following at December 31, 2019 and 2018:

	As of December 31,
	2019	2018
Accrued vacation	$260,000	$267,000
Accrued salaries	236,000	251,000
Accrued bonuses	77,000	32,000
Accrued commissions	15,000	22,000
Total accrued compensation	$588,000	$572,000

9. Concentrations of Risk

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

Significant Customer

For the years ended December 31, 2019 and 2018, the Company generated approximately $6,820,000 and $10,180,000, respectively, of total revenue from Buffalo Wild Wings corporate-owned restaurants and its franchisees, which represented approximately 34% and 44% of total revenue in each of those years, respectively. As of December 31, 2019 and 2018, approximately $158,000 and $552,000, respectively, was included in accounts receivable from Buffalo Wild Wings corporate-owned restaurants and its franchisees.

In November 2018, the Company’s relationship with Buffalo Wild Wings corporate-owned and most of the franchisee-owned restaurants terminated in accordance with the terms of the agreements the Company had with Buffalo Wild Wings and such franchisees. Certain Buffalo Wild Wings franchisee-owned locations extended their relationship with the Company through the end of 2020.

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

As of December 31, 2019 and 2018, approximately $629,000 and $15,000, respectively, was included in accounts payable or accrued expenses for the tablet equipment purchased from its sole supplier.

10. Basic and Diluted Earnings Per Common Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, without consideration of potential common shares. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding plus potential common shares. Stock options, restricted stock units, and other convertible securities are considered potential common shares and are included in the calculation of diluted net loss per share using the treasury method when their effect is dilutive. Options, restricted stock units and convertible preferred stock representing approximately 210,000 and 219,000 shares of common stock were excluded from the computations of diluted net loss per common share for the years ended December 31, 2019 and 2018, respectively, as their effect was anti-dilutive.

11. Shareholders’ Equity

Registered Direct Offerings

In June 2018, the Company sold approximately 345,000 shares of its common stock at a purchase price of $4.50 per share and received net proceeds of approximately $1,375,000, after deducting estimated offering expenses. The Company used the net proceeds from the offering for general corporate purposes, which included working capital, general and administrative expenses, capital expenditures and implementation of its strategic priorities.

There were no equity offerings during the year ended December 31, 2019.

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

At the Company’s 2019 Annual Meeting of Stockholders, the Company’s stockholders approved the 2019 Plan, which provides for the issuance of up to 240,000 shares of Company common stock. Awards the under the 2019 Plan may be granted to officers, directors, employees and consultants of the Company. Stock options granted under the 2019 Plan may either be incentive stock options or nonqualified stock options, have a term of up to ten years, and are exercisable at a price per share not less than the fair market value on the date of grant. As of December 31, 2019, there were stock options to purchase approximately 2,000 shares of common stock and 30,000 restricted stock units outstanding under the 2019 Plan.

As a result of stockholder approval of the 2019 Plan, no future grants will be made under the 2010 Plan. All awards that are outstanding under the 2010 Plan will continue to be governed by the 2010 Plan until they are exercised or expire in accordance with the terms of the applicable award or the 2010 Plan. As of December 31, 2019, there were stock options to purchase approximately 55,000 shares of common stock and 27,000 restricted stock units outstanding under the 2010 Plan.

The 2014 Plan provides for the grant of up to 85,000 share-based awards to a new employee as an inducement material to the new employee entering into employment with the Company and expires in September 2024. As of December 31, 2019, there were stock options to purchase approximately 85,000 shares of common stock and no restricted stock units outstanding under the 2014 Plan.

Stock-Based Compensation Valuation Assumptions

The Company records stock-based compensation in accordance with ASC No. 718, Compensation – Stock Compensation. The Company estimates the fair value of stock options using the Black-Scholes option pricing model. The fair value of stock options granted is recognized as expense over the requisite service period. Stock-based compensation expense for share-based payment awards is recognized using the straight-line single-option method. On January 1, 2019, the Company adopted ASU No. 2018-07, Compensation – Stock Compensation (Topic 718) – Improvements to Nonemployee Share-Based Payment Accounting. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

The following weighted-average assumptions were used for grants issued during 2019 and 2018 under the ASC No. 718 requirements:

	2019	2018
Weighted average risk-free rate	1.68%	2.87%
Weighted average volatility	105.53%	113.20%
Dividend yield	0.00%	0.00%
Expected term	5.37 years	7.06 years

The Company estimates forfeitures, based on historical activity, at the time of grant and revised if necessary in subsequent periods if actual forfeiture rates differ from those estimates. Stock-based compensation expense for employees during the years ended December 31, 2019 and 2018 was $206,000 and $443,000, respectively, and is expensed in selling, general and administrative expenses and credited to the additional paid-in-capital account.

Stock Option Activity

The following table summarizes stock option activities for the years ended December 31, 2019 and 2018:

	Outstanding Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding January 1, 2018	156,000	$17.74	7.12	$-
Granted	2,000	4.44	-	-
Exercised	-	-	-	-
Cancelled	(6,000)	10.42	-	-
Forfeited	(4,000)	6.38	-	-
Expired	(1,000)	16.00	-	-
Outstanding December 31, 2018	147,000	18.20	6.08	-
Granted	3,000	3.15	-	-
Exercised	-	-	-	-
Cancelled	(6,000)	13.32	-	-
Forfeited	(2,000)	6.24	-	-
Expired	-	-	-	-
Outstanding December 31, 2019	142,000	$18.26	5.14	$-

Options vested and exercisable at December 31, 2019	140,000	$18.43	5.10	$-

The per share weighted average grant-date fair value of stock options granted during the years ended December 31, 2019 and 2018 was $2.49 and $3.90, respectively.

As of December 31, 2019, the unamortized stock based compensation expense related to outstanding unvested options was approximately $8,000 with a weighted average remaining requisite service period of 0.9 years. The Company expects to amortize this expense over the remaining requisite service period of these stock options. A deferred tax asset generally would be recorded related to the expected future tax benefit from the exercise of the non-qualified stock options. However, due to a history of net operating losses (“NOLs”), a full valuation allowance has been recorded related to the tax benefit for non-qualified stock options.

Restricted Stock Unit Activity

Outstanding restricted stock units are settled in an equal number of shares of common stock on the vesting date of the award. A stock unit award is settled only to the extent vested. Vesting generally requires the continued employment or service by the award recipient through the respective vesting date. Because restricted stock units are settled in an equal number of shares of common stock without any offsetting payment by the recipient, the measurement of cost is based on the quoted market price of the stock at the measurement date, which is the grant date. The weighted average grant date fair value of the restricted stock units awarded during the years ended December 31, 2019 and 2018 was $3.35 and $5.13 per restricted stock unit, respectively.

During the year ended December 31, 2019, 30,000 restricted stock units were awarded as a performance-based award granted to the Company’s former chief executive officer in connection with his resignation. The award will vest in full upon the effective date of a change in control transaction in which an individual, entity or group acquires all of the Company’s then-outstanding equity interests on or before March 17, 2020, or in which an individual, entity or group acquires 51% of our then-outstanding equity interests on or before March 17, 2020, and then that same individual, entity or group acquires the remaining equity so that it holds all of the Company’s then-outstanding equity interests on or before June 17, 2020. Continuing service is not required for vesting to occur. Because a change in control is not considered probable until a change in control occurs, the Company will not recognize stock compensation expense on this award until such change in control occurs.

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

The following table summarizes restricted stock unit activity for the years ended December 31, 2019 and 2018:

	Outstanding Restricted Stock Units	Weighted Average Fair Value per Share
January 1, 2018	-	$-
Granted	74,000	5.13
Released	(13,000)	6.04
Canceled	-	-
December 31, 2018	61,000	$4.94
Granted	77,000	3.35
Released	(38,000)	4.09
Cancelled	(43,000)	4.17
December 31, 2019	57,000	$3.57

Balance expected to vest at December 31, 2019	19,000

Under the 2010 Plan, in lieu of paying cash to satisfy withholding taxes due upon the settlement of vested restricted stock units, an employee may elect to have shares of common stock withheld that would otherwise be issued at settlement, the value of which is equal to the amount of withholding taxes payable. During the years ended December 31, 2019 and 2018, approximately 38,000 and 13,000 restricted stock units vested and were settled, respectively, and as a result of employees electing to satisfy applicable withholding taxes by having the Company withhold shares, approximately 26,000 and 9,000 shares of common stock were issued, respectively.

Warrant Activity

The following summarizes warrant activities for the years ended December 31, 2019 and 2018:

	Outstanding Warrants	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)
Outstanding January 1, 2018	72,000	$20.00	0.87
Granted	-	-	-
Exercised	-	-	-
Forfeited	(72,000)	-	-
Outstanding December 31, 2018	-	$-	-

During 2013, the Company issued warrants to purchase an aggregate of 72,000 shares of common stock in connection with a private placement. The fair value of the warrants was approximately $1,379,000 in aggregate and was determined using the Black-Scholes model using the following weighted-average assumptions: risk-free interest rates of 1.06%; dividend yield of 0%; expected volatility of 80.25%; and a term of 5 years. The Company concluded that these warrants qualify as equity instruments and not liabilities. None of these warrants were exercised, and as of December 31, 2018, all outstanding warrants expired. There were no new warrants granted during the year ended December 31, 2019.

Cumulative Convertible Preferred Stock

The Company has authorized 156,000 shares of preferred stock, all of which is designated as Series A Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”), and all of which were issued and outstanding as of December 31, 2019 and 2018.

The Series A Preferred Stock provides for a cumulative annual dividend of $0.10 per share, payable in semi-annual installments in June and December. Dividends may be paid in cash or with shares of common stock. The Company paid approximately $16,000 in cash for payment of dividends in each of the years ended December 31, 2019 and 2018.

The Series A Preferred Stock has no voting rights and has a $1.00 per share liquidation preference over common stock. The registered holder has the right at any time to convert shares of Series A Preferred Stock into that number of shares of common stock that equals the number of shares of Series A Preferred Stock that are surrendered for conversion divided by the conversion rate. At December 31, 2019, the conversion rate was 13.434 and, based on that conversion rate, all outstanding shares of Series A Preferred Stock would have converted into approximately 12,000 shares of common stock. The conversion rate is subject to adjustment in certain events and is established at the time of conversion. There were no conversions during either of the years ended December 31, 2019 and 2018. There is no mandatory conversion term, date or any redemption features associated with the Series A Preferred Stock.

12. Income Taxes

For each of the years ended December 31, 2019 and 2018, current tax provisions and current deferred tax provisions were recorded as follows:

	As of December 31,
	2019	2018
Current Tax Provision
Federal	$-	$21,000
State	(25,000)	(21,000)
Foreign	2,000	(5,000)
	(23,000)	(5,000)
Deferred Tax Provision
Federal	-	-
State	2,000	6,000
Foreign	(6,000)	63,000
	(4,000)	69,000
Total Tax Provision
Federal	-	21,000
State	(23,000)	(15,000)
Foreign	(4,000)	58,000
	$(27,000)	$64,000

The net deferred tax assets and liabilities have been reported in other liabilities in the consolidated balance sheets at December 31, 2019 and 2018 as follows:

	As of December 31,
	2019	2018
Deferred Tax Assets:
NOL carryforwards	$14,730,000	$15,756,000
UK NOL carryforwards	552,000	534,000
Allowance for doubtful accounts	92,000	97,000
Compensation and vacation accrual	57,000	58,000
Operating accruals	6,000	285,000
Research and experimentation, AMT and foreign tax credits	126,000	126,000
Texas margin tax credit	106,000	120,000
Lease liabilities	854,000	-
Other	846,000	850,000
Total gross deferred tax assets	17,369,000	17,826,000
Valuation allowance	(16,218,000)	(17,149,000)
Net deferred tax assets	1,151,000	677,000

Deferred Tax Liabilities:
Capitalized software	497,000	523,000
Right of use assets	544,000	-
Fixed assets and intangibles	45,000	86,000
Foreign	47,000	45,000
Total gross deferred liabilities	1,133,000	654,000
Net deferred taxes	$18,000	$23,000

The reconciliation of computed expected income taxes to effective income taxes by applying the federal statutory rate of 21% is as follows:

	As of December 31,
	2019	2018
Tax at federal income tax rate	$424,000	$68,000
State provision	(23,000)	(15,000)
Foreign tax differential	(2,000)	13,000
Change in valuation allowance	(429,000)	(20,000)
Permanent items	3,000	(3,000)
Other	-	21,000
Total Provision	$(27,000)	$64,000

The net change in the total valuation allowance for the year ended December 31, 2019 was an increase of $429,000. The net change in the total valuation allowance for the year ended December 31, 2018 was an increase of $20,000. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and planning strategies in making this assessment. Based on the level of historical operating results and projections for the taxable income for the future, the Company has determined that it is more likely than not that the portion of deferred taxes not utilized through the reversal of deferred tax liabilities will not be realized. Accordingly, the Company has recorded a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.

At December 31, 2019, the Company had NOL carryforwards of approximately $63,354,000 for federal income tax purposes, which will continue expiring in 2020, and approximately $29,195,000 for state income tax purposes, which will continue expiring in 2020. There can be no assurance that the Company will ever be able to realize the benefit of some or all of the federal and state NOL carryforwards due to continued operating losses. Under Internal Revenue Code (“IRC”) Section 382 and similar state provisions, ownership changes may limit the annual utilization of NOL carryforwards existing prior to a change in control that are available to offset future taxable income. Such limitations would reduce, potentially significantly, the gross deferred tax assets disclosed in the table above related to the NOL carryforwards. The Company performed a Section 382 analysis as of December 31, 2018 to determine the impact of any changes in ownership. Based on this analysis, no ownership change occurred that would limit the use of the NOLs. The Company does not believe there has been a material change in its ownership between the Section 382 analysis completed through December 31, 2018 and the year ended December 31, 2019 that would indicate a limit on the use of the NOLs. The Company continues to disclose the NOL carryforwards at their original amount in the table above as no potential limitation has been quantified. The Company also established a full valuation allowance for substantially all deferred tax assets, including the NOL carryforwards, since the Company could not conclude that it was more likely than not able to generate future taxable income to realize these assets. In addition, the Company has approximately $133,000 of state tax credit tax carryforwards that expire in the years 2020 through 2026.

The deferred tax assets as of December 31, 2019 include a deferred tax asset of $442,000 representing NOLs arising from the exercise of stock options by Company employees for 2005 and prior years. To the extent the Company realizes any tax benefit for the NOLs attributable to the stock option exercises, such amount would be credited directly to stockholders’ equity.

United States income taxes were not provided on unremitted earnings from non-United States subsidiaries. Such unremitted earnings are considered to be indefinitely reinvested and determination of the amount of taxes that might be paid on these undistributed earnings is not practicable.

The Company and its subsidiaries are subject to federal income tax as well as income tax of multiple state jurisdictions. With few exceptions, the Company is no longer subject to income tax examination by tax authorities in major jurisdictions for years prior to 2015. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where NOLs were generated and carried forward, and make adjustments up to the amount of the carryforwards. The Company is not currently under examination by the IRS or state taxing authorities.

13. Long-term Debt

Term Loan

In September 2018, the Company entered into a loan and security agreement with Avidbank for a 48-month term loan in the amount of $4,000,000. The Company makes monthly electronic principal payments initiated by Avidbank of approximately $83,000 plus accrued and unpaid interest. As of December 31, 2019, $2,750,000 of the term loan was outstanding. The Company recorded debt issuance costs of $23,000, which includes a $20,000 facility fee. The debt issuance costs are amortized to interest expense using the effective interest rate method over the life of the loan. The unamortized balance of the debt issuance costs as of December 31, 2019 was approximately $11,000 and is recorded as a reduction of long-term debt. Through the year ended December 31, 2019, the Company was required to comply with the following financial covenants:

●	EBITDA (as defined below) must be at least $1,000,000 for the trailing six-month period as of the last day of each fiscal quarter. The Company refers to this covenant as the EBITDA covenant. “EBITDA” means (a) net profit (or loss), after provision for taxes, plus (b) interest expense, plus (c) to the extent deducted in the calculation of net profit (or loss), depreciation expense and amortization expense, plus (d) income tax expense, plus (e) to the extent approved by Avidbank, other noncash expenses and charges, other onetime charges, and any losses arising from the sale, exchange, transfer or other disposition of assets not in the ordinary course of business.

●	The aggregate amount of unrestricted cash the Company has in deposit accounts or securities accounts maintained with Avidbank must be not less than $2,000,000 at all times. The Company refers to this covenant as the minimum liquidity covenant.

As of December 31, 2019, the Company was in compliance with these covenants.

In February 2020, the Company made a pre-payment on its long-term debt with Avidbank of approximately $150,000 as a result of selling certain assets related to the Company’s Stump! Trivia product line. (See Note 18).

Pursuant to the amended agreement the Company entered into with Avidbank on March 12, 2020, the total outstanding principal of $2,750,000 was classified as a current liability as of December 31, 2019 and will be paid in full by December 31, 2020. (See Note 18.)

Interest expense related to long-term debt for the years ended December 31, 2019 and 2018 was $236,000 and $296,000, respectively.

14. Leases

On January 1, 2019, the Company adopted ASC No. 842, Leases (“ASC No. 842”). ASC No. 842 primarily requires lessees to recognize at the lease commencement date a lease liability, which is the lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessees and lessors must either (i) apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements or (ii) recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Applying a full retrospective transition approach is not allowed. The Company elected to use the cumulative-effect transition method upon adoption.

ASC No. 842 also allows lessees and lessors to elect certain practical expedients. The Company elected the following practical expedients:

●	Transitional practical expedients:

o	The Company need not reassess whether any expired or existing contracts are or contain leases.
o	The Company need not reassess the lease classification for any expired or existing leases (that is, all existing leases that were classified as operating leases in accordance with the previous guidance will be classified as operating leases, and all existing leases that were classified as capital leases in accordance with the previous guidance will be classified as finance leases).
o	The Company need not reassess initial direct costs for any existing leases.

●	Hindsight practical expedient. The Company elected the hindsight practical expedient in determining the lease term (that is, when considering lessee options to extend or terminate the lease and to purchase the underlying asset) and in assessing impairment of the Company’s right-of-use assets.
●	As a lessor, the Company elected to not separate nonlease components from lease components when both of the following are met:

o	The timing and patterns of transfer for the lease component and nonlease component associated with that lease component are the same; and
o	The lease component, if accounted for separately, would be classified as an operating lease.

As Lessee

The Company has entered into operating leases for office and production facilities and equipment under agreements that expire at various dates through 2026. Certain of these leases contain renewal provisions and escalating rental clauses and generally require the Company to pay utilities, insurance, taxes and other operating expenses. The Company also has property held under finance leases that expire at various dates through 2021. The Company’s leases do not contain any residual value guarantees or material restrictive covenants.

Upon adoption of ASC No. 842, the Company recognized on its consolidated balance sheet as of January 1, 2019 an initial measurement of approximately $3,458,000 of operating lease liabilities, and approximately $2,336,000 of corresponding operating right-of use assets, net of tenant improvement allowances. The initial measurement of the finance leases under ASC No. 842 did not have a material change from the balances of the finance lease liabilities and assets recorded prior to the adoption of ASC No. 842. There was also no cumulative effect adjustment to retained earnings as a result of the transition to ASC No. 842. The Company recorded the initial recognition of the operating leases as a supplemental noncash financing activity on the accompanying consolidated statement of cash flows. The adoption of ASC No. 842 did not have a material impact on the Company’s consolidated statement of operations.

The tables below show the initial measurement of the operating lease right-of-use assets and liabilities as of January 1, 2019 and the balances as of December 31, 2019, including the changes during the year.

Operating lease right-of-use assets
Initial measurement at January 1, 2019	$3,458,000
Less tenant improvement allowance	(1,122,000)
Net right-of-use assets at January 1, 2019	2,336,000
Initial measurement of new operating lease right-of-use-assets	57,000
Less amortization of operating lease right-of-use assets	(292,000)
Operating lease right-of-use assets at December 31, 2019	$2,101,000

Operating lease liabilities
Initial measurement at January 1, 2019	$3,458,000
Initial measurement of new operating lease liabilities	57,000
Less principal payments on operating lease liabilities	(215,000)
Operating lease liabilities at December 31, 2019	3,300,000
Less non-current portion	(2,891,000)
Current portion at December 31, 2019	$409,000

As of December 31, 2019, the Company’s operating leases have a weighted-average remaining lease term of 6.3 years and a weighted-average discount rate of 7.25%. The maturities of the operating lease liabilities are as follows:

As of December 31, 2019
2020	$635,000
2021	620,000
2022	634,000
2023	655,000
2024	670,000
Thereafter	932,000
Total operating lease payments	4,146,000
Less imputed interest	(846,000)
Present value of operating lease liabilities	$3,300,000

Total lease expense was approximately $542,000 and $407,000 for the twelve months ended December 31, 2019 and 2018, respectively. Lease expense was recorded in selling, general and administrative expenses.

The tables below show the initial measurement of the finance lease right-of-use assets and liabilities as of January 1, 2019 and the balances as of December 31, 2019, including the changes during the year. The Company’s finance lease right-of-use assets are included in “Fixed assets, net” on the accompanying consolidated balance sheet.

Finance lease right-of-use assets
Initial measurement at January 1, 2019	$80,000
Less depreciation of Finace lease right-of-use assets	(39,000)
Finace lease right-of-use assets at December 31, 2019	$41,000

Finace lease liabilities
Initial measurement at January 1, 2019	$86,000
Less principal payments on Finace lease liabilities	(45,000)
Finace lease liabilities as of December 31, 2019	41,000
Less non-current portion	(20,000)
Current portion at December 31, 2019	$21,000

As of December 31, 2019, the Company’s finance leases have a weighted-average remaining lease term of 1.9 years and a weighted-average discount rate of 5.51%. The maturities of the finance lease liabilities are as follows:

As of December 31, 2019
2020	23,000
2021	21,000
Total Finace lease payments	44,000
Less imputed interest	(3,000)
Present value of Finace lease liabilities	$41,000

For the twelve months ended December 31, 2019 and 2018, total lease costs under finance leases were approximately $48,000 and $191,000, respectively.

As Lessor

ASC No. 842 did not make fundamental changes to lease accounting guidance for lessors. Therefore there was no financial statement impact due to the adoption of ASC No. 842. As a lessor, the Company has two types of customer contracts that involve leases: right-to-use operating leases and sales-type leases.

Right-to-use operating leases. Certain customers enter into contracts to obtain subscription services from the Company, which includes the Company’s content (nonlease component) and equipment installed in the customer locations so the customer can access the content (lease component). The timing and pattern of the transfer of both the subscription services and the equipment are the same, that is, the Company’s subscription services are made available to its customer at the same time as the equipment is installed. Additionally, the Company has determined that the lease component of these customer contracts is an operating lease. Accordingly, the Company has concluded that these contracts qualify for the practical expedient permitted under ASC No. 842 to not separate the nonlease component from the related lease component. Instead, the Company treats the combined component as a single performance obligation under Topic 606, Revenue from Contracts with Customers, as the Company has concluded that the nonlease component (subscription services) is the predominant component of the combined component.

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

15. Commitments and Contingencies

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

Sales and Use Tax

From time to time, state tax authorities will make inquiries as to whether or not a portion of the Company’s services require the collection of sales and use taxes from customers in those states. Many states have expanded their interpretation of their sales and use tax statutes to subject more activities to tax. The Company evaluates such inquiries on a case-by-case basis and has favorably resolved the majority of these tax issues in the past without any material adverse consequences. There were no liabilities recorded in either of the years ended December 31, 2019 or 2018.

16. Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes the accumulated gains or losses from foreign currency translation adjustments. The Company translated the assets and liabilities on the balance sheet of its subsidiary, NTN Canada Inc., into U.S. dollars using the period end exchange rate. Revenue and expenses were translated using the weighted-average exchange rates for the reporting period. As of December 31, 2019 and 2018, $268,000 and $200,000, respectively, of accumulated foreign currency translation adjustments were recorded in accumulated other comprehensive income.

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

18. Subsequent Events

Asset Sale

On January 13, 2020, the Company entered into an asset purchase agreement with Sporcle, Inc., a Delaware corporation (“Sporcle”), pursuant to which the Company agreed to sell to Sporcle all of its assets necessary for Sporcle to conduct the live hosted knowledge-based trivia events known as Stump! Trivia and OpinioNation for $1,360,000. The transaction closed on January 31, 2020, and the Company recorded a net gain of approximately $1,265,000 in January 2020.

Amendment to Loan and Security Agreement

On March 12, 2020, the Company entered into an amendment to the loan and security agreement it entered into with Avidbank in September 2018. In connection with entering into the amendment, the Company made a $433,000 payment on its term loan, which includes the $83,333 monthly principal payment plus accrued interest for March 2020 and a $350,000 principal prepayment, thereby reducing the outstanding principal balance of its term loan to $2,000,000. Under the terms of the amendment, the Company’s financial covenants were changed, the maturity date of its term loan was changed from September 28, 2022 to December 31, 2020 (and as a result, the Company classified the total outstanding principal balance as a current liability on its balance sheet as of December 31, 2019), and commencing on April 30, 2020, the Company must make principal plus accrued interest payments on the last day of each month, such that its term loan will be repaid by December 31, 2020. The principal payment the Company must make each month will be $125,000 for each of April, May and June, $300,000 for each of July, August, September, October and November, and $125,000 for December.

Under the terms of the original loan and security agreement, the Company’s EBITDA was required to be at least $1,000,000 for the trailing six-month period as of the last day of each fiscal quarter and the aggregate amount of unrestricted cash it had in deposit accounts or securities accounts maintained with Avidbank must be not less than $2,000,000 at all times. As of December 31, 2019, the Company was in compliance with both of those covenants.

Under the terms of the amendment, the minimum EBITDA covenant was replaced with a monthly minimum asset coverage ratio covenant, which the Company refers to as the ACR covenant, and the minimum liquidity covenant was amended to provide that the aggregate amount of unrestricted cash the Company has in deposit accounts or securities accounts maintained with Avidbank must be at all times not less than the principal balance outstanding under the term loan. Under the ACR covenant, the ratio of (i) the Company’s unrestricted cash at Avidbank as of the last day of a calendar month plus 75% of its outstanding accounts receivable accounts that are within 90 days of invoice date to (ii) the outstanding principal balance of the term loan on such day must be no less than 1.25 to 1.00.

