Form 10-K/A
period 2019-12-31
NTN BUZZTIME INC
filed 2020-04-27
CIK 748592

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

As of April 23, 2020, the registrant had 2,936,769 shares of common stock outstanding.

Documents Incorporated by Reference.

None

TABLE OF CONTENTS

EXPLANATORY NOTE

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to Form 10-K for the fiscal year ended December 31, 2019, or this Amendment No. 1, is being filed to provide the additional information required by Part III of Form 10-K. In addition, we are also including Exhibits 31.1, 31.2, 32.1 and 32.2 required by the filing of this Amendment No. 1.

Except as otherwise stated herein, this Amendment No. 1 does not change the previously reported financial statements or any of the other disclosures contained in Part I or Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the Securities and Exchange Commission, or the SEC, on March 19, 2020, or our Annual Report. Accordingly, this Amendment No. 1 should be read in conjunction with our Annual Report and our filings made with the SEC subsequent to the filing of our Annual Report. The filing of this Amendment No. 1 is not an admission that our Annual Report, when originally filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

Unless the context otherwise requires, we use the terms “Company,” “we,” “us” and “our” in this Amendment No. 1 to NTN Buzztime, Inc. and its consolidated subsidiaries.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Board of Directors

Set forth below are the names, ages, board committee assignments, tenure and certain biographical information of each of the members of our Board of Directors as of April 23, 2020.

Name	Age	Director Since	Committee Assignments
Allen Wolff	48	2020	None
Gregory Thomas	59	2017	Audit*, N&CG/C **
Richard Simtob	50	2017	Audit, N&CG/C *
Susan Miller	40	2019	Audit, N&CG/C
Michael Gottlieb	50	2019	None

* Committee chairperson

**Nominating and Corporate Governance/Compensation Committee

Allen Wolff was appointed as our chief executive officer and as a member of our board in January 2020. He was appointed as chairman of our board in April 2020. Mr. Wolff served as our interim chief executive officer from September 2019 until he was appointed as our chief executive officer. From January 2016 through September 2019, Mr. Wolff served as our chief financial officer and executive vice president and served as chief financial officer from December 2014 through January 2016. From July 2013 until December 2014, Mr. Wolff served as the chief financial strategist of PlumDiggity, a privately-held financial and marketing strategy firm that he co-founded. From October 2012 to July 2013, Mr. Wolff served as the chief financial officer of 365 Retail Markets, a privately-held company in the self-checkout point of sale technology industry, where he also served on its board of directors during such period. From July 2011 to April 2013, simultaneous with his role at 365 Retail Markets, Mr. Wolff held the leadership role of “Game Changer” at Crowdrise, an online fundraising platform company. Mr. Wolff joined Crowdrise after serving as the chief operating officer and chief financial officer from January 2011 to July 2011 of RetailCapital, LLC, a small business specialty finance company. Mr. Wolff co-founded PaySimple in January 2006 and held various roles including president, chief financial officer, executive vice president and director, from 2006 until he left the company in January 2011. From September 1998 until August 2012, Mr. Wolff was a principal for a casual dining restaurant. Mr. Wolff holds a B.A. from the University of Michigan and an MBA, from the University of Maryland, R.H. Smith School of Business. Mr. Wolff was chosen to serve on our board of directors because of our boards’ belief that our chief executive officer should serve on our board of directors, as well as his leadership of early stage, technology companies and ability to raise capital.

Gregg Thomas has served on our board of directors since July 2017, and from August 2019 until April 2020, he served as chairman of our board. In December 1994, Mr. Thomas founded CFO Advisors, LLC, a financial services and advisory firm for the restaurant and retail industry, and where he has been serving as partner. He began his career at Plante Moran, where he earned his CPA. Mr. Thomas holds a B.S. in accounting from the University of Michigan and a masters in taxation from Walsh College. Mr. Thomas was chosen to serve on our board of directors because of his experience in the restaurant industry and his financial and accounting background. In March 2020, Mr. Thomas notified us that he intends to resign from our board of directors effective April 30, 2020.

Richard Simtob has served on our board of directors since July 2017. Since January 2001, Mr. Simtob has been serving as president of Simtob Consulting Group Corporation. Mr. Simtob is a minority-owner of Zoup! Holding, LLC, a company that operates and franchises fast-casual soup restaurants and has been serving as vice president since January 2018. Since April 2010, he has served as one of its directors, and served as its president from April 2010 to December 2017. From January 2004 through July 2009, Mr. Simtob was also a partner at Wireless Toyz Franchise, LLC, a cellular service provider, where he also served in various roles such as vice president of development, chief financial officer and chief operating officer. Mr. Simtob owns a Michigan-based driving school and eight swim school locations. Mr. Simtob studied at the University of Western Ontario. Mr. Simtob was chosen to serve on our board of directors because of his extensive experience in the restaurant industry.

Susan Miller was appointed to our board of directors in August 2019. Ms. Miller is a partner with Morgan Kingston Advisors, LLC a boutique investment bank she co-founded in September 2018 focused on supporting middle market companies and their stakeholders across the restaurant and restaurant technology sectors, among others. From March 2007 until September 2018, Ms. Miller served as a managing director at Mastodon Ventures, Inc., a strategic advisory firm focused on the restaurant industry, and from June 2002 until March 2007 she held various positions with J.P. Morgan Securities Inc. Ms. Miller was a Cornell Tradition Fellow and graduated cum laude with a B.S. degree in applied economics and management from Cornell University and holds FINRA Series 63 and 79 securities licenses. Ms. Miller was chosen to serve on our board of directors because of her advisory, investment banking and capital markets experience in the restaurant and technology markets.

Michael Gottlieb was appointed to our board of directors in November 2019. Currently, Mr. Gottlieb provides consulting services to Digital Gaming Corporation, a computer software company, and from October 2019 until December 2019, he was in charge of its US business development. From April 2017 until October 2019, Mr. Gottlieb served as the studio head for MahiGaming San Diego, a developer of online and mobile gaming software, and from November 2014 until March 2017, Mr. Gottlieb served as senior director of game development for Bally Technologies and Scientific Games, gaming manufacturers. Mr. Gottlieb has a business degree from Northern Illinois University. He was chosen to serve on our board of directors because of his expertise in developing interactive gaming experiences and turning them into successful businesses.

Executive Officers

The following table sets forth certain information regarding our executive officers as of April 23, 2020:

Name	Age	Position Held
Allen Wolff	48	Chief Executive Officer
Sandra Gurrola	53	Senior Vice President of Finance

Information regarding Mr. Wolff can be found under “Board of Directors” above.

Sandra Gurrola was appointed as our senior vice president of finance in September 2019 and served as vice president of finance from September 2014 until September 2019. From November 2009 through September 2014, Ms. Gurrola served in various leadership accounting roles including director of accounting, director of financial reporting and compliance, and controller. From July 2007 until April 2009, Ms. Gurrola served as senior manager of financial reporting for Metabasis Therapeutics, Inc., a biotechnology company, and served as a consultant to Metabasis from September 2009 to November 2009. Ms. Gurrola holds a B.A. in English from San Diego State University.

Family Relationships; Arrangements; Legal Proceedings

There are no family relationships among any of our directors and executive officers. There are no arrangements or understandings with another person under which our directors and officers was or is to be selected as a director or executive officer. Additionally, none of our directors or executive officers is involved in any legal proceeding that requires disclosure under Item 401(f) of Regulation S-K.

Committee Charters and Code of Ethics

Our board of directors has adopted charters for its audit and nominating & corporate governance/compensation (N&CG/C) committees, which, among other things, outline the respective duties of the committees. Our board of directors has also adopted a code of conduct and ethics that applies to all our employees, officers and directors. Our code of conduct and ethics, our corporate governance guidelines and the charter of our audit and N&CG/C committee is available at www.buzztime.com/investors/ under the “Corporate Governance” heading. We intend to disclose any amendment to, or a waiver from, a provision of our code of conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of the code of ethics definition enumerated in paragraph (b) of Item 406 of Regulation S-K by posting such information on that website. The information on our website is not incorporated by reference in this report.

Audit Committee and Audit Committee Financial Expert

The audit committee is currently comprised of three non-employee directors: Mr. Thomas, Mr. Simtob and Ms. Miller, each of whom our board of directors has determined is an independent director under the rules of the NYSE American and of the Securities Exchange Act of 1934. Our Board of Directors has determined that each member of the audit committee is able to read and understand fundamental financial statements including our balance sheet, income statement and statement of cash flows. Our board of directors has also determined that of the current members of the audit committee, only Mr. Thomas qualifies as an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K. As of April 23, 2020, we have not identified a candidate to replace Mr. Thomas on our board of directors or on the committees on which he serves following his resignation on April 30, 2020.

Changes in Stockholder Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors since such procedures were last described in our proxy statement filed with the SEC on April 26, 2019.

ITEM 11. Executive Compensation

Compensation Processes and Procedures

The N&CG/C Committee is responsible for determining the amount and form of compensation paid to our executive officers, including our chief executive officer. Our chief executive officer presents compensation recommendations to the N&CG/C Committee with respect to the executive officers who report to him. The N&CG/C Committee may accept or adjust such recommendations. The N&CG/C Committee is solely responsible for determining the compensation of our executive officers. Our full board of directors participates in evaluating the performance of our executive officers, except that Mr. Wolff, our chief executive officer and a member of our board of directors, does not participate when our board of directors evaluates his performance and he is not present during voting or deliberations regarding his performance or compensation matters.

When determining executive officer compensation, and the various components that comprise it, the N&CG/C Committee evaluates and considers publicly available executive officer compensation survey data, to present a competitive compensation package to attract and retain top talent, including an appropriate level of salary, performance-based bonus, and/or equity incentives. Typically, the N&CG/C Committee evaluates between three and five different sources of compensation data to provide relevant market benchmark data for a given executive role. Additionally, the N&CG/C Committee is authorized to engage outside advisors and experts to assist and advise the N&CG/C Committee on matters relating to executive compensation. The N&CG/C Committee did not engage any outside advisors or experts to assist or advise the N&CG/C Committee on any matters relating to executive compensation during 2019 or the hiring of any executive officers.

The compensation we paid to our named executive officers in 2019 and the compensation decisions we made in early 2020, predated the global COVID-19 pandemic. These decisions did not take into account the potential impact of the pandemic on our business. The pandemic continues to rapidly evolve and we do not yet know the full extent of its potential effects on our business. The N&CG/C Committee is evaluating the situation and may exercise its discretion in amending or adjusting the compensation of our executive officers and employees in light of recent developments.

Our Named Executive Officers

Under applicable SEC rules and regulations, all individuals who served as our principal executive officer during 2019, our two most highly compensated executive officers (other than our principal executive officer) who were serving as executive officers at the end of 2019, and up to two additional individuals who would have been one of our top two most highly compensated executive officer had they been serving as an executive officer at the end of 2019 are referred to as our “named executive officers.” Our named executive officers for 2019 were:

Name	Title
Allen Wolff	Chief Executive Officer
Sandra Gurrola	Senior Vice President of Finance
Ram Krishnan*	Former Chief Executive Officer

* Mr. Krishnan resigned as our chief executive officer in September 2019. Under SEC rules, Mr. Krishnan is considered a named executive officer because he served as our principal executive officer during a portion of 2019.

2019 Named Executive Officers Compensation Overview

During 2019, our named executive officers received an annual base salary. As discussed below, there was no incentive compensation awarded to our named executive officers for 2019. None of our named executive officers receive or are eligible for any perquisites or benefits, other than benefits that are available to our other full-time employees. The employment of each of our named executive officers is at-will. During 2019, we had written employment agreements with Mr. Wolff, Ms. Gurrola and Mr. Krishnan. Each of the components of our 2019 executive compensation program is discussed below under the Summary Compensation Table.

Summary Compensation Table

The following table sets forth information concerning compensation during the years ended December 31, 2019 and 2018 awarded to, earned by or paid to our named executive officers.

2019 Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)		Option Awards	Non-EquityIncentive Plan Compensation	All Other Compensation	Total
Allen Wolff	2019	$265,000	$17,333	$37,200		$—	$—	$—	$319,533
Chief Executive Officer	2018	$265,000	$—	$90,600		$—	$—	$—	$355,600

Sandra Gurrola	2019	$179,356	$–	$26,040		$—	$—	$—	$205,396
Senior Vice President of Finance	2018	$175,000	$–	$18,120		$—	$—	$—	$193,120

Ram Krishnan	2019	$278,082	$–	$–	(2)	$—	$—	$—	$278,082
Former Chief Executive Officer	2018	$350,000	$–	$151,000		$—	$—	$—	$501,000

(1)	The amounts reported in this column represents the aggregate grant date fair value of stock awards granted during the applicable year. These amounts were calculated in accordance with FASB ASC Topic 718, Compensation – Stock Compensation, except that any estimate of forfeitures was disregarded. For a description of the assumptions used in computing the dollar amount recognized for financial statement reporting purposes, see Note 11, Shareholders’ Equity, in the Notes to the Consolidated Financial Statements contained in our Annual Report on Form 10-K filed with the SEC on March 19, 2019.

(2)	We granted to Mr. Krishnan 30,000 restricted stock units (“RSUs”) that would vest upon the effective date of a change in control if it occurred on or before March 17, 2020. That condition did not occur, and therefore all 30,000 RSUs were cancelled on March 17, 2020. The full value of this award on the date of grant was $194,400, assuming the condition to vesting would have been achieved.

Salaries. Each of our named executive officers receives a base salary. The base salary is the fixed cash compensation component of our executive compensation program and it recognizes individual performance, time in role, scope of responsibility, leadership skills and experience. The base salary compensates an executive for performing his or her job responsibilities on a day-to-day basis. Generally, base salaries are reviewed annually company-wide and adjusted (upward or downward) when appropriate based upon individual performance, expanded duties, changes in the competitive marketplace and, with respect to upward adjustments, if we are, financially and otherwise, able to pay it. We try to offer competitive base salaries to help attract and retain executive talent.

Non-Equity Incentive Plan Compensation For 2019, the N&CG/C Committee approved the NTN Buzztime, Inc. Executive Incentive Plan for Eligible Employees of NTN Buzztime, Inc. Fiscal Year 2019 (the “2019 Incentive Plan”). The 2019 Incentive Plan permits the payout of any incentive compensation earned under the plan to be paid, at the discretion and in the sole determination of the N&CG/C Committee, either in (i) cash, (ii) shares of our common stock issued under the NTN Buzztime, Inc. Amended 2010 Performance Incentive Plan or any successor long-term incentive plan, or (iii) any combination of (i) and (ii). If incentive compensation is paid in shares, the number of shares issued is determined by dividing the amount earned by the closing price of our common stock on the date on which the N&CG/C Committee approves the amount of incentive compensation earned. Payments under the 2019 Incentive Plan, if any, are contingent on the applicable participant’s continued employment with us on the payout date.

Participants in the 2019 Incentive Plan earn incentive compensation based on the level of achievement of the following performance measures:

● targeted earnings before interest, tax, depreciation and amortization (EBITDA), as approved by the N&CG/C Committee (weighted up to 10%);

● targeted revenue, as approved by the N&CG/C Committee (weighted up to 15%); and

● the extent to which certain strategic milestones are achieved, as evaluated and approved by the N&CG/C Committee (weighted up to 75%).

Each 2019 Incentive Plan participant had a target payout amount, based on a percentage of his or her annual base salary (excluding benefits) as of December 31, 2019, that was assigned according to such participant’s position and job level. The target payout amounts for the named executive officers for 2019, assuming all performance measures were achieved at a rate of 100%, were:

Name	Target Percentage of Base Salary	Target Payment Amount
Allen Wolff	50%	$132,500
Sandra Gurrola	10%	$17,500
Ram Krishnan	75%	$262,500

The N&CG/C Committee determines the extent to which the performance measures are achieved. In [MONTH 2020], after careful review, the N&CG/C Committee determined that the EBITDA performance target was achieved and that neither of the other two performance measures were achieved. Although the EBITDA performance target was achieved and a performance-based bonus was earned, in order to conserve cash, our executive officers and the N&CG/C Committee mutually agreed to waive payment of the bonus earned in 2019.

In connection with Mr. Wolff’s appointment as interim chief executive officer in September 2019, Mr. Wolff was eligible to participate in the 2019 Interim CEO Performance Incentive Plan (the “2019 Interim CEO PIP”). The 2019 Interim CEO PIP is a performance incentive plan under which, for the achievement of performance goals described therein, we would grant to Mr. Wolff such number of shares of our common stock equal to $20,000 divided by the closing price per share of our common stock on the date of grant. Upon grant, such shares would be fully vested. The performance goals were related to: (1) the retainment of certain key employees determined by the N&CG/C Committee through at least March 17, 2020; (2) having a target amount of unrestricted cash, as determined and approved by the N&CG/C Committee, as of March 17, 2020; and (3) meeting target sales for our Buzztime Basic product offering, as determined and approved by the N&CG/C Committee, by March 31, 2020. In March 2020, the N&CG/C Committee determined that the performance goal related to the retainment of key employees was achieved, and we issued 9,506 shares to Mr. Wolff, representing $20,000 worth of shares of our common stock, net of withholding taxes.

Employment Agreements

During 2019, we had written employment agreements with Mr. Wolff, Ms. Gurrola and Mr. Krishnan.

Mr. Wolff and Ms. Gurrola

As previously reported, in March 2020, we entered into an amendment to Mr. Wolff’s employee agreement dated March 19, 2018, which was subsequently amended in September 2019 and January 2020. In January 2020, we also entered into an amendment to Ms. Gurrola’s employment agreement dated September 17, 2010. The following is a summary of the material terms of Mr. Wolff’s and Ms. Gurrola’s employment agreements, as amended.

Base Salary. Mr. Wolff’s base salary is $325,000 and will increase to $350,000 effective July 1 2021. However, in an effort to help preserve cash, up to 20% of Mr. Wolff’s base salary may be paid in shares of our common stock. Additionally, Mr. Wolff agreed to defer payment of approximately 45% of all of his annual base salary payments between May 1, 2020 and October 31, 2020 until the earlier of October 31, 2020 or such time as our board of directors determines in good faith that we are in the financial position to pay his accumulated deferred salary. Ms. Gurrola’s base salary is $190,000.

Incentive Bonus. Mr. Wolff’s incentive performance-based bonus for 2020 will be 43% of his base salary, or $150,000. In 2019, the amount of such bonus was 50% of his base salary. Ms. Gurrola’s incentive performance-based bonus for 2020 will be 20% of her base salary, or $38,000. The performance-based bonuses, if earned, will be payable as follows: 16.66% will be payable if the applicable performance targets for each of our 1st, 2nd and 3rd fiscal quarters are achieved, and 50% will be payable if the applicable performance targets for the applicable fiscal year are achieved. The performance targets will be established by our board of directors (or its N&CG/C Committee), the level of achievement will be determined and approved by our board of directors (or its N&CG/C Committee), and we anticipate that the performance targets will continue to fall into three categories, the achievement of which will be determined following each quarter or year, as applicable: strategic, financial and operational. All incentive-based compensation payable to Mr. Wolff and Ms. Gurrola will be subject to any clawback policy that we may establish.

Mr. Wolff was also entitled to receive a $30,000 cash bonus if he were to remain employed with us for at least 180 days from September 17, 2019, the date on which he was appointed as interim chief executive officer. To preserve cash, we agreed to issue to him such number of shares of our common stock equal to a pro rata amount of the $30,000 bonus (determined by multiplying $30,000 by a fraction, the numerator of which is the number of days lapsed between September 17, 2019 and January 14, 2020, the effective date of the amendment to his employment agreement appointing him as chief executive officer, and the denominator of which is 180) divided by the closing price of our common stock on January 14, 2020. As a result, we issued 5,102 shares of our common stock to Mr. Wolff in respect of this bonus, the value of which was net of withholding taxes on the amount of bonus earned. The value of the portion of these shares issued in respect of the September 17, 2019 to December 31, 2019 period are included in the “Stock Awards” column in the 2019 Summary Compensation Table.

Equity Grants. Under the terms of their employment agreements, in January 2020, Mr. Wolff and Ms. Gurrola were each granted a stock unit award of 75,000 and 25,000 shares of our common stock, respectively. The awards were made under, and are subject to, our 2019 Performance Incentive Plan, and vest quarterly beginning on the 3-month anniversary of the grant date, in each case, subject to the executive’s continued service to us as of the applicable vesting date.

Mr. Krishnan

In September 2019, we entered into a limited term employment and separation agreement and general release of all claims (the “Krishnan Agreement”) with Mr. Krishnan. The Krishnan agreement replaced the previous employment agreement, as amended, that we entered into with Mr. Krishnan. Under the Krishnan Agreement, through October 17, 2019, Mr. Krishnan served as our director of special projects and worked with Mr. Wolff and members of our board as-needed. His base salary remained at the annualized rate of $350,000, and paid in accordance with our regular payroll practices over the limited term period of employment. If we terminated Mr. Krishnan’s employment without cause before October 17, 2019, then Mr. Krishnan would have received the base salary he would have received through October 17, 2019. On the effective date of the Krishnan Agreement and in consideration for a release of claims, 5,000 of Mr. Krishnan’s outstanding RSUs vested, and we granted to Mr. Krishnan 30,000 RSUs, which would generally have vested upon the effective date of a change in control if it occurred on or before March 17, 2020. That condition did not occur, and therefore all 30,000 RSUs were cancelled on March 17, 2020.

Termination of Employment and Change-in-Control Arrangements

Each of the employment agreements of Mr. Wolff and Ms. Gurrola provides for certain benefits upon termination of employment under specified circumstances. If the executive’s employment is terminated by us or by the executive, we will pay him or her any accrued and unpaid base salary and reimburse him or her for expenses incurred through the date of termination of employment. We refer to the foregoing as the “accrued obligations.” In addition to the accrued obligations, if the executive’s employment with us is terminated by us without cause or by the executive for good reason, subject to the executive delivering to us a general release of claims in our favor, we will pay Mr. Wolff as severance an amount equal to one month of his base salary for every full year of full-time employment, subject to a minimum of six months and a maximum of nine months, payable in substantially equal installments on a bi-weekly basis over the applicable severance period. Mr. Wolff has been employed with us for over five years. Similarly, the amount of severance to which Ms. Gurrola will be entitled if we terminate her employment without cause or if she resigns for good reason will be equal to nine months of her base salary, payable in one lump sum. She has been employed with us for over 10 years. Provided that each executive timely elects continued insurance coverage pursuant to COBRA, we will reimburse him or her for a period of months equal to the number of months paid in severance.

In the event of a change in control and if the executive is employed by us through the effective date of the change in control, then 100% of the then unvested portion of the stock units and stock options we granted to each of Mr. Wolff and Ms. Gurrola then outstanding will vest and, as applicable, become exercisable as of immediately before such effective date.

Other than as described above and the agreements that govern their equity awards, we do not have any contract, agreement, plan or arrangement, whether written or unwritten, that provides for payment to a named executive officer at, following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control or a change in the named executive officer’s responsibilities following a change in control.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning equity awards held by the named executive officers that were outstanding as of December 31, 2019:

2019 Outstanding Equity Awards at Fiscal Year-End
			Option Awards				Stock Awards
Name	Date of Grant		Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)
Allen Wolff	03/19/19	(1)	–	–	$–	–	7,500	$16,500
	03/19/18	(1)	–	$–		6,250		$13,750
	03/23/15	(2)	10,000	–	$27.50	03/22/25	–	–
	12/29/14	(2)	5,000	–	$22.50	12/28/24	–	–

Sandra Gurrola	03/19/19	(1)	–	–	$–	–	5,250	$11,550
	03/19/18	(1)	–	–	$–	–	1,250	$2,750
	05/25/16	(2)	445	55	$8.50	05/24/26	–	–
	03/23/15	(2)	4,000	–	$27.50	03/22/25	–	–
	09/08/14	(2)	1,000	–	$22.50	09/07/24	–	–
	04/08/13	(2)	200	–	$12.00	04/07/23	–	–

Ram Krishnan (4)	09/25/19	(1)	–	–	$–	–	30,000	$66,000
	01/20/16	(2)	13,748	–	$6.50	01/15/20	–	–
	04/15/15	(3)	15,000	–	$20.50	01/15/20	–	–
	09/15/14	(2)	70,000	–	$20.00	01/15/20	–	–

(1)	The restricted stock units vest at a rate of 16.67% of the shares subject to the award on the six-month anniversary of the grant date and the remaining units vest in 30 substantially equal monthly installments thereafter.

(2)	The option vests and becomes exercisable at the rate of 25% of the shares underlying the option on the first anniversary of the option grant date, and the remaining shares underlying the option vest in 36 substantially equal monthly installments thereafter.

(3)	The option vested as to 25% of the total number of shares subject to the option on January 1, 2016 and the remaining 75% vests in 36 substantially equal monthly installments thereafter.

(4)	All of Mr. Krishnan’s equity awards that were outstanding as of December 31, 2019 subsequently expired unexercised and unvested.

We account for stock-based payments including equity awards under our equity incentive plans in accordance with the requirements of FASB ASC No. 718, Compensation – Stock Compensation. For a discussion regarding the effect of a change in control on certain equity awards held by Messrs. Krishnan and Wolff and Ms. Gurrola, see “Termination of Employment and Change-in-Control Arrangements,” above.

Director Compensation

We compensate our non-employee directors for their service in such capacity with annual retainers and equity compensation as described below. Directors who are also our employees do not receive any additional compensation for their services as directors. We do not pay fees to any of our directors for meeting attendance. The N&CG/C Committee reviews our non-employee director compensation practices and policies at least annually and makes a recommendation to our board of directors as to the amount, form and terms of non-employee director compensation. Our board of directors, taking the N&CG/C Committee’s recommendation into consideration, sets the amount, form and terms of non-employee director compensation.

Annual Retainers

We pay our non-employee directors a $25,000 annual retainer for their services as directors. We pay the chairman of our board of directors, assuming she or he is a non-employee director, an additional $20,000 annual retainer for services in such capacity. We pay our non-employee directors an additional annual retainer for their service on board committees as set forth in the table below.

	Chairperson	Member
Audit Committee	$10,000	$5,000
N&CG/C Committee	$10,000	$5,000

The annual retainers are paid quarterly in arrears and are paid no later than 30 days following the end of the applicable quarter. Each non-employee director may elect that the retainer payment he or she is eligible to receive, or a portion of such retainer, be paid in the form of a restricted stock award under our equity incentive plan rather than cash. Such an election must be made during an open trading window under our insider trading policy and no later than the 15th day of the last month of the quarter for which the retainer is to be paid. An election applies only to the quarter for which it is made. Once an election is made with respect to a quarter, it may not be withdrawn or substituted unless our board of directors determines, in its sole discretion, that the withdrawal or substitution is occasioned by an extraordinary or unanticipated event. Restricted stock awards will be made on the same date as a cash retainer payment would otherwise be paid, will vest in full on the date of grant, and the amount of shares subject to such award will equal the amount of the applicable cash retainer payment divided by the closing price of our common stock on the last day of the applicable quarter.

Equity Compensation

We grant stock options to our non-employee directors upon the commencement of their service as a director and upon their re-election to our board of directors. The stock options are granted under our stockholder-approved equity incentive plan.

In connection with the commencement of a new non-employee director’s term of service, we grant to such new director a stock option to purchase 600 shares of our common stock. These stock options have an exercise price equal to the closing price of our common stock on the date of grant, and are fully vested and exercisable on the date of grant as to 50% of the shares and the remaining 50% of the shares vest and become exercisable, subject to the director’s continued service on our board of directors, in 12 equal monthly installments beginning in the month immediately following the date of grant.

Each non-employee director who is re-elected for an additional term of service on our board of directors is automatically granted a stock option to purchase 400 shares of our common stock on the date of our annual stockholder meeting. These stock options have an exercise price equal to the closing price of our common stock on the date of grant and vest and become exercisable, subject to the director’s continued service on our board of directors, in 12 equal monthly installments thereafter.

The stock options described above expire on the earlier of 10 years from the date of grant or 90 days from the date the director ceases to serve on our board of directors. In the event of a change in control, as defined in the Amended 2010 Performance Incentive Plan, the N&CG/C Committee may in its discretion determine that these stock options vest and become fully exercisable as of immediately before such change in control.

2019 Director Compensation

The following table sets forth the compensation of each director, who is not a named executive officer, for service during 2019. This table excludes Mr. Wolff, who is a named executive officer and does not receive any compensation from us for his service as a director. See the section below entitled “Executive Officer Compensation” for information about Mr. Wolff’s compensation.

2019 Director Compensation
Name	Fees Earned or Paid in Cash (1)	Option Awards (3)	All Other Compensation	Total
Gregory Thomas	$43,468	$1,200	$–	$44,668
Richard Simtob	$30,972	$1,200	$–	$32,172
Susan Miller	$10,647	$1,094	$–	$11,741
Michael Gottlieb	$2,431	$1,075	$–	$3,506
Jeff Berg (2)	$41,949	$–	$–	$41,949
Steve Mitgang (2)	$31,597	$1,200	$–	$32,797
Paul Yanover (2)	$19,839	$1,200	$–	$21,039

(1)	Other than for Mr. Simtob, the amounts reported in this column represent the sum of the cash retainer payment. For Mr. Simtob, the amount reported in this column represent the sum of the cash retainer payment and the value of restricted stock awards issued in lieu of a portion of the cash retainer payment, as set forth in the table below.

Name	Cash Payment	Value of Restricted Stock Awards	Number of Shares Subject to Restricted Stock Awards
Richard Simtob	$22,500	$8,472	3,851

(2)	Mr. Berg and Mr. Mitgang each resigned from our board of directors in November 2019, and Mr. Yanover resigned in August 2019.

(3)	The amounts reported in this column represent the aggregate grant date fair value of stock options granted during 2019. These amounts were calculated in accordance with FASB ASC Topic 718, Compensation – Stock Compensation, except that any estimate of forfeitures was disregarded. For a description of the assumptions used in computing the dollar amount recognized for financial statement reporting purposes, see Note 11, Shareholders’ Equity, in the Notes to the Consolidated Financial Statements contained in our Annual Report on Form 10-K filed with the SEC on March 19, 2020. As of December 31, 2019, our non-employee directors had options outstanding to purchase the following number of shares of our common stock:

Name	# of Shares Subject to Outstanding Options
Gregory Thomas	1,400
Richard Simtob	1,400
Susan Miller	600
Michael Gottlieb	600
Steve Mitgang	3,967

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number and percentage ownership of common stock as of March 31, 2020 by:

●	all persons known to us to be the beneficial owner of more than 5% of our common stock;

●	each of our directors and nominees for director;

●	each of our named executive officers; and

●	all of our executive officers and directors as a group.

Except as otherwise indicated in the footnotes to the table below: (i) each of the persons named has sole voting and investment power with respect to the shares of common stock shown, subject to applicable community property and similar laws; and (ii) the address for each director and named executive officer is c/o NTN Buzztime, Inc., 1800 Aston Avenue, Suite 100, Carlsbad, California 92008.

Name	Number of Shares Beneficially Owned (1)	Percent of Common Stock (1)
Directors and Named Executive Officers:
Allen Wolff (2)	169,348	5.6%
Ram Krishnan**	69,446	2.4%
Richard Simtob (3)	57,461	2.0%
Sandra Gurrola (4)	39,795	1.3%
Michael Gottlieb (5)	19,436	*
Gregory Thomas (6)	3,704	*
Susan Miller (7)	525	*
All of our executive officers and directors as a group (6 persons) (8)	290,269	9.8%

5% Stockholders:
Jeffrey A. Berg/Matador Capital Partners, L.P. (9)	433,446	14.8%
Robert S. Ellin (10)	356,665	12.2%
North Star Investment Management Corp. (11)	314,127	10.7%
Bard Associates, Inc. (12)	271,850	9.3%
Pincus Reisz (13)	231,241	7.9%
Sean Gordon (14)	209,600	7.2%
Allen Wolff (2)	169,348	5.8%

*	Less than 1%
**	Under SEC rules, although Mr. Krishnan resigned as our chief executive officer in September 2019, Mr. Krishnan is considered a named executive officer because he served as our principal executive officer during a portion of 2019.

(1)	Included as outstanding for purposes of this calculation are 2,926,363 shares of common stock outstanding as of March 31, 2020 plus, in the case of each particular person, the shares of common stock subject to options, warrants, or other instruments exercisable for or convertible into shares of common stock within 60 days after March 31, 2020 held by that person, which instruments are specified by footnote. Shares subject to outstanding options, warrants, or other instruments other than as described in the preceding sentence are not deemed to be outstanding for purposes of this calculation.
(2)	Includes 15,000 shares subject to options and 86,667 shares subject to restricted stock units held by Mr. Wolff.
(3)	Includes 1,367 shares subject to options held by Mr. Simtob.
(4)	Includes 6,100 shares subject to options and 30,667 shares subject to restricted stock units held by Ms. Gurrola.
(5)	Includes 450 shares subject to options held by Mr. Gottlieb.
(6)	Includes 1,367 shares subject to options held by Mr. Thomas.
(7)	Consists of 525 shares subject to options held by Ms. Miller.

(8)	Includes 24,809 shares subject to options held by our directors and executive officers. This group does not include Mr. Krishnan, a named executive officer, but whose employment terminated in October 2019 and therefore was not an executive officer as of March 31, 2020.
(9)	Based upon a Schedule 13D/A filed with the SEC on July 2, 2018 and Mr. Berg’s Form 4 filings, the following person and entities beneficially owned the number of shares set forth below:

Entity or Person	Shares Beneficially Owned	Sole Voting Power	Shared Voting Power	Sole Dispositive Power	Shared Dispositive Power
BFK Investments LLC (“BFK”)	421,100	–	421,100	–	421,100
Jeffrey A. Berg	433,446	12,346	421,100	12,346	421,100
Matador Capital Partners, L.P. (“Matador”)	421,100	–	421,100	–	421,100

Mr. Berg is the managing member of BFK. BFK is the general partner of Matador. Each of BFK and Mr. Berg disclaims beneficial ownership in shares of common stock beneficially owned by the other party or by Matador except to the extent of its or his pecuniary interest therein. The address for each of BFK, Mr. Berg and Matador is 603 N. Indian River Dr., Ste. 300, Ft. Pierce, FL 34950.

(10)	Based upon a Schedule 13D filed with the SEC on June 5, 2019 and Mr. Ellin’s Form 4 filings, the following person and entities beneficially own or may be deemed to beneficially own the number of shares set forth below and such persons and entities have the voting and dispositive power indicated:

Entity or Person	Shares Beneficially Owned	Sole Voting Power	Shared Voting Power	Sole Dispositive Power	Shared Dispositive Power
Robert S. Ellin	356,665	356,665	–	356,665	–
Trinad Capital Master Fund, Ltd (“Trinad Capital”) and JJAT Corp. (“JJAT”)	199,494	–	199,494	–	199,494
Trinad Capital Management, LLC (“Trinad Management”)	199,494	–	199,494	–	199,494

Mr. Ellin is a shareholder and portfolio manager of Trinad Capital, managing member of Trinad Management, and a shareholder of JJAT. Trinad Management is the managing director of Trinad Capital. Each of Mr. Ellin, Trinad Capital, Trinad Management, and JJAT disclaim beneficial ownership of the reported securities except for the (i) personal and direct beneficial ownership of Mr. Ellin of 157,171 shares, (ii) direct beneficial ownership of Trinad Capital and JJAT of 199,494 shares, (iii) indirect interest of Trinad Management by virtue of being the managing director of Trinad Capital, (iv) indirect interest of Mr. Ellin by virtue of being the managing member of Trinad Management, (v) indirect interest of Mr. Ellin by virtue of being a shareholder of JJAT, (vi) indirect interest of Mr. Ellin by virtue of being a shareholder and portfolio manager of Trinad Capital, and (vii) Mr. Ellin’s and/or Trinad Management’s pecuniary interest in the securities reported herein as directly beneficially owned by Trinad Capital or JJAT. The address for each of Mr. Ellin, Trinad Capital and Trinad Management is 9200 Sunset Boulevard, Suite 1201, West Hollywood, CA 90069.

(11)	The number of shares is the number stated as beneficially owned as of December 31, 2019 in a Schedule 13D/A filed with the SEC on January 8, 2020. In that filing, North Star Investment Management Corp. states that it has sole power to vote and to dispose of 143,350 shares of our common stock and shared power to dispose of 170,777 shares of our common stock, and lists its address as 20 N. Wacker Drive, Suite 1416, Chicago, IL 60606.

(12)	The number of shares is the number stated as beneficially owned as of December 31, 2019 in a Schedule 13G/A filed with the SEC on February 11, 2020. In that filing, Bard Associates, Inc. states that it has sole power to vote 20,000 shares of our common stock and sole power to dispose of 271,850 shares of our common stock, and lists its address as 135 South LaSalle Street, Suite 3700, Chicago, IL 60603.

(13)	The number of shares is the number stated as beneficially owned in a Schedule 13G filed with the SEC on March 7, 2019. In that filing, it states that PR Diamonds Inc. and Mr. Pincus Reisz are joint filers and have shared voting and dispositive power of these shares, and lists their address as 580 5th Avenue, Room 1203, New York, NY 10036.

(14)	The number of shares is the number stated as beneficially owned in a Schedule 13G filed with the SEC on March 18, 2020. In that filing, it states that Mr. Gordon has sole voting power and sole dispositive power of these shares, and lists its address as 30 East 9th Street, Apt. 1F, New York, NY 10003.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2019 regarding our compensation plans authorizing us to issue equity securities and the number of securities.

Plan Category	(a)Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b)Weighted-average exercise price of outstanding options, warrants and rights	(c)Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column (a)
Equity compensation plans approved by security holders	113,000	(1)	$15.52	208,000
Equity compensation plans not approved by security holders	85,000	(2)	$20.09	—
	198,000			208,000

(1)	Includes (a) 81,000 shares issuable upon exercise of options granted pursuant to the NTN Buzztime, Inc. 2010 Performance Incentive Plan, as amended, and (b) 32,000 shares issuable upon vesting of RSUs granted pursuant to the NTN Buzztime, Inc. 2019 Performance Incentive Plan. Both of those plans are broad-based incentive plans, which allows for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights, and cash awards to employees, consultants and non-employee directors.

(2)	Includes 85,000 shares issuable upon exercise of options granted pursuant to the NTN Buzztime, Inc. 2014 Inducement Plan, all of which have since expired unexercised. This plan allows for the issuance of non-qualified stock options to any prospective employee who has not previously been an employee or director of the company or who has not been employed by the company for a bonafide period of time.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Since January 1, 2018, there has not been nor are there currently proposed any transactions or series of similar transactions to which we were or are to be a party in which the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years (which was $144,945) and in which any director, executive officer, holder of more than 5% of our common stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Company Policy Regarding Related Party Transactions

Pursuant to its charter, our audit committee has the responsibility to review, approve and oversee any transaction between the Company and a related person (as defined in Item 404 of Regulation S-K) and to develop policies and procedures for the committee’s approval of such transactions.

Indemnity Agreements

We have entered into indemnity agreements with each of our directors and executive officers. The indemnity agreements provide that we will indemnify these individuals under certain circumstances against certain liabilities and expenses they may incur in their capacities as our directors or officers. We believe that the use of such indemnity agreements is customary and that the terms of the indemnity agreements are reasonable and fair to us, and are in our best interests to attract and retain experienced directors and officers.

Director Independence

Our board of directors has determined that, other than Allen Wolff, who is not considered independent because he is one of our executive officers, all of our current directors (Gregory Thomas, Richard Simtob, Susan Miller and Michael Gottlieb) are “independent directors” under NYSE American rules. In addition, our board of directors had determined that, other than Ram Krishnan, who is not considered independent because he was one of our executive officers, each of the other individuals who served as a director during any part of 2019 (Jeff Berg, Steve Mitgang and Paul Yanover) were “independent directors” under NYSE American rules.

ITEM 14. Principal Accounting Fees and Services

The following table presents the aggregate fees billed for each of the last two fiscal years for professional services rendered by Squar Milner LLP for the audit of our annual financial statements, review of our quarterly financial statements and for other services:

	2019	2018
Audit Fees	$180,000	$166,000
Audit-Related Fees (1)	5,000	19,000
Tax Fees	–	–
All Other Fees	–	–
	$185,000	$185,000

(1) Audit-related fees for the years ended December 31, 2019 and 2018 include professional services related to our registration statements on Form S-8 and Form S-3, respectively.

Audit Committee Pre-Approval Policies and Procedures

The audit committee has adopted a policy whereby all engagements of our independent auditor must be pre-approved by the audit committee. The audit committee has delegated to its chairman the authority to evaluate and approve engagements on behalf of the committee in the event that a need arises for pre-approval between committee meetings. If the chairman approves any such engagements, the chairman reports that approval to the full committee at the next committee meeting.

All audit and permitted non-audit and tax services must be pre-approved by the audit committee except for certain services other than audit, review or attest services that meet the “de minimis exception” under 17 CFR Section 210.2-01, namely:

●	the aggregate amount of fees paid for all such services is not more than 5% of the total fees paid by the Company to its auditor during the fiscal year in which the services are provided;

●	such services were not recognized by the Company at the time of the engagement to be non-audit services; and

●	such services are promptly brought to the attention of the audit committee and approved prior to the completion of the audit.

During fiscal years 2019 and 2018, there were no such services that were performed pursuant to the “de minimis exception.”

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as a part of this report:

(1) Consolidated Financial Statements. The consolidated financial statements of the Company and its consolidated subsidiaries are set forth in the “Index to Consolidated Financial Statements” on page F-1.

(2) Financial Statement Schedules. None

(3) Exhibits. The exhibits listed in the exhibit index of the Annual Report and the exhibits listed in the exhibit index of this Amendment are filed with, or incorporated by reference in, this Amendment. The following additional exhibits are filed with this Amendment.

Exhibit	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 27, 2020

NTN BUZZTIME, INC.

By:	/s/ Sandra Gurrola
Sandra Gurrola Senior Vice President of Finance (As Principal Financial Officer and Principal Accounting Officer)

