Form 10-Q
period 2020-03-31
NTN BUZZTIME INC
filed 2020-05-20
CIK 748592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 18, 2020, the registrant had outstanding 2,936,769 shares of common stock, $0.005 par value per share.

NTN BUZZTIME, INC. AND SUBSIDIARIES

FORM 10-Q

Disclosure Required Under the SEC’s Order dated March 25, 2020

The Securities and Exchange Commission, or the SEC, issued an Order under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies, dated March 25, 2020 (Release No. 34-88465), or the Order, which provides conditional relief to registrants subject to the reporting requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 that are unable to meet a filing deadline due to circumstances related to COVID-19.

On April 21, 2020, NTN Buzztime, Inc. (“we,” “us,” or “our”) filed a Current Report on Form 8-K (the “April 21 8-K”) with the SEC disclosing its intention to rely on the Order with respect to this Quarterly Report on Form 10-Q. As stated in that Form 8-K, we experienced, and continue to experience, significant disruptions to our business and operations due to circumstances related to COVID-19, and we were unable to file this report on a timely basis. Among other factors that contributed to us requiring additional time to prepare and finalize this report, we reduced the number of our employees significantly, including a portion of our finance staff, all of our personnel have been and continue to be working remotely, and we rely on third parties to perform analyses and other services related to the preparation of our financial statements, and those third parties also experienced, and continue to experience, disruptions to their operations due to circumstances related to COVID-19.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amount)

	March 31, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$2,221	$3,209
Restricted cash	50	50
Accounts receivable, net of allowances of $838 and $354, respectively	383	1,195
Site equipment to be installed	856	1,090
Prepaid expenses and other current assets	755	526
Total current assets	4,265	6,070
Restricted cash, long-term	150	150
Operating lease right-of-use assets	2,002	2,101
Fixed assets, net	2,489	2,822
Software development costs, net of accumulated amortization of $2,735 and $3,341, respectively	1,749	1,915
Deferred costs	239	274
Goodwill	-	696
Other assets	120	97
Total assets	$11,014	$14,125

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$787	$835
Accrued compensation	236	588
Accrued expenses	237	490
Sales taxes payable	19	131
Income taxes payable	8	3
Current portion of long-term debt, net	1,990	2,739
Current portion of obligations under operating leases	385	409
Current portion of obligations under financing leases	21	21
Current portion of deferred revenue	383	460
Other current liabilities	286	419
Total current liabilities	4,352	6,095
Long-term obligations under operating leases	2,782	2,891
Long-term obligations under financing leases	15	20
Long-term deferred revenue	1	2
Other liabilities	15	26
Total liabilities	7,165	9,034

Shareholders’ Equity
Series A 10% cumulative convertible preferred stock, $0.005 par value, $156 liquidation preference, 156 shares authorized, issued and outstanding at March 31, 2020 and December 31, 2019	1	1
Common stock, $0.005 par value, 15,000 shares authorized at March 31, 2020 and December 31, 2019; 2,926 and 2,901 shares issued at March 31, 2020 and December 31, 2019, respectively	15	14
Treasury stock, at cost, 10 shares at March 31, 2020 and December 31, 2019	(456)	(456)
Additional paid-in capital	136,800	136,721
Accumulated deficit	(132,675)	(131,457)
Accumulated other comprehensive income	164	268
Total shareholders’ equity	3,849	5,091

Total liabilities and shareholders’ equity	$11,014	$14,125

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2020	2019

Revenue from contracts with customers
Subscription revenue	$1,999	$3,833
Hardware revenue	16	205
Other revenue	379	794
Total revenue from contracts with customers	2,394	4,832
Operating expenses:
Direct operating costs (includes depreciation and amortization of $461 and $651, respectively)	950	1,484
Selling, general and administrative	3,080	3,468
Impairment of capitalized software	138	1
Impairment of goodwill	662	-
Depreciation and amortization (excluding depreciation and amortization included in direct operating costs)	85	96
Total operating expenses	4,915	5,049
Operating loss	(2,521)	(217)
Other income (expense), net	1,284	(85)
Loss before income taxes	(1,237)	(302)
Benefit (provision) for income taxes	19	(11)
Net loss	(1,218)	(313)

Net loss per common share - basic and diluted	$(0.42)	$(0.11)

Weighted average shares outstanding - basic and diluted	2,901	2,866

Comprehensive loss
Net loss	$(1,218)	$(313)
Foreign currency translation adjustment	(104)	33
Total comprehensive loss	$(1,322)	$(280)

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the three months ended March 31, 2020 and 2019 (unaudited)

(in thousands)

	Series A Cumulative Convertible Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Income	Total

Balances at January 1, 2020	156	$1	2,901	$14	$(456)	$136,721	$(131,457)	$268	$5,091
Foreign currency translation adjustment	-	-	-	-	-	-	-	(104)	(104)
Net loss	-	-	-	-	-	-	(1,218)	-	(1,218)
Issuance of common stock upon vesting of
restricted stock units, net of shares withheld for payroll taxes	-	-	3	-	-	(3)	-	-	(3)
Issuance of common stock in lieu of
cash compensation, net of shares withheld for payroll taxes	-	-	22	1	-	43	-	-	44
Non-cash stock based compensation	-	-	-	-	-	39	-	-	39
Balances at March 31, 2020	156	$1	2,926	$15	$(456)	$136,800	$(132,675)	$164	$3,849

	Series A Cumulative Convertible Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Income	Total

Balances at January 1, 2019	156	$1	2,875	$14	$(456)	$136,552	$(129,394)	$200	$6,917
Foreign currency translation adjustment	-	-	-	-	-	-	-	33	33
Net loss	-	-	-	-	-	-	(313)	-	(313)
Issuance of common stock upon vesting of
restricted stock units, net of shares withheld for payroll taxes	-	-	3	-	-	(5)	-	-	(5)
Non-cash stock based compensation	-	-	-	-	-	59	-	-	59
Balances at March 31, 2019	156	$1	2,878	$14	$(456)	$136,606	$(129,707)	$233	$6,691

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	For the three months ended March 31,
	2020	2019
Cash flows (used in) provided by operating activities:
Net loss	$(1,218)	$(313)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	546	747
Provision for doubtful accounts	189	30
Amortization of operating lease right-of-use-assets	73	72
Common stock issued for compensation in lieu of cash payment	61	-
Stock-based compensation	39	59
Gain of asset sale	(1,265)	-
Loss from the disposition of assets	188	9
Impairment of capitalized software	138	1
Impairment of goodwill	662	-
Amortization of debt issuance costs	3	3
Changes in assets and liabilities:
Accounts receivable	723	264
Site equipment to be installed	1	87
Operating lease liabilities	(106)	(28)
Prepaid expenses and other assets	(254)	58
Accounts payable and accrued liabilities	(765)	2
Income taxes payable	7	10
Deferred costs	34	(3)
Deferred revenue	(77)	(184)
Other liabilities	(144)	(34)
Net cash (used in) provided by operating activities	(1,165)	780
Cash flows used in investing activities:
Capital expenditures	(19)	(41)
Capitalized software development expenditures	(121)	(355)
Net cash used in investing activities	(140)	(396)
Cash flows provided by (used in) financing activities:
Proceeds from the sale of assets, net	1,166	-
Payments on long-term debt	(750)	(250)
Debt issuance costs on long-term debt	(3)	-
Principal payments on finance leases	(5)	(18)
Payroll tax remitted on net share settlement of equity awards	(20)	(5)
Net cash provided by (used in) financing activities	388	(273)
Effect of exchange rate on cash and cash equivalents	(71)	19
Net (decrease) increase in cash, cash equivalents and restricted cash	(988)	130
Cash, cash equivalents and restricted cash at beginning of period	3,409	2,786
Cash, cash equivalents and restricted cash at end of period	$2,421	$2,916

Supplemental disclosures of cash flow information:
Cash paid during the period for:

Interest	$37	$71

Income taxes	$-	$1
Supplemental disclosure of non-cash investing and financing activities:

Site equipment transferred to fixed assets	$66	$268

Initial measurement of operating lease right-of-use assets and liabilities	$-	$3,458

Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$2,221	$2,666
Restricted cash	50	50
Restricted cash, long-term	150	200
Total cash, cash equivalents and restricted cash at end of period	$2,421	$2,916

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

At March 31, 2020, 1,396 venues in the U.S. and Canada subscribed to the Company’s interactive entertainment network. See Note 2 for more information regarding the impact of COVID-19 on these venues and the Company’s subscription revenues.

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

These condensed consolidated financial statements should be read with the audited consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2019. The accompanying condensed balance sheet as of December 31, 2019 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2020, or any other period.

Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

(2)	COVID-19 UPDATE

The negative impact of the COVID-19 pandemic on the restaurant and bar industry was abrupt and substantial, and the Company’s business, cash flows from operations and liquidity suffered, and continues to suffer, materially as a result. In many jurisdictions, including those in which the Company has many customers and prospective customers, restaurants and bars have been ordered by the government to shut down or close all on-site dining since the latter half of March 2020. At its peak, approximately 70% of the Company’s customers requested that their subscriptions to the Company’s services be temporarily suspended. As governmental orders and restrictions impacting restaurants and bars are eased or lifted, the Company expects the temporary subscription suspensions to end, however, even in jurisdictions in which such orders and restrictions are eased or lifted, the Company’s customers could request to continue their subscription suspensions if, for example, such customers choose not to re-open despite being permitted to do so. The Company has experienced material decreases in subscription revenue, advertising revenue and cash flows from operations, which it expects to continue for at least as long as the restaurant and bar industry continues to be negatively impacted by the COVID-19 pandemic, and which may continue thereafter if restaurants and bars seek to reduce their operating costs or are unable to re-open even if restrictions within their states are eased or lifted. The Company cannot predict with certainty whether, when or the manner in which the impact of the pandemic will improve, including when restaurants will be permitted to offer on-site dining or when bars will be permitted to re-open or to what degree, when the Company’s customers will re-open, or if they will subscribe to the Company’s service if and when they do, or if and when there will be a resurgence in COVID-19 transmission or infection after the easing or lifting of stay-at-home orders, and if three is, the impact of such resurgence on the Company’s business. Similarly, the Company cannot predict with certainty the duration of the negative effects of the pandemic on its business and liquidity, however, unless in the very near term the Company’s subscription revenue, advertising revenue and cash flows from operations return to pre-pandemic levels and/or the Company raises substantial capital, the amount of time and the amount of cash the Company has to maintain operations and sustain the negative effects of the pandemic is very limited. See Item 2 “—Liquidity and Capital Resources,” and “Item 1A. Risk Factors” in Part II of this report for additional information regarding the impact of the pandemic on our business and outlook.

While the Company expects the effects of COVID-19 to negatively impact its future results of operations, cash flows and financial position, the current level of uncertainty over the economic and operational impacts of COVID-19 means the related financial impact cannot be reasonably estimated at this time. The Company’s consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. Such estimates and assumptions affect, among other things, the allowance for doubtful accounts, site equipment to be installed, fixed assets, capitalized software development, goodwill and right-of-use assets. Events and changes in circumstances arising after the issuance of the financial statements as of and for the three months ended March 31, 2020, including those resulting from the impacts of COVID-19, will be reflected in management’s estimates for future periods

(3)	going concern uncertainty

In connection with preparing its financial statements as of and for the three months ended March 31, 2020, the Company’s management evaluated whether there are conditions or events, considered in the aggregate, that are known and reasonably knowable that would raise substantial doubt about the Company’s ability to continue as a going concern through twelve months after the date that such financial statements are issued. During the three months ended March 31, 2020, the Company incurred a net loss of $1,218,000, and the Company’s current liabilities exceeded its current assets at March 31, 2020 by $87,000. As of March 31, 2020, the Company had $2,221,000 of unrestricted cash and total debt outstanding of $2,000,000, which was the outstanding principal balance of the Company’s term loan with Avidbank. Under the terms of the amendment to the Company’s loan and security agreement that the Company entered into with Avidbank on March 12, 2020, during 2020, the Company will be required to make monthly payments that, if made in accordance with their terms, will result in the Company paying off the term loan by December 31, 2020. See Note 9 for additional information on this term loan.

As discussed further in Note 16, subsequent to March 31, 2020, the Company received $1,625,100 loan (the “PPP Loan”) under the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration. The Company may use funds from the PPP Loan for payroll costs, costs used to continue group health care benefits, mortgage interest payments, rent payments, utility payments, and interest payments on other debt obligations incurred before February 15, 2020. The Company intends to use the entire PPP Loan for qualifying expenses. Under the terms of the PPP, certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. No assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part.

As a result of the impact of the COVID-19 pandemic on the Company’s business and taking into account its current financial condition and its existing sources of revenue, unless in the very near term the Company’s subscription revenue, advertising revenue and cash flows from operations returns to pre-pandemic levels and/or the Company raises substantial capital, the Company believes it will have sufficient cash resources to pay forecasted cash outlays through October 2020, assuming the Company delivers a significant hardware order as scheduled during the second quarter of 2020, Avidbank does not take actions to foreclose on the Company’s assets in the event the Company becomes out of compliance with its financial covenants, and the Company is able to continue to successfully manage its working capital deficit by managing the timing of payments to its vendors and other third parties.

Based on the factors described above, management concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern through the twelve month period subsequent to the issuance date of these financial statements. Management’s plans for addressing the liquidity shortfall include continuing efforts to raise additional capital through equity financings and alternative sources of debt. However, there can be no assurances that the Company will be able to raise sufficient capital when needed, on acceptable terms, or at all.

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

(4)	RESTRICTED CASH

At the commencement date of the Company’s lease for its corporate headquarters on December 1. 2018, the Company’s bank, Avidbank, issued a $250,000 letter of credit to the lessor as security, which amount will be reduced by $50,000 on December 1 of each year beginning on December 1, 2019, provided there has been no default under the lease. Avidbank required the Company to deposit $250,000 in a restricted cash account maintained with the bank, which amount will be reduced as the amount required under the letter of credit is reduced. The Company recorded the $250,000 deposit as restricted cash on its balance sheet, with $50,000 plus any earned interest being recorded in short-term restricted cash and the balance being recorded in long-term restricted cash. The amount deposited in the restricted cash account does not count toward the covenant in the Avidbank loan and security agreement (see Note 9) that requires the Company to have an aggregate amount of unrestricted cash in deposit accounts or securities accounts maintained with Avidbank of not less than $2,000,000 at all times.

(5)	asset sale

On January 13, 2020, the Company entered into an asset purchase agreement with Sporcle, Inc., a Delaware corporation (“Sporcle”), pursuant to which the Company agreed to sell to Sporcle all of its assets necessary for Sporcle to conduct the live-hosted knowledge-based trivia events known as Stump! Trivia and OpinioNation for $1,360,000 in gross proceeds. On the closing date of the transaction (January 31, 2020), the Company received $1,260,000. The remaining $100,000 is being held back until the one-year anniversary of the closing date, or January 31, 2021, to satisfy indemnification claims, if any, for which the Company is liable. The hold-back amount is recorded in accounts receivable in the consolidated balance sheet. The Company recorded a net gain of approximately $1,265,000 in January 2020.

(6)	Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) No. 606, Revenue from Contracts with Customers. ASC No. 606 provides a five-step analysis in determining when and how revenue is recognized:

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

The Company generates revenue by charging subscription fees to partners for access to its 24/7 trivia network, by selling and leasing tablet and hardware equipment for custom usage beyond trivia/entertainment, by selling digital-out-of-home (DOOH) advertising direct to advertisers and on national ad exchanges, by licensing its entertainment and trivia content to other entities, and by providing professional services such as custom game design or development of new platforms on its existing tablet form factor. Up until February 1, 2020, the Company also generated revenue from hosting live trivia events (see Note 5).

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

Revenue Streams

The Company disaggregates revenue by material revenue stream as follows:

	Three months ended March 31,
	2020		2019
	$	% of Total Revenue	$	% of Total Revenue	$ Change	% Change
Subscription revenue	1,999,000	83.5%	3,833,000	79.3%	(1,834,000)	(47.8)%
Hardware revenue	16,000	0.7%	205,000	4.2%	(189,000)	(92.2)%
Other revenue	379,000	15.8%	794,000	16.5%	(415,000)	(52.3)%
Total	2,394,000	100.0%	4,832,000	100.0%	(2,438,000)	(50.5)%

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

Live-hosted Trivia Revenue – The Company recognizes its live-hosted trivia revenue at a point in time, which is when the event takes place. Some customers host their own trivia events and the Company provides the game materials. In these cases, the Company recognizes the revenue at the point in time the Company sends the game materials to the customer. The Company recognizes related costs at the same point in time the revenue is recognized. Generally, there is no unbilled revenue or deferred revenue associated with live-hosted trivia events. The Company does not expect to recognize live-hosted trivia revenue after January 31, 2020. See Note 5 for more information on the live-hosted trivia product line.

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

Revenue Concentrations

The Company’s customers predominantly range from small independently operated bars and restaurants to bars and restaurants operated by national chains. This results in diverse venue sizes and locations. As of March 31, 2019, 2,632 venues in the U.S. and Canada subscribed to the Company’s interactive entertainment network, of which approximately 46% were Buffalo Wild Wings corporate-owned restaurants and its franchisees. As of March 31, 2020, the Company’s site count declined to 1,396 venues primarily due to the termination of its agreements with Buffalo Wild Wings corporate-owned restaurants and most of its franchisees in November 2019 in accordance with their terms.

The table below sets forth the approximate amount of revenue the Company generated from Buffalo Wild Wings corporate-owned restaurants and its franchisees during the three months ended March 31, 2020 and 2019, and the percentage of total revenue that such amount represents for such periods:

	Three months ended March 31,
	2020	2019
Buffalo Wild Wings revenue	$101,719	$1,936,000
Percent of total revenue	4%	40%

As of March 31, 2020 and December 31, 2019, approximately $178,000 and $158,000, respectively, was included in accounts receivable from Buffalo Wild Wings corporate-owned restaurants and its franchisees.

The geographic breakdown of the Company’s revenue for the three months ended March 31, 2020 and 2019 were as follows:

	Three months ended March 31,
	2020	2019
United States	$2,249,000	$4,661,000
Canada	145,000	171,000
Total revenue	$2,394,000	$4,832,000

Contract Assets and Liabilities

The Company enters into contracts and may recognize contract assets and liabilities that arise from these contracts. The Company recognizes revenue and corresponding cash for customers who auto pay via their bank account or credit card, or the Company recognizes a corresponding accounts receivable for customers the Company invoices. The Company may receive consideration from customers, per the terms of the contract, prior to transferring goods or services to the customer. In such instances, the Company records a contract liability and recognizes the contract liability as revenue when all revenue recognition criteria are met. The table below shows the balance of contract liabilities as of January 1, 2020 and March 31, 2020, including the change during the period.

Deferred Revenue
Balance at January 1, 2020	$460,000
New performance obligations	180,000
Revenue recognized	(256,000)
Balance at March 31, 2020	384,000
Less non-current portion	(1,000)
Current portion at March 31, 2020	$383,000

The Company capitalizes installation costs associated with installing equipment in a customer location and sales commissions as a deferred cost asset on the balance sheet. For installation costs that are of an amount that is less than or equal to the deferred installation revenue for the related contract, the amortization period approximates the longer of the contract term and the expected term of the customer relationship. For any excess installation costs that exceed the deferred revenue, the amortization period of the excess cost is the initial term of the contract, which is generally one to two years because the Company can still recover that excess cost in the initial term of the contract. The Company amortizes commission costs over the longer of the contract term and the expected term of the customer relationship. The table below shows the balance of the unamortized installation cost and sales commissions as of January 1, 2020 and March 31, 2020, including the change during the period.

	Installation Costs	Sales Commissions	Total Deferred Costs
Balance at January 1, 2020	$187,000	$87,000	$274,000
Incremental costs deferred	68,000	53,000	121,000
Deferred costs recognized	(92,000)	(64,000)	(156,000)
Balance at March 31, 2020	163,000	76,000	239,000

(7)	Basic and Diluted Earnings Per Common Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, without consideration of potential common shares. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding plus potential common shares. Stock options, restricted stock units, and other convertible securities are considered potential common shares and are included in the calculation of diluted net loss per share using the treasury method when their effect is dilutive. Options, restricted stock units and convertible preferred stock representing approximately 172,000 and 262,000 shares of common stock were excluded from the computations of diluted net loss per common share for the three months ended March 31, 2020 and 2019, respectively, as their effect was anti-dilutive.

(8)	SHAREHOLDERS’ EQUITY

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

The 2019 Plan provides for the issuance of up to 240,000 shares of Company common stock. Awards under the 2019 Plan may be granted to officers, directors, employees and consultants of the Company. Stock options granted under the 2019 Plan may either be incentive stock options or nonqualified stock options, have a term of up to ten years, and are exercisable at a price per share not less than the fair market value on the date of grant. As of March 31, 2020, there were stock options to purchase approximately 2,000 shares of common stock and 108,000 restricted stock units outstanding under the 2019 Plan.

As a result of stockholder approval of the 2019 Plan in June 2019, no future grants will be made under the 2010 Plan. All awards that are outstanding under the 2010 Plan will continue to be governed by the 2010 Plan until they are exercised or expire in accordance with the terms of the applicable award or the 2010 Plan. As of March 31, 2020, there were stock options to purchase approximately 32,000 shares of common stock and 18,000 restricted stock units outstanding under the 2010 Plan.

The 2014 Plan provides for the grant of up to 85,000 share-based awards to a new employee as an inducement material to the new employee entering into employment with the Company and expires in September 2024. As of March 31, 2020, there were no equity grants outstanding under the 2014 Plan.

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

The Company did not grant any stock options and no options were exercised during the three months ended March 31, 2020 or 2019.

The Company estimates forfeitures, based on historical activity, at the time of grant and revised if necessary in subsequent periods if actual forfeiture rates differ from those estimates. Stock-based compensation expense for employees during the three months ended March 31, 2020 and 2019 was $39,000 and $59,000, respectively, and is expensed in selling, general and administrative expenses and credited to the additional paid-in-capital account.

Outstanding restricted stock units (“RSUs”) are settled in an equal number of shares of common stock on the vesting date of the award. An RSU award is settled only to the extent vested. Vesting generally requires the continued employment or service by the award recipient through the respective vesting date. Because RSUs are settled in an equal number of shares of common stock without any offsetting payment by the recipient, the measurement of cost is based on the quoted market price of the stock at the measurement date, which is the grant date. For the three months ended March 31, 2020 and 2019, the Company granted the following awards:

Three months ended	RSUs Granted	Weighted averge grant date fair value per RSU	Vesting terms
March 31, 2020	153,000	$2.43	12.5% every three months from grant date over two years

March 31, 2019	47,000	$3.72	16.67% on six month anniversary of grant date, then equal monthly installments over following 30 months

The following table shows the number of RSUs that vested and were settled during the three months ended March 31, 2020 and 2019, as well as the number of shares of common stock issued upon settlement. In lieu of paying cash to satisfy withholding taxes due upon the settlement of vested RSUs, an employee may elect to have shares of common stock withheld that would otherwise be issued at settlement, the value of which is equal to the amount of withholding taxes payable.

	Three months ended March 31,
	2020	2019
Restricted stock units vested and settled	4,000	4,000
Common stock issued, net of shares withheld	3,000	3,000

(9)	DEBT

Term Loan

In September 2018, the Company entered into a loan and security agreement with Avidbank for a 48-month term loan in the amount of $4,000,000, under which the Company was obligated to make monthly principal payments of approximately $83,000 plus accrued and unpaid interest. In February 2020, the Company made a pre-payment on the term loan of approximately $150,000 following the sale of all of the Company’s assets used to conduct the live-hosted knowledge-based trivia events known as Stump! Trivia and OpinioNation in January 2020 (see Note 5). On March 12, 2020, the Company entered into an amendment to the loan and security agreement. In connection with entering into the amendment, the Company made a $433,000 payment on its term loan, which included the $83,333 monthly principal payment plus accrued interest for March 2020 and a $350,000 principal prepayment, thereby reducing the outstanding principal balance of its term loan to $2,000,000 as of March 31, 2020.

The Company incurred approximately $26,000 of debt issuance costs related to loan and security agreement and its amendment, of which approximately $3,000 was related to the amendment. The debt issuance costs are being amortized to interest expense using the effective interest rate method over the life of the loan. The unamortized balance of the debt issuance costs as of March 31, 2020 and December 31, 2019 was $10,000 and $11,000, respectively, and is recorded as a reduction of long-term debt.

Under the terms of the amendment, the Company’s financial covenants were changed, the maturity date of its term loan was changed from September 28, 2022 to December 31, 2020, and commencing on April 30, 2020, the Company must make principal plus accrued interest payments on the last day of each month, such that its term loan will be repaid by December 31, 2020. The principal payment the Company must make each month will be $125,000 for each of April, May and June, $300,000 for each of July, August, September, October and November, and $125,000 for December.

Under the terms of the original loan and security agreement, the Company’s adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) was required to be at least $1,000,000 for the trailing six-month period as of the last day of each fiscal quarter and the aggregate amount of unrestricted cash it had in deposit accounts or securities accounts maintained with Avidbank must be not less than $2,000,000 at all times.

Under the terms of the amendment, the minimum EBITDA covenant was replaced with a monthly minimum asset coverage ratio covenant, which the Company refers to as the ACR covenant, and the minimum liquidity covenant was amended to provide that the aggregate amount of unrestricted cash the Company has in deposit accounts or securities accounts maintained with Avidbank must be at all times not less than the principal balance outstanding under the term loan. Under the ACR covenant, the ratio of (i) the Company’s unrestricted cash at Avidbank as of the last day of a calendar month plus 75% of its outstanding accounts receivable accounts that are within 90 days of invoice date to (ii) the outstanding principal balance of the term loan on such day must be no less than 1.25 to 1.00. As of March 31, 2020, the Company was in compliance with both of those covenants.

(10)	LEASES

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

The tables below show the beginning balances of the operating lease right-of-use assets and liabilities as of January 1, 2019 and the ending balances as of March 31, 2020, including the changes during the periods.

Operating lease right-of-use assets
Operating lease right-of use assets at January 1, 2020	$2,101,000
Amortization of operating lease right-of-use assets	(73,000)
Write-off of right-of-use asset related to asset sale (Note 5)	(26,000)
Operating lease right-of-use assets at March 31, 2020	$2,002,000

Operating lease liabilities
Operating lease liabilities at January 1, 2020	$3,300,000
Principal payments on operating lease liabilities	(106,000)
Write-off of lease liability related to asset sale (Note 5)	(27,000)
Operating lease liabilities at March 31, 2020	3,167,000
Less non-current portion	(2,782,000)
Current portion at March 31, 2020	$385,000

As of March 31, 2020, the Company’s operating leases have a weighted-average remaining lease term of 6.0 years and a weighted-average discount rate of 7.25%. The maturities of the operating lease liabilities are as follows:

As of
March 31, 2020
2020	$450,000
2021	613,000
2022	634,000
2023	655,000
2024	670,000
Thereafter	931,000
Total operating lease payments	3,953,000
Less imputed interest	(786,000)
Present value of operating lease liabilities	$3,167,000

For the three months ended March 31, 2020 and 20198, total lease expense under operating leases was approximately $134,000 and $135,000, respectively, and was recorded in selling, general and administrative expenses.

The tables below show the beginning balances of the finance lease right-of-use assets and liabilities as of January 1, 2020 and the ending balances as of March 31, 2020, including the changes during the periods. The Company’s finance lease right-of-use assets are included in “Fixed assets, net” on the accompanying consolidated balance sheet.

Finance lease right-of-use assets
Finance lease right-of use assets at January 1, 2020	$41,000
Depreciation of finance lease right-of-use assets	(5,000)
Finance lease right-of-use assets at March 31, 2020	$36,000

Finace lease liabilities
Finance lease liabilities at January 1, 2020	$41,000
Principal payments on finance lease liabilities as of March 31, 2020	(5,000)
Finance lease liabilities at March 31, 2020	36,000
Less non-current portion	(21,000)
Current portion at March 31, 2020	$15,000

As of March 31, 2020, the Company’s finance leases have a weighted-average remaining lease term of 1.7 years and a weighted-average discount rate of 5.52%. The maturities of the finance lease liabilities are as follows:

As of
March 31, 2020
2020	17,000
2021	21,000
Total Finance lease payments	38,000
Less imputed interest	(2,000)
Present value of Finance lease liabilities	$36,000

For the three months ended March 31, 2020 and 2019, total lease costs under finance leases were approximately $6,000 and $22,000, respectively.

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

Sales-type leases. As with the contracts under right-of-use operating leases, certain customers enter into contracts to obtain subscription services from the Company, which includes the Company’s content (nonlease component) and equipment installed in the customer locations so the customer can access the content (lease component). Generally, the equipment lease term is for three years and the customer prepays its lease in full. After the lease term, the lessee may purchase the equipment for a nominal fee or lease new equipment. Although the timing and pattern of the transfer of both the subscription services and the equipment may be the same, the provisions of the contract related to the equipment results in a sales-type lease, and therefore, the Company cannot treat both the nonlease component and the lease component as a combined component. Accordingly, the nonlease component is accounted for under Topic 606 and the sales-type lease is accounted for under Topic 842 and separately disaggregated on the Company’s statement of operations. The Company does not anticipate entering into any sales-type lease arrangements after December 31, 2019.

(11)	DISPOSITION OF SITE EQUIPMENT TO BE INSTALLED AND FIXED ASSETS

Site equipment to be installed consists of fixed assets related to the Company’s tablet platform that have not yet been placed in service and are stated at cost. These assets remain in site equipment to be installed until they are deployed at the Company’s customer sites. For tablet platform customers that are under sales-type lease arrangements, the cost of the equipment is recognized in direct costs upon installation. For all other tablet platform customers, the cost of the equipment is reclassified to fixed assets upon installation and depreciated over its estimated useful life. The Company evaluates the recoverability of site equipment to be installed and fixed assets for impairment whenever events or circumstances indicate that the carrying amounts of such assets may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset or asset group to estimated undiscounted future net cash flows expected to be generated. If the carrying amount of the asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary.

Based on the Company’s on-going review of its equipment in site equipment to be installed and in fixed assets, the Company determined that it would no longer be deploying some of the Company’s older tablets, related cases and card readers. Accordingly, the Company wrote off approximately $188,000 related to this equipment during the three months ended March 31, 2020. The expense associated with this write-off is in direct operating costs in the Company’s consolidated statement of operations. Due to uncertainty of the longer-term impact COVID-19 will have on the Company’s business, the Company did not record any additional equipment write-offs for the three months ended March 31, 2020, but will continue to monitor the recoverability of these assets and recognize any additional write-offs during the period in which it determines that impairment exists.

(12)	SOFTWARE DEVELOPMENT COSTS

The Company capitalizes costs related to developing certain software programs in accordance with ASC No. 350, Intangibles – Goodwill and Other. When the Company deploys the programs, it begins to recognize costs related to the programs on a straight-line basis over the programs’ estimated useful lives, generally two to three years. Amortization expense relating to capitalized software development costs totaled $149,000 and $97,000 for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020 and December 31, 2019, approximately $144,000 and $177,000, respectively, of capitalized software costs were not subject to amortization as the development of various software projects was not complete.

The Company performed its quarterly review of software development projects for the three months ended March 31, 2020 and 2019, and determined to abandon various software development projects that the Company concluded were no longer a current strategic fit or for which it determined that the marketability of the content had decreased due to obtaining additional information regarding the specific industry for which the content was intended. As a result, the Company recognized an impairment of $138,000 and $1,000 for the three months ended March 31, 2020 and 2019, respectively. Impairment of capitalized software is shown separately on the Company’s consolidated statement of operations. Due to uncertainty of the longer-term impact COVID-19 will have on the Company’s business, the Company did not record any additional software development impairment charges for the three months ended March 31, 2020, but will continue to monitor the recoverability of these assets and recognize any additional write-offs during the period in which it determines that impairment exists.

(13)	GOODWILL

The Company’s goodwill balance of $696,000 as of December 31, 2019 relates to the excess of costs over the fair value of assets the Company acquired in 2003 related to its Canadian business (the “Reporting Unit”). In the Company’s evaluation of impairment indicators as of March 31, 2020, it determined that the uncertainty relating to COVID-19’s impact on the Reporting Unit’s future operating results represented an indicator of impairment. Accordingly, the Company compared the estimated fair value of the Reporting Unit to its carrying value at March 31, 2020, determined that a full impairment loss was warranted and recognized an impairment charge of $662,000 for the three months ended March 31, 2020. There was no goodwill impairment recorded for the three months ended March 31, 2019.

In addition to the impairment loss recognized, fluctuations in the amount of goodwill shown on the accompanying balance sheets can occur due to changes in the foreign currency exchange rates used when translating NTN Canada’s financial statement from Canadian dollars to US dollars during consolidation. The following table shows the changes in the carrying amount of goodwill for the three months ended March 31, 2020.

Goodwill balance at January 1, 2020	$696,000
Effects of foreign currency	(34,000)
Goodwill impairment	(662,000)
Goodwill balance at March 31, 2020	$-

(14)	ACCUMULATED OTHER COMPREHENSIVE INCOME

The United States dollar is the Company’s functional currency, except for its operations in Canada where the functional currency is the Canadian dollar. The financial position and results of operations of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. In accordance with ASC No. 830, Foreign Currency Matters, revenues and expenses of the Company’s foreign subsidiaries have been translated into U.S. dollars using the average exchange rates during the reporting period, and the assets and liabilities of such subsidiaries have been translated using the period end exchange rate. Accumulated other comprehensive income includes the accumulated gains or losses from these foreign currency translation adjustments. As of March 31, 2020 and December 31, 2019, $164,000 and $268,000 of foreign currency translation adjustments were recorded in accumulated other comprehensive income, respectively.

(15)	RECENT ACCOUNTING PRONOUNCEMENTS

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

In November 2019, the FASB issued ASU No. 2019-08, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606) (“ASU No. 2019-08”). This ASU requires that an entity measure and classify share-based payment awards granted to a customer by applying the guidance in Topic 718. The amount recorded as a reduction of the transaction price is required to be measured on the basis of the grant-date fair value of the share-based payment award in accordance with Topic 718. The grant date is the date at which a grantor (supplier) and a grantee (customer) reach a mutual understanding of the key terms and conditions of a share-based payment award. The classification and subsequent measurement of the award are subject to the guidance in Topic 718 unless the share-based payment award is subsequently modified and the grantee is no longer a customer. The standard is effective for fiscal years beginning after December 15, 2019 (which was January 1, 2020 for the Company). The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. This ASU requires certain transactions between participants in a collaborative arrangement to be accounted for as revenue under the new revenue standard when the participant is a customer. The standard is effective for fiscal years beginning after December 15, 2019 (which was January 1, 2020 for the Company). The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies certain disclosure requirements on fair value measurements. The standard is effective for fiscal years beginning after December 15, 2019 (which was January 1, 2020 for the Company). The adoption of this ASU did not have a significant impact on the Company’s consolidated financial statements.

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

(16)	SUBSEQUENT EVENT

Paycheck Protection Program Loan

On April 18, 2020, the Company issued a note in the principal amount of $1,625,100 to Level One Bank evidencing the PPP Loan the Company received under CARES Act administered by the U.S. Small Business Administration.

The PPP Loan matures on April 18, 2022 and bears interest at a rate of 1.0% per annum. The Company must make monthly interest only payments beginning on November 18, 2020. One final payment of all unforgiven principal plus any accrued unpaid interest is due at maturity. Under the terms of the PPP, the Company may prepay the PPP Loan at any time with no prepayment penalties. The Company may use funds from the PPP Loan for payroll costs, costs used to continue group health care benefits, mortgage interest payments, rent payments, utility payments, and interest payments on other debt obligations incurred before February 15, 2020. The Company intends to use the entire PPP Loan for qualifying expenses. Under the terms of the PPP, certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. No assurance is provided that the Company will obtain forgiveness of the loan in whole or in part.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This report and the documents incorporated by reference herein, if any, contain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, or the Forward-Looking Statements Safe Harbor, as codified in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts could be deemed forward-looking statements. We have tried, whenever possible, to identify these statements by using words such as “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “seeks,” or words of similar meaning, or future or conditional verbs, such as “may,” “will,” “should,” “could,” “aims,” “intends” or “projects,” and similar expressions, whether in the negative or the affirmative. Forward-looking statements reflect management’s beliefs and assumptions, are all based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Forward-looking statements by their nature address matters that are, to different degrees, subject to risks and uncertainties that could cause actual results to differ materially and adversely from those expressed in any forward-looking statement. For us, particular factors that might cause or contribute to such differences include (1) our ability to raise substantial capital in the very near-term to allow us to maintain operations and sustain the negative impact of the COVID-19 pandemic on our business and financial condition, and if we are able to sustain such impact, our ability to recover from the impact; (2) our ability to successfully manage our liquidity and our working capital deficit by managing the timing of payments to our third parties; (3) our ability to comply with our financial covenants in our loan and security agreement with Avidbank and its right to declare a default if we do not, which could lead to all payment obligations becoming immediately due and payable and which could lead to a foreclosure on our assets; (4) when, and the extent to which, the negative impact of the pandemic will improve, including when restaurants will be permitted to offer on-site dining or when bars will be permitted to re-open and to what degree, when our customers will re-open, or if they will subscribe to our service if and when they do; (5) the negative impact that measures we implemented and may implement to reduce our operating expenses and planned capital expenses (including investments in our business) may have on our ability to effectively manage and operate our business; (5) our ability to maintain or grow our revenue; (6) our ability to compete effectively within the highly competitive interactive games, entertainment and marketing services industries, including our ability to successfully commercially launch attractive product offerings, and the impact of new products and technological change, especially in the mobile and wireless markets, on our operations and competitiveness; (7) our ability to adequately protect our proprietary rights and intellectual property; and (8) the other risks and uncertainties described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (our “2019 10-K”), and described in other documents we file from time to time with the Securities and Exchange Commission, or SEC, including our Current Reports on Form 8-K filed with the SEC on March 30, 2020 and April 21, 2020, this report and our other Current Reports and Quarterly Reports.

Readers are urged not to place undue reliance on the forward-looking statements in this report or incorporated by reference herein, which speak only as of the date of this report. We are including this cautionary note to make applicable, and take advantage of, the safe harbor provisions of the Forward-Looking Statements Safe Harbor.

We historically have operated in a continually changing business environment. The country and both the global economy generally and, for our purposes, the U.S. economy face profound dislocations and unprecedented uncertainty as a result of the COVID-19 pandemic. The full extent to which the COVID-19 pandemic will, directly or indirectly, impact our business, results of operations and financial condition is currently highly uncertain, including due to factors that currently are also highly uncertain, including a resurgence in COVID-19 transmission or infection after the easing or lifting of stay-at-home restrictions, actions required or recommended to contain or treat COVID-19, and the direct and indirect economic impact of COVID-19.

We believe that the expectations reflected in forward-looking statements in this report or incorporated herein by reference are based upon reasonable assumptions at the time made. However, given the risks and uncertainties, you should not rely on any forward- looking statements as a prediction of actual results, developments or other outcomes. You should read these forward-looking statements with the understanding that we may be unable to achieve projected results, developments or other outcomes and that actual results, developments or other outcomes may be materially different from what we expect. You are cautioned not to place undue reliance on these forward-looking statements.

We intend forward-looking statements to speak only as of the time they are made. Except as required by law, we do not undertake, and expressly disclaim any obligation, to disseminate, after the date hereof, any updates or revisions to any such forward-looking statements to reflect any change in expectations or events, conditions or circumstances on which any such statements are based.

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to, and should be read with, the accompanying unaudited condensed consolidated financial statements and notes, included in Item 1 of this Quarterly Report on Form 10-Q, to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. All dollar amounts in this discussion are rounded to the nearest thousand. Our discussion is organized as follows:

●	Overview and Highlights. This section describes our business and significant events and transactions we believe are important in understanding our financial condition and results of operations.

●	Critical Accounting Policies. This section lists our significant accounting policies, including any material changes in our critical accounting policies, estimates and judgments during the three months ended March 31, 2020 from those described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2019 10-K.

●	Results of Operations. This section provides an analysis of our results of operations presented in the accompanying unaudited condensed consolidated statements of operations by comparing the results for the three months ended March 31, 2020 to the results for the three months ended March 31, 2019.

●	Liquidity and Capital Resources. This section provides an analysis of our historical cash flows, and our future capital requirements.

●	Recent Accounting Pronouncements. This section provides information related to new or updated accounting guidance that may impact our consolidated financial statements.

●	Off-Balance Sheet Arrangements. This section provides information related to any off-balance sheet arrangement we may have that would affect our consolidated finance statements.

OVERVIEW AND HIGHLIGHTS

About Our Business and How We Talk About It

We deliver interactive entertainment and innovative technology to our partners in a wide range of verticals – from bars and restaurants to casinos and senior living centers. By enhancing the overall guest experience, we believe we help our hospitality partners acquire, engage, and retain patrons.

Through social fun and friendly competition, our platform creates bonds between our hospitality partners and their patrons, and between patrons themselves. We believe this unique experience increases dwell time, revenue, and repeat business for venues – and has also created a large and engaged audience which we connect with through our in-venue TV network. Until the significant disruptions to the restaurant and bar industry resulting from the COVID-19 pandemic that began in March 2020, over 1 million hours of trivia, card, sports and arcade games were played on our network each month.

We generate revenue by charging subscription fees to our partners for access to our 24/7 trivia network, by selling and leasing tablet and hardware equipment for custom usage beyond trivia/entertainment, by selling digital-out-of-home (DOOH) advertising direct to advertisers and on national ad exchanges, by licensing our entertainment and trivia content to other parties, and by providing professional services such as custom game design or development of new platforms on our existing tablet form factor. Up until February 1, 2020, we also generated revenue by hosting live trivia events (see Note 5 to the consolidated financial statements included in Item 1 of this report).

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

Recent Developments

COVID-19 Impact Update

The negative impact of the COVID-19 pandemic on the restaurant and bar industry was abrupt and substantial, and our business, cash flows from operations and liquidity suffered, and continues to suffer, materially as a result. In many jurisdictions, including those in which we have many customers and prospective customers, restaurants and bars have been ordered by the government to shut down or close all on-site dining since the latter half of March 2020. At its peak, approximately 70% of our customers requested that their subscriptions to our services be temporarily suspended. As governmental orders and restrictions impacting restaurants and bars are eased or lifted, we expect the temporary subscription suspensions to end, however, even in jurisdictions in which such orders and restrictions are eased or lifted, our customers could request to continue their subscription suspensions if, for example, such customers choose not to re-open despite being permitted to do so. We have experienced material decreases in subscription revenue, advertising revenue and cash flows from operations, which we expect to continue for at least as long as the restaurant and bar industry continues to be negatively impacted by the COVID-19 pandemic, and which may continue thereafter if restaurants and bars seek to reduce their operating costs or are unable to re-open even if restrictions within their states are lifted. We cannot predict with certainty whether, when or the manner in which the impact of the pandemic will improve, including when restaurants will be permitted to offer on-site dining or when bars will be permitted to re-open or to what degree, when our customers will re-open, or if they will subscribe to our service if and when they do, or if and when there will be a resurgence in COVID-19 transmission or infection after the easing or lifting of stay-at-home orders, and if there is, the impact of such resurgence on our business. Similarly, we cannot predict with certainty the duration of the negative effects of the pandemic on our business and liquidity, however, unless in the very near term our subscription revenue, advertising revenue and cash flows from operations return to pre-pandemic levels and/or we raise substantial capital, the amount of time and the amount of cash we have to maintain operations and sustain the negative effects of the pandemic is very limited. See “—Liquidity and Capital Resources,” below, and “Item 1A. Risk Factors” in Part II of this report for additional information regarding the impact of the pandemic on our business and outlook.

Our current focus is on maintaining operations and at this time we are no longer focusing on the areas in which we intended to focus during 2020 as reported in the section titled, “Our Strategy,” in ITEM 1. Business of our 2019 10-K.

Paycheck Protection Program Note

In April 2020, we received a $1,625,100 loan under the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act administered by the U.S. Small Business Administration. The loan matures on April 18, 2022 and bears interest at a rate of 1.0% per annum. We must make monthly interest only payments beginning on November 18, 2020. One final payment of all unforgiven principal plus any accrued unpaid interest is due at maturity. See “—Liquidity and Capital Resources,” below.

Amended Loan and Security Agreement

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

Other

In January 2020, we sold all of our assets used to conduct the live-hosted knowledge-based trivia events known as Stump! Trivia and OpinioNation for approximately $1.4 million in cash.

Strategic Process

Our board of directors continues to explore and evaluate strategic alternatives focused on maximizing shareholder value, while also exploring and evaluating financing alternatives to increase the likelihood that we will be able to avoid a restructuring, which may include a reorganization, bankruptcy, assignment for the benefit of creditors, or a dissolution, liquidation and/or winding up, in the event the strategic process does not result in a transaction. Our board of directors has not set a timetable for the strategic process nor has it made any decisions relating to any strategic alternatives at this time, and no assurance can be given as to the outcome of the process. We do not intend to disclose additional details regarding the strategic process unless and until further disclosure is appropriate or necessary.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to deferred costs and revenues, depreciation and amortization of fixed assets, the provision for income taxes including the valuation allowance, stock-based compensation, bad debts, impairment of software development costs, goodwill, intangible assets and contingencies. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and results and require management’s most subjective judgments.

There have been no material changes in our critical accounting policies, estimates and judgments during the three months ended March 31, 2020 from those described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2019 10-K.

RESULTS OF OPERATIONS

We incurred a net loss of $1,218,000 for the three months ended March 31, 2020, compared to a net loss of $313,000 for the three months March 31, 2019.

Revenue

We generate revenue by charging subscription fees to our partners for access to our 24/7 trivia network, by selling and leasing tablet and hardware equipment for custom usage beyond trivia/entertainment, by selling digital-out-of-home (DOOH) advertising direct to advertisers and on national ad exchanges, by licensing our entertainment and trivia content to other parties, and by providing professional services such as custom game design or development of new platforms on our existing tablet form factor. Up until February 1, 2020, we also generated revenue by hosting live trivia events (see Note 5 to the consolidated financial statements included in Item 1 of this report). The table below summarizes the type of revenue we generated for the three months ended March 31, 2020 and 2019 and the change in such revenue between the two periods:

	Three months ended March 31,
	2020		2019
	$	% of Total Revenue	$	% of Total Revenue	$ Change	% Change
Subscription revenue	1,999,000	83.5%	3,833,000	79.3%	(1,834,000)	(47.8)%
Hardware revenue	16,000	0.7%	205,000	4.2%	(189,000)	(92.2)%
Other revenue	379,000	15.8%	794,000	16.5%	(415,000)	(52.3)%
Total	2,394,000	100.0%	4,832,000	100.0%	(2,438,000)	(50.5)%

Subscription Revenue

The decrease in subscription revenue for the three months ended March 31, 2020 was primarily due to lower average site count and lower average revenue per site when compared to the same period in 2019. We previously reported that our subscription revenue would materially decrease beginning in the first quarter of 2020 if we did not add network subscribers or other revenue sources sufficient to replace the revenue historically received from Buffalo Wild Wings corporate-owned restaurants and its franchisees, after our existing relationships with BWW terminated in November 2019. To date, we have not offset the lost subscription revenue from Buffalo Wild Wings corporate-owned restaurants and its franchisees.

Because shelter-in-place orders and governmental orders for restaurants and bars to shut down or close all on-site dining were generally issued toward the end of the first quarter of 2020, we expect the negative impacts of the COVID-19 pandemic on our subscription revenue to be significantly greater in the second quarter of 2020 compared to the first quarter of 2020. At its peak, approximately 70% of our customers requested that their subscriptions to our services be temporarily suspended. As governmental orders and restrictions impacting restaurants and bars are eased or lifted, we expect the temporary subscription suspensions to end, however, even in jurisdictions in which such orders and restrictions are eased or lifted, our customers could request to continue their subscription suspensions if, for example, such customers choose not to re-open despite being permitted to do so. See “Item 1A. Risk Factors” in Part II of this report for additional information regarding the impact of the pandemic on our business and outlook.

The table below provides a geographic breakdown of our site count as of the date indicated:

	Network Subscribers as of March 31,
	2020	2019
United States	1,277	2,491
Canada	119	141
Total	1,396	2,632

Hardware Revenue

The decrease in hardware revenue for the three months ended March 31, 2020 was primarily due to decreased sales-type lease arrangements when compared to the same period in 2019. As previously reported, we did not, and do not, expect to continue recognizing hardware revenue under sales-type lease arrangements during 2020 or thereafter. Unless we license or otherwise dispose of our hardware business, we expect to continue recognizing hardware revenue throughout 2020 under our existing contract from our jail services partner, however, we are uncertain if we will enter into another equipment sale contract with our jail services partner or any other party. We are in early stage discussions to license our hardware business to a third party to help preserve capital as the cost to service this revenue stream is significant relative to our existing cash on hand.

Other Revenue

The decrease in other revenue for the three months ended March 31, 2020 was primarily due to a decrease in revenue from our live-hosted trivia events when compared to the same period in 2019 as a result of the sale of all our assets used to conduct the live-hosted knowledge-based trivia events known as Stump! Trivia and OpinioNation in January 2020. We do not expect to recognize revenue from live-hosted trivia events in the future. We also recognized less license revenue and advertising revenue during the three months ended March 31, 2020 when compared to the same period in 2019. We expect our advertising revenue will continue to be materially adversely impacted because of a decrease in advertising sales arising from a slowdown in consumer traffic of the restaurant and bars that subscribe to our service as a result of the COVID-19 pandemic.

Direct Operating Costs and Gross Margin

A comparison of direct costs and gross margin for the periods indicated is shown in the table below:

	For the three months ended March 31,
	2020	2019	Change	% Change
Revenues	$2,394,000	$4,832,000	$(2,438,000)	(50.5)%
Direct Costs	950,000	1,484,000	(534,000)	(36.0)%
Gross Margin	$1,444,000	$3,348,000	$(1,904,000)	(56.9)%

Gross Margin Percentage	60.3%	69.3%

For the three months ended March 31, 2020, the decrease in direct costs was primarily due to (1) decreases in direct wages of approximately $199,000 as a result of no longer providing live-hosted trivia events after January 2020 due to the sale of all our assets used to conduct the live-hosted knowledge-based trivia events discussed above; (2) decreased depreciation expense of $190,000; and (3) decreased service provider and freight expense of approximately $89,000; (4) decreased license fees of $39,000; and (5) decreased other miscellaneous expenses of $16,000, in each case, when compared to the same period in 2019.

The decrease in gross margin for the three months ended March 31, 2020 was primarily due to revenue mix and writing off approximately $188,000 in older technology equipment for the three months ended March 31, 2020 when compared to the same period in 2019.

Operating Expenses

	For the three months ended March 31,
	2020	2019	Change	% Change
Selling, general and administrative	$3,080,000	$3,468,000	$(388,000)	(11.2)%

Impairment of capitalized software	$138,000	$1,000	$137,000	13,700.0%

Impairment of goodwill	$662,000	$-	$662,000	100.0%

Depreciation and amortization (non-direct)	$85	$96	$(11)	(11.5)%

Selling, General and Administrative Expenses

The decrease in selling, general and administrative expenses for the three months ended March 31, 2020 was primarily due to decreased (1) payroll and related expense of $283,000, (2) marketing fees of $198,000 and (3) professional fees of $60,000 due to fewer consulting expenses. These decreases were partially offset by increased bad debt expense of $159,000. In light of the recent measures we implemented to reduce operating expenses and to preserve capital, we expect our selling, general and administrative expenses to decrease in 2020. However, such actions, and any similar actions we may implement in the future, could adversely affect our business and we may not realize the operation or financial benefits of such actions.

Impairment of Capitalized Software

Impairment of capitalized software increased for the three months ended March 31, 2020 as a result of abandoning certain capitalized software development projects that we concluded were no longer a current strategic fit or for which we determined that the marketability of the content had decreased due to obtaining additional information regarding the specific purpose for which the content was intended.

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

During the Company’s evaluation of impairment indicators as of March 31, 2020, we determined that the uncertainty relating to COVID-19’s impact on the Reporting Unit’s future operating results represented an indicator of impairment. Accordingly, we compared the estimated fair value of the Reporting Unit to its carrying value at March 31, 2020, determined that a full impairment loss was warranted and recognized an impairment charge of $662,000 for the three months ended March 31, 2020. There was no goodwill impairment recorded for the three months ended March 31, 2019.

Depreciation and Amortization

The decrease in depreciation and amortization expense for the three months ended March 31, 2020 was primarily due to various equipment becoming fully depreciated and not replacing with new assets.

Other Income (Expense), Net

	For the three months ended March 31,		Increase in other
	2020	2019	income, net
Total other income (expense), net	$1,284,000	$(85,000)	$1,369,000

For the three months ended March 31, 2020, the increase in other income (expense), net, was primarily due to a $1,265,000 gain related to the asset sale of all our assets used to conduct the live-hosted knowledge-based trivia events, increased foreign currency gains related to our Canadian subsidiary, and decreased interest expense due to lower long-term debt balances when compared to the same period in 2019.

Income Taxes

	For the three months ended March 31,
	2020	2019	Change	% Change
Benefit (provision) for income taxes	$19,000	$(11,000)	$30,000	(273)%

We expect to incur state income tax liability in 2020 related to our U.S. operations. For the three months ended March 31, 2020, an impairment to goodwill resulted in a in a net tax benefit in Canada. We have established a full valuation allowance for substantially all of our deferred tax assets, including the NOL carryforwards, since we do not believe we are likely to generate future taxable income to realize these assets

EBITDA—Consolidated Operations

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

	For the three months ended March 31,
	2020	2019
Net loss per GAAP	$(1,218,000)	$(313,000)
Interest expense, net	45,000	67,000
Income tax (benefit) provision	(19,000)	11,000
Depreciation and amortization	546,000	747,000
EBITDA	$(646,000)	$512,000

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2020, we had cash, cash equivalents and restricted cash of approximately $2.4 million (including the approximately $1.4 million in cash we received in January 2020 from the sale of all our assets used to conduct our live-hosted knowledge-based trivia events) compared to cash, cash equivalents and restricted cash of approximately $3.4 million as of December 31, 2019. As discussed further below, subsequent to March 31, 2020, we received a loan of approximately $1.6 million under the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration.

In connection with preparing our financial statements as of and for the three months ended March 31, 2020, our management evaluated whether there are conditions or events, considered in the aggregate, that are known and reasonably knowable that would raise substantial doubt about our ability to continue as a going concern through twelve months after the date that such financial statements are issued. During the three months ended March 31, 2020, we incurred a net loss of $1,281,000, and our current liabilities exceeded our current assets at March 31, 2020 by $87,000. Since January 1, 2020, Avidbank required us to pay $750,000 of the principal balance of our term loan, thereby reducing it to $2,000,000 as of March 19, 2020. Under the terms of the amendment to our loan and security agreement that we entered into with Avidbank in March 2020, during 2020 we will be required to make monthly payments that, if made in accordance with their terms, will result in us paying off our term loan by December 31, 2020.

The negative impact of the COVID-19 pandemic on the restaurant and bar industry was abrupt and substantial, and our business, cash flows from operations and liquidity suffered, and continues to suffer, materially as a result. In many jurisdictions, including those in which we have many customers and prospective customers, restaurants and bars have been ordered by the government to shut down or close all on-site dining. At its peak, approximately 70% of our customers requested that their subscriptions to our services be temporarily suspended. As governmental orders and restrictions impacting restaurants and bars are eased or lifted, we expect the temporary subscription suspensions to end, however, even in jurisdictions in which such orders and restrictions are eased or lifted, our customers could request to continue their subscription suspensions if, for example, such customers choose not to re-open despite being permitted to do so. We have experienced material decreases in subscription revenue, advertising revenue and cash flows from operations, which we expect to continue for at least as long as the restaurant and bar industry continues to be negatively impacted by the COVID-19 pandemic, and which may continue thereafter if restaurants and bars seek to reduce their operating costs or are unable to re-open even if restrictions within their states are eased or lifted.

In response to the substantial negative impact of the pandemic on our business, we implemented measures to reduce our operating expenses and preserve capital. We reduced our headcount (as of May 20, 2020, we have 17 employees compared to 74 at December 31, 2019) and our chief executive officer agreed to defer payment of 45% of all of his annual base salary payments between May 1, 2020 and October 31, 2020 until the earlier of October 31, 2020 or such time as our board of directors determines in good faith that we are in the financial position to pay his accumulated deferred salary. We eliminated all capital projects and are aggressively managing our payables and rent payments to limit further cash outlays and manage our working capital. We are continuing to carefully monitor our liquidity and our current focus is on maintaining operations. We are prioritizing payments to mission critical vendors and deferring all non-essential payables. We may implement additional measures designed to reduce operating expenses and/or preserve capital. We began discussions with Avidbank to modify our payment obligations under our term loan, to modify our financial covenants under our loan and security agreement and/or to obtain covenant relief. We also began discussions with our landlord to reduce or defer our rent payments, including vacating the space for an early termination of the lease. We are also in discussions with vendors to extend payment terms. We are unable to predict the outcome of these discussions or the extent to which we will be able to successfully modify our payment obligations or our financial covenants (or obtain covenant relief) related to our term loan, reduce or defer our rent payments, and/or extend vendor payment terms.

While we expect to meet our near term debt service obligations on our term loan with Avidbank and we satisfied our financial covenants under our related loan and security agreement as of March 31, 2020, unless in the very near term our subscription revenue, advertising revenue and cash flow from operations return to pre-pandemic levels and/or we raise substantial capital, we do not expect that we will be able to satisfy our asset coverage ratio covenant at the end of June 2020, which may result in Avidbank declaring a default under our loan and security agreement. As a result of the impact of the COVID-19 pandemic on our business and taking into account our current financial condition and our existing sources of revenue, unless in the very near term our subscription revenue, advertising revenue and cash flow from operations return to pre-pandemic levels and/or we raise substantial capital, we believe we will have sufficient cash resources to pay forecasted cash outlays through October 2020, assuming we deliver a significant hardware order as scheduled during the second quarter of 2020, Avidbank does not take actions to foreclose on our assets in the event we are out of compliance with our financial covenants, and we are able to continue to successfully manage our working capital deficit by managing the timing of payments to our vendors and other third parties.

We need in the very near term our subscription revenue, advertising revenue and cash flow from operations return to pre-pandemic levels, and/or we need to raise substantial capital in the very near-term to maintain operations. We continue to explore and evaluate opportunities to raise capital, including through equity financings, alternative sources of debt, and strategic transactions, which may include a business combination transaction and/or selling a portion or all of our assets. We currently have no arrangements for capital or for a strategic transaction, and no assurances can be given that we will be able to raise sufficient capital when needed, on acceptable terms, or at all, or that we will be able to complete a strategic transaction. If we are unable to raise sufficient additional capital in the very near term, we may default on our payment obligations to Avidbank or not satisfy our financial covenants to Avidbank, and if we do, Avidbank may declare a default, which could lead to all payment obligations becoming immediately due and payable and Avidbank has a first-priority security interest in all our existing and future personal property. In addition, we will be required to curtail or terminate some or all of our business operations and we may determine to pursue a restructuring, which may include a reorganization or bankruptcy under Federal bankruptcy laws, assignment for the benefit of creditors, or a dissolution, liquidation and/or winding up. Our investors may lose their entire investment in the event Avidbank forecloses on our personal property to satisfy our payment obligations and/or in the event of a reorganization, bankruptcy, assignment for the benefit of creditors, liquidation, dissolution or winding up.

See the risk factors titled, “Our cash flows from operations and liquidity have been materially adversely affected by the effects of the COVID-19 pandemic. We need to raise capital in the near term and our inability to do so could result in our lender foreclosing on all of our assets and/or us pursuing a restructuring, which may include a reorganization or bankruptcy under Federal bankruptcy laws, assignment for the benefit of creditors, or a dissolution, liquidation and/or winding up” and “If we fail to comply with our financial covenants to Avidbank, it may declare a default, which could lead to all payment obligations becoming immediately due and payable and have a material adverse effect on our financial condition and business,” in Item 1A. Risk Factors in Part II of this report, below.

Based on the factors described above, management concluded that there is substantial doubt regarding our ability to continue as a going concern through the twelve month period subsequent to the issuance date of these financial statements. Management’s plans for addressing the liquidity shortfall include continuing efforts to raise additional capital through equity financings and alternative sources of debt. However, there can be no assurances that we will be able to raise sufficient capital when needed, on acceptable terms, or at all.

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

Avidbank Term Loan

Under a loan and security agreement we entered into with Avidbank in September 2018, or the Original LSA, we borrowed $4,000,000 in the form of a 48-month term loan, all of which we used to pay-off the $4,050,000 of principal borrowed from our then-existing lender. In February 2020, we made a pre-payment on the term loan of approximately $150,000 following the sale of all our assets used to conduct the live-hosted knowledge-based trivia events known as Stump! Trivia and OpinioNation in January 2020. On March 12, 2020, we entered into an amendment to the Original LSA. We refer to the Original LSA, as amended, as the Avidbank LSA. In connection with entering into the amendment, we made a $433,000 payment on our term loan, which included the $83,333 monthly principal payment plus accrued interest for March 2020 and a $350,000 principal prepayment, thereby reducing the outstanding principal balance of our term loan to $2,000,000 as of March 31, 2020.

We incurred approximately $26,000 of debt issuance costs related to the Original LSA and the amendment to the LSA. The debt issuance costs are being amortized to interest expense using the effective interest rate method over the life of the loan. The unamortized balance of the debt issuance costs as of March 31, 2020 was $10,000 and is recorded as a reduction of long-term debt.

Under the terms of the Avidbank LSA, our financial covenants were changed, the maturity date of our term loan was changed from September 28, 2022 to December 31, 2020, and commencing on April 30, 2020, we were required to make principal plus accrued interest payments on the last day of each month, such that our term loan will be repaid by December 31, 2020. The principal payment we must make each month will be $125,000 for each of April, May and June, $300,000 for each of July, August, September, October and November, and $125,000 for December.

Under the Avidbank LSA, we have a monthly minimum asset coverage ratio covenant, which we refer to as the ACR covenant, and a minimum liquidity covenant. Under the ACR covenant, the ratio of (i) our unrestricted cash at Avidbank as of the last day of a calendar month plus 75% of our outstanding accounts receivable accounts that are within 90 days of invoice date to (ii) the outstanding principal balance of our term loan on such day must be no less than 1.25 to 1.00. As of March 31, 2020, we were in compliance with both of those covenants. Under the minimum liquidity covenant, the aggregate amount of unrestricted cash we have in deposit accounts or securities accounts maintained with Avidbank must be at all times not less than the principal balance outstanding under our term loan.

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

Paycheck Protection Program Loan

On April 18, 2020, we issued a note in the principal amount of $1,625,100 evidencing a loan (the “PPP Loan”) we received under the PPP of the CARES Act administered by the U.S. Small Business Administration. The PPP Loan matures on April 18, 2022 and bears interest at a rate of 1.0% per annum. We must make monthly interest only payments beginning on November 18, 2020. One final payment of all unforgiven principal plus any accrued unpaid interest is due at maturity. Under the terms of the PPP, we may prepay the PPP Loan at any time with no prepayment penalties. We may use funds from the PPP Loan for payroll costs, costs used to continue group health care benefits, mortgage interest payments, rent payments, utility payments, and interest payments on other debt obligations incurred before February 15, 2020. We intend to use the entire PPP Loan for qualifying expenses. Under the terms of the PPP, certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. No assurance is provided that we will obtain forgiveness of the loan in whole or in part. Avidbank consented to us borrowing the PPP Loan.

Working Capital

As of March 31, 2020, we had negative working capital (current liabilities in excess of current assets) of $87,000 compared to negative working capital of $25,000 as of December 31, 2019. The following table shows our change in working capital from December 31, 2019 to March 31, 2020.

Increase (Decrease)
Working capital as of December 31, 2019	$(25,000)
Changes in current assets:
Cash and cash equivalents	(988,000)
Accounts receivable, net of allowance	(812,000)
Site equipment to be installed	(234,000)
Prepaid expenses and other current assets	229,000
Net decrease in current assets	(1,805,000)
Changes in current liabilities:
Accounts payable	(48,000)
Accrued compensation	(352,000)
Accrued expenses	(253,000)
Sales taxes payable	(112,000)
Income taxes payable	5,000
Current portion of long-term debt	(749,000)
Current portion of obligations under capital leases	(24,000)
Deferred rent	(77,000)
Other current liabilities	(133,000)
Net decrease in current liabilities	(1,743,000)
Net decrease in working capital	(62,000)
Working capital as of March 31, 2020	$(87,000)

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying consolidated statements of cash flows, are summarized as follows:

	For the three months ended March 31,
	2020	2019	Change
Cash (used in) provided by:
Operating activities	$(1,165,000)	$780,000	$(1,945,000)
Investing activities	(140,000)	(396,000)	256,000
Financing activities	388,000	(273,000)	661,000
Effect of exchange rates	(71,000)	19,000	(90,000)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(988,000)	$130,000	$(1,118,000)

Net cash provided by operations. The decrease in cash provided by operating activities was due to an increase in net loss of $1,192,000, after giving effect to adjustments made for non-cash transactions and an increase in cash used for operating assets and liabilities of $753,000, during the three months ended March 31, 2020 when compared to the same period in 2019.

Our largest use of cash is payroll and related costs. Cash used for payroll and related costs decreased $285,000 to $2,265,000 for the three months ended March 31, 2020 from $2,550,000 for the same period in 2019, primarily due to reduced headcount. In light of the recent measures we implemented to reduce operating expenses and to preserve capital, we expect our selling, general and administrative expenses to decrease in 2020. See “—Results of Operations—Operating Expenses,” above.

Our primary source of cash is cash we generate from customers. Cash received from customers decreased $2,001,000 to $3,163,000 for the three months ended March 31, 2020 from $5,164,000 for the same period in 2019. This decrease was primarily related to decreased subscription revenue, hardware revenue and revenue from live-hosted trivia events. The negative impact of the COVID-19 pandemic on the restaurant and bar industry was abrupt, and our business suffered materially as a result. We cannot predict whether, when or the manner in which the impact of the pandemic will improve, including when the shut down or close of on-site dining restrictions will be eased or lifted or to what degree, when our customers will re-open, or if they will subscribe to our service if and when they do. See “—Results of Operations—Revenue,” above.

Net cash used in investing activities. The $256,000 decrease in cash used in investing activities was primarily due to decreased capital expenditures and capitalized software development expenses.

Net cash used in financing activities. During the three months ended March 31, 2020, we received $1,166,000 in net proceeds from the sale of all our assets used to conduct the live-hosted knowledge-based trivia events known as Stump! Trivia and OpinioNation. There was no similar transaction during the same period in 2019. During the three months ended March 31, 2020, we made $750,000 more in principal payments on long-term debt when compared to the same period in 2019.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2019, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes. This ASU enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year and interim-period accounting for enacted changes in tax law. The amendment will be effective for public companies with fiscal years beginning after December 15, 2020, (which will be January 1, 2021 for us); early adoption is permitted. We are currently assessing the impact of this pronouncement to our consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for fiscal years beginning after December 15, 2019 (which was January 1, 2020 for us) and can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies certain disclosure requirements on fair value measurements. The standard is effective for fiscal years beginning after December 15, 2019 (which was January 1, 2020 for us). The adoption of this ASU did not have a significant impact on our consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, or the Exchange Act, designed to ensure that information required to be disclosed, in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

An investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described under Item 1A of Part I of our 2019 10-K and in our other filings with the SEC subsequent to December 31, 2019, together with all other information contained or incorporated by reference in this report before you invest in our common stock. If any of the risks described in this report, in our 2019 10-K or in our other filings with the SEC subsequent to December 31, 2019 occur, our business, financial condition, results of operations and our future growth prospects could be materially and adversely affected. Under these circumstances, the trading price of our common stock could decline, and you may lose all or part of your investment. As of the date of this report, we do not believe there have been any material changes to the risk factors disclosed in our 2019 10-K except as described below.

Our cash flows from operations and liquidity have been materially adversely affected by the effects of the COVID-19 pandemic. We need to raise capital in the near term and our inability to do so could result in our lender foreclosing on all of our assets and/or us pursuing a restructuring, which may include a reorganization or bankruptcy under Federal bankruptcy laws, assignment for the benefit of creditors, or a dissolution, liquidation and/or winding up.

The negative impact of the COVID-19 pandemic on the restaurant and bar industry was abrupt and substantial, and our business, cash flows from operations and liquidity suffered, and continues to suffer, materially as a result. In many jurisdictions, including those in which we have many customers and prospective customers, restaurants and bars have been ordered by the government to shut down or close all on-site dining since the latter half of March 2020. At its peak, approximately 70% of our customers requested that their subscriptions to our services be temporarily suspended. As governmental orders and restrictions impacting restaurants and bars are eased or lifted, we expect the temporary subscription suspensions to end, however, even in jurisdictions in which such orders and restrictions are eased or lifted, our customers could request to continue their subscription suspensions if, for example, such customers choose not to re-open despite being permitted to do so. We have experienced material decreases in subscription revenue, advertising revenue and cash flows from operations, which we expect to continue for at least as long as the restaurant and bar industry continues to be negatively impacted by the COVID-19 pandemic, and which may continue thereafter if restaurants and bars seek to reduce their operating costs or are unable to re-open even if restrictions within their states are eased or lifted. We cannot predict with certainty whether, when or the manner in which the impact of the pandemic will improve, including when restaurants will be permitted to offer on-site dining or when bars will be permitted to re-open or to what degree, when our customers will re-open, or if they will subscribe to our service if and when they do, or if and when there will be a resurgence in COVID-19 transmission or infection after the easing and lifting of stay-at-home orders, and if there is, the impact of such resurgence on our business. Similarly, we cannot predict with certainty the duration of the negative effects of the pandemic on our business and liquidity, however, unless in the very near term our subscription revenue, advertising revenue and cash flows from operations return to pre-pandemic levels and/or we raise substantial capital, the amount of time and the amount of cash we have to maintain operations and sustain the negative effects of the pandemic is very limited.

In response to the substantial negative impact of the pandemic on our business, we implemented measures to reduce our operating expenses and preserve capital. We reduced our headcount (as of May 20, 2020, we have 17 employees compared to 74 at December 31, 2019) and our chief executive officer agreed to defer payment of 45% of all of his annual base salary payments between May 1, 2020 and October 31, 2020 until the earlier of October 31, 2020 or such time as our board of directors determines in good faith that we are in the financial position to pay his accumulated deferred salary. We eliminated all capital projects and are aggressively managing our payables and rent payments to limit further cash outlays and manage our working capital. We are continuing to carefully monitor our liquidity and our current focus is on maintaining operations. We are prioritizing payments to mission critical vendors and deferring all non-essential payables. We may implement additional measures designed to reduce operating expenses and/or preserve capital. We began discussions with Avidbank to modify our payment obligations under our term loan, to modify our financial covenants under our loan and security agreement and/or to obtain covenant relief. We also began discussions with our landlord to reduce or defer our rent payments, including vacating the space for an early termination of the lease. We are also in discussions with vendors to extend payment terms. We are unable to predict the outcome of these discussions or the extent to which we will be able to successfully modify our payment obligations or our financial covenants (or obtain covenant relief) related to our term loan, reduce or defer our rent payments, and/or extend vendor payment terms.

As of March 31, 2020, we had cash, cash equivalents and restricted cash of approximately $2,421,000. As of that date $2.0 million of principal was outstanding under our term loan with Avidbank. While we expect to meet our near term debt service obligations on our term loan and we satisfied our financial covenants under our loan and security agreement with Avidbank as of March 31, 2020, unless in the very near term our subscription revenue, advertising revenue and cash flows from operations return to pre-pandemic levels and/or we raise substantial capital, we do not expect that we will be able to satisfy our asset coverage ratio covenant at the end of June 2020, which may result in Avidbank declaring a default under our loan and security agreement. See, “If we fail to comply with our financial covenants to Avidbank, it may declare a default, which could lead to all payment obligations becoming immediately due and payable and have a material adverse effect on our financial condition and business,” below.

In our 2019 10-K, we included a statement regarding a substantial doubt about our ability to continue as a going concern through March 19, 2021. As a result of the impact of the COVID-19 pandemic on our business and taking into account our current financial condition and our existing sources of revenue, in the very near term our subscription revenue, advertising revenue and cash flows from operations return to pre-pandemic levels and/or we raise substantial capital, we believe we will have sufficient cash resources to pay forecasted cash outlays through October 2020, assuming we deliver a significant hardware order as scheduled during the second quarter of 2020, Avidbank does not take actions to foreclose on our assets in the event we are out of compliance with our financial covenants, and we are able to continue to successfully manage our working capital deficit by managing the timing of payments to our vendors and third parties.

We need a substantial portion of our customers to be removed from billing suspension, and/or we need to raise substantial capital in the very near-term to maintain operations. We continue to explore and evaluate opportunities to raise capital, including through equity financings, alternative sources of debt, and strategic transactions, which may include a business combination transaction and/or selling a portion or all of our assets. We currently have no arrangements for capital or for a strategic transaction, and no assurances can be given that we will be able to raise sufficient capital when needed, on acceptable terms, or at all, or that we will be able to complete a strategic transaction. The effects of the COVID-19 pandemic on macroeconomic conditions and the capital markets make it more challenging to raise capital and to complete a strategic transaction. If we are unable to raise sufficient additional capital in the very near term, we may default on our payment obligations to Avidbank or not satisfy our financial covenants to Avidbank, and if we do, Avidbank may declare a default, which could lead to all payment obligations becoming immediately due and payable. See, “If we fail to comply with our financial covenants to Avidbank, it may declare a default, which could lead to all payment obligations becoming immediately due and payable and have a material adverse effect on our financial condition and business,” below. In addition, we will be required to curtail or terminate some or all of our business operations and we may determine to pursue a restructuring, which may include a reorganization or bankruptcy under Federal bankruptcy laws, assignment for the benefit of creditors, or a dissolution, liquidation and/or winding up. Our investors may lose their entire investment in the event Avidbank forecloses on our personal property to satisfy our payment obligations and/or in the event of a reorganization, bankruptcy, assignment for the benefit of creditors, liquidation, dissolution or winding up.

If we fail to comply with our financial covenants to Avidbank, it may declare a default, which could lead to all payment obligations becoming immediately due and payable and have a material adverse effect on our financial condition and business.

We must comply with financial covenants our loan and security agreement with Avidbank: our unrestricted cash we have in deposit accounts or securities accounts maintained with Avidbank must be not less than $2,000,000 at all times and our asset coverage ratio must be no less than 1.25 to 1.00 at each month-end. As of March 31, 2020, we were in compliance with these covenants. However, there can be no assurance we will be in compliance with these covenants in the future. See “Our cash flows from operations and liquidity have been materially adversely affected by the effects of the COVID-19 pandemic. We need to raise capital in the near term and our inability to do so could result in our lender foreclosing on all of our assets and/or us pursuing a restructuring, which may include a reorganization or bankruptcy under Federal bankruptcy laws, assignment for the benefit of creditors, or a dissolution, liquidation and/or winding up,” above.

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

As previously reported, in March 2020, we received a letter from NYSE Regulation Inc. stating that we are not in compliance with NYSE American LLC continued listing standards. Specifically, we are not in compliance with Section 1003(a)(iii) of the Company Guide because we reported stockholders’ equity of less than $6 million as of December 31, 2019 and had net losses in five of our most recent fiscal years ended December 31, 2019. Our stockholders’ equity was $5.1 million as of December 31, 2019. As a result, we are now subject to the procedures and requirements of Section 1009 of the Company Guide.

On April 26, 2020, we submitted a plan to NYSE Regulation advising of actions we have taken or will take to regain compliance with Section 1003(a)(iii) by September 27, 2021. As of the date of this report, the NYSE Regulation has not informed us whether it has accepted our plan. If NYSE Regulation determines to accept the plan, we will be subject to periodic reviews, including quarterly monitoring, for compliance with the plan. If the plan is not accepted, delisting proceedings will commence. Furthermore, if the plan is accepted but we are not in compliance with the continued listing standards by September 27, 2021, or if we do not make progress consistent with the plan during the plan period, the NYSE American staff will initiate delisting proceedings as appropriate.

We can give no assurances that NYSE Regulation will accept our plan or that we will be able to address our non-compliance with the NYSE American continued listing standards or, even if we do, that we will be able to maintain the listing of our common stock on the NYSE American. Our common stock could be delisted because NYSE Regulation does not accept our plan, because we do not make progress consistent with our plan, if it is accepted, during the plan period, because we do not regain compliance by September 27, 2021, or because we fall below compliance with other NYSE American listing standards. In addition, we may determine to pursue business opportunities that reduces our stockholders’ equity below the level required to maintain compliance with NYSE American continued listing standards. The delisting of our common stock for whatever reason could, among other things, substantially impair our ability to raise additional capital; result in a loss of institutional investor interest and fewer financing opportunities for us; and/or result in potential breaches of representations or covenants in agreements pursuant to which we made representations or covenants relating to our compliance with applicable listing requirements. Claims related to any such breaches, with or without merit, could result in costly litigation, significant liabilities and diversion of our management’s time and attention and could have a material adverse effect on our financial condition, business and results of operations. In addition, the delisting of our common stock for whatever reason may materially impair our stockholders’ ability to buy and sell shares of our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not Applicable

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibit	Description	Incorporated By Reference
3.1 (a)	Restated Certificate of Incorporation	Exhibit to Form 10-Q filed on August 14, 2013

3.1 (b)	Certificate of Amendment to the Restated Certificate of Incorporation (reverse/forward split)	Exhibit to Form 8-K filed on June 17, 2016

3.1 (c)	Certificate of Decrease of the Series A Convertible Preferred Stock	Exhibit to Form 8-K filed on April 12, 2017

3.1 (d)	Certificate of Amendment to the Restated Certificate of Incorporation (decrease in authorized capital stock)	Exhibit to Form 8-K filed on June 9, 2017

3.2	Bylaws (as amended and restated and further amended through December 6, 2018).	Exhibit to Form 8-K filed on December 7, 2018

10.1	Asset Purchase Agreement dated January 13, 2020 between NTN Buzztime, Inc. and Sporcle, Inc.	Exhibit to Form 8-K filed on January 15, 2020

10.2 (a)*	Second Amendment to Employment Agreement dated January 14, 2020 by and between NTN Buzztime, Inc. and Allen Wolff	Exhibit to Form 8-K filed on January 15, 2020

10.2 (b)*	Third Amendment to Employment Agreement dated January 14, 2020 by and between NTN Buzztime, Inc. and Allen Wolff	Exhibit to Form 8-K filed on March 30, 2020

10.3 *	First Amendment to Employment Agreement dated January 14, 2020 by and between NTN Buzztime, Inc. and Sandra Gurrola	Exhibit to Form 8-K filed on January 15, 2020

10.4	First Amendment to the Loan and Security Agreement dated as of March 12, 2020 between NTN Buzztime, Inc. and Avidbank.	Exhibit to Form 8-K filed on March 17, 2020

10.5 (a)	Paycheck Protection Program Note dated April 18, 2020 issued by NTN Buzztime, Inc. in favor of Level One Bank.	Exhibit to Form 8-K filed on April 21, 2020

10.5 (b)	Acknowledgment and Agreement Regarding Loan Forgiveness dated April 18, 2020.	Exhibit to Form 8-K filed on April 21, 2020

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1#	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2#	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101. INS	XBRL Instance Document	Filed herewith

101. SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101. LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

*	Indicates management contract or compensatory plan.

#	This certification is being furnished solely to accompany this report pursuant to U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated herein by reference into any filing of the Company whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NTN BUZZTIME, INC.

Date: May 20, 2020	By:	/s/ Sandra M. Gurrola
Sandra M. Gurrola
Senior Vice President of Finance
(on behalf of the Registrant, and as its Principal Financial Officer)

