Form 10-Q
period 2020-06-30
NTN BUZZTIME INC
filed 2020-08-10
CIK 748592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

Commission file number 001-11460

NTN Buzztime, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	31-1103425
(State of incorporation)	(I.R.S. Employer Identification No.)

6965 EL CAMINO REAL, SUITE 105-BOX 517, CARLSBAD, CALIFORNIA	92008
(Address of principal executive offices)	(Zip Code)

(760) 438-7400

(Registrant’s telephone number, including area code)

1800 Aston Avenue, Suite 100, Carlsbad, California 92008

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.[  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

As of August 5, 2020, the registrant had outstanding 2,948,814 shares of common stock, $0.005 par value per share.

NTN BUZZTIME, INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amount)

	June 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$2,234	$3,209
Restricted cash	201	50
Accounts receivable, net of allowances of $866 and $354, respectively	186	1,195
Site equipment to be installed	1,132	1,090
Prepaid expenses and other current assets	336	526
Total current assets	4,089	6,070
Restricted cash, long-term	-	150
Operating lease right-of-use assets	44	2,101
Fixed assets, net	928	2,822
Software development costs, net of accumulated amortization of $2,878 and $3,341, respectively	1,515	1,915
Deferred costs	152	274
Goodwill	-	696
Other assets	62	97
Total assets	$6,790	$14,125

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$397	$835
Accrued compensation	116	588
Accrued expenses	385	490
Sales taxes payable	-	131
Income taxes payable	15	3
Current portion of long-term debt, net	1,620	2,739
Current portion of obligations under operating leases	28	409
Current portion of obligations under finance leases	24	21
Current portion of deferred revenue	377	460
Other current liabilities	233	419
Total current liabilities	3,195	6,095
Long-term debt	1,625	-
Long-term obligations under operating leases	18	2,891
Long-term obligations under finance leases	9	20
Long-term obligations under finance leases	1	2
Other liabilities	11	26
Total liabilities	4,859	9,034

Shareholders’ Equity
Series A 10% cumulative convertible preferred stock, $0.005 par value, $156 liquidation preference, 156 shares authorized, issued and outstanding at June 30, 2020 and December 31, 2019	1	1
Common stock, $0.005 par value, 15,000 shares authorized at June 30, 2020 and December 31, 2019; 2,938 and 2,901 shares issued at June 30, 2020 and December 31, 2019, respectively	15	14
Treasury stock, at cost, 10 shares at June 30, 2020 and December 31, 2019	(456)	(456)
Additional paid-in capital	136,837	136,721
Accumulated deficit	(134,706)	(131,457)
Accumulated other comprehensive income	240	268
Total shareholders’ equity	1,931	5,091

Total liabilities and shareholders’ equity	$6,790	$14,125

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Revenue from contracts with customers
Subscription revenue	$727	$3,800	$2,726	$7,633
Sales-type lease revenue Hardware revenue	26	595	42	800
Other revenue	1	831	380	1,625
Total revenue from contracts with customers	754	5,226	3,148	10,058
Operating expenses:
Direct operating costs (includes depreciation and amortization of $433 and $618 for the three months ended June 30, 2020 and 2019, respectively, and $895 and $1,269 for the six months ended June 30, 2020 and 2019, respectively)	613	1,717	1,563	3,201
Selling, general and administrative	1,595	3,422	4,675	6,890
Impairment of capitalized software	100	-	238	1
Impairment of goodwill	-	-	662	-
Depreciation and amortization (excluding depreciation and amortization included in direct operating costs)	78	89	163	185
Total operating expenses	2,386	5,228	7,301	10,277
Operating loss	(1,632)	(2)	(4,153)	(219)
Other (expense) income, net	(376)	(88)	908	(173)
Loss before income taxes	(2,008)	(90)	(3,245)	(392)
(Provision) benefit for income taxes	(15)	-	4	(11)
Net loss	(2,023)	(90)	(3,241)	(403)

Series A preferred stock dividend	(8)	(8)	(8)	(8)

Net loss attributable to common shareholders	$(2,031)	$(98)	$(3,249)	$(411)

Net loss per common share - basic and diluted	$(0.69)	$(0.03)	$(1.12)	$(0.11)

Weighted average shares outstanding - basic and diluted	2,925	2,870	2,913	3,868

Comprehensive loss
Net loss	$(2,023)	$(90)	$(3,241)	$(403)
Foreign currency translation adjustment	76	32	(28)	65
Total comprehensive loss	$(1,947)	$(58)	$(3,269)	$(338)

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the three and six months ended June 30, 2020 and 2019 (unaudited)

(in thousands)

	Series A Cumulative Convertible Preferred Stock				Common Stock				Treasury	Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares		Amount		Shares		Amount		Stock	Capital	Deficit	Income	Total

Balances at April 1, 2020		156		$1		2,926		$15	$(456)	$136,800	$(132,675)	$164	$3,849
Foreign currency translation adjustment		-		-		-		-	-	-	-	76	76
Net loss		-		-		-		-	-	-	(2,023)	-	(2,023)
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	-		-		12		-		-	(6)	-	-	(6)
Non-cash stock based compensation		-		-		-		-	-	43	-	-	43
Cash paid to Series A preferred stockholders for semi-annual dividend		-		-		-		-	-	-	(8)	-	(8)
Balances at June 30, 2020		156		$1		2,938		$15	$(456)	$136,837	$(134,706)	$240	$1,931

Balances at January 1, 2020		156		$1		2,901		$14	$(456)	$136,721	$(131,457)	$268	$5,091
Foreign currency translation adjustment		-		-		-		-	-	-	-	(28)	(28)
Net loss		-		-		-		-	-	-	(3,241)	-	(3,241)
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes		-		-		14		-	-	(9)	-	-	(9)
Issuance of common stock in lieu of cash compensation, net of shares withheld for payroll taxes		-		-		23		1	-	43	-	-	44
Non-cash stock based compensation		-		-		-		-	-	82	-	-	82
Cash paid to Series A preferred stockholders for semi-annual dividend		-		-		-		-	-	-	(8)	-	(8)
Balances at June 30, 2020		156		$1		2,938		$15	$(456)	$136,837	$(134,706)	$240	$1,931

	Series A Cumulative Convertible Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Income	Total

Beginning balances at April 1, 2019	156	$1	2,878	$14	$(456)	$136,606	$(129,707)	$233	$6,691
Foreign currency translation adjustment	-	-	-	-	-	-	-	32	32
Net loss	-	-	-	-	-	-	(90)	-	(90)
Issuance of common stock upon vesting of restricted stock units	-	-	4	-	-	(8)	-	-	(8)
Cash paid to Series A preferred stockholders for semi-annual dividend	-	-	-	-	-	-	(8)	-	(8)
Non-cash stock based compensation	-	-	-	-	-	50	-	-	50
Balances at June 30, 2019	156	$1	2,882	$14	$(456)	$136,648	$(129,805)	$265	$6,667

Beginning balances at January 1, 2019	156	$1	2,875	$14	$(456)	$136,552	$(129,394)	$200	$6,917
Foreign currency translation adjustment	-	-	-	-	-	-	-	65	65
Net loss	-	-	-	-	-	-	(403)	-	(403)
Issuance of common stock upon vesting of restricted stock units	-	-	7	-	-	(13)	-	-	(13)
Cash paid to Series A preferred stockholders for semi-annual dividend	-	-	-	-	-	-	(8)	-	(8)
Non-cash stock based compensation	-	-	-	-	-	109	-	-	109
Balances at June 30, 2019	156	$1	2,882	$14	$(456)	$136,648	$(129,805)	$265	$6,667

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	For the six months ended June 30,
	2020	2019
Cash flows (used in) provided by operating activities:
Net loss	$(3,241)	$(403)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,058	1,454
Provision for doubtful accounts	133	27
Amortization of operating lease right-of-use-assets	146	144
Common stock issued for compensation in lieu of cash payment	61	-
Transfer of fixed assets to sales-type lease	-	6
Stock-based compensation	82	109
Gain from the asset sale of Stump! Trivia and OpinioNation	(1,265)	-
Gain from the termination of operating lease	(8)	-
Loss from the sale or disposition of assets	502	19
Impairment of capitalized software	238	1
Impairment of goodwill	662	-
Amortization of debt issuance costs	9	5
Changes in assets and liabilities:
Accounts receivable	975	384
Site equipment to be installed	(286)	465
Operating lease liabilities	(120)	(58)
Prepaid expenses and other assets	190	12
Accounts payable and accrued liabilities	(1,436)	(20)
Income taxes payable	13	(10)
Deferred costs	122	47
Deferred revenue	(84)	(866)
Other liabilities	(201)	23
Net cash (used in) provided by operating activities	(2,450)	1,339
Cash flows used in investing activities:
Capital expenditures	(20)	(79)
Capitalized software development expenditures	(130)	(639)
Net cash used in investing activities	(150)	(718)
Cash flows provided by (used in) financing activities:
Net proceeds from the sale of Stump! Trivia	1,166	-
Proceeds from long-term debt	1,625	-
Payments on long-term debt	(1,125)	(417)
Debt issuance costs on long-term debt	(3)	-
Principal payments on finance leases	(8)	(30)
Payment of preferred stockholders dividends	(8)	(8)
Payroll tax remitted on net share settlement of equity awards	(27)	(13)
Net cash provided by (used in) financing activities	1,620	(468)
Effect of exchange rate on cash and cash equivalents	6	39
Net (decrease) increase in cash, cash equivalents and restricted cash	(974)	192
Cash, cash equivalents and restricted cash at beginning of period	3,409	2,786
Cash, cash equivalents and restricted cash at end of period	$2,435	$2,978

Supplemental disclosures of cash flow information:
Cash paid during the period for:

Interest	$69	$116

Income taxes	$10	$24

Supplemental disclosure of non-cash investing and financing activities:

Site equipment transferred to fixed assets	$67	$381

Assets acquired under operating leases	$28	$53

Initial measurement of operating lease right-of-use assets and liabilities	$-	$3,458

Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$2,234	$2,727
Restricted cash	201	51
Restricted cash, long-term	-	200
Total cash, cash equivalents and restricted cash at end of period	$2,435	$2,978

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

The Company generates revenue by charging subscription fees to partners for access to its 24/7 trivia network, by selling and leasing tablet and hardware equipment for custom usage beyond trivia/entertainment, by selling digital-out-of-home (DOOH) advertising direct to advertisers and on national ad exchanges, by licensing its entertainment and trivia content to other entities, and by providing professional services such as custom game design or development of new platforms on its existing tablet form factor. Until February 1, 2020, the Company also generated revenue from hosting live trivia events. The Company sold all of its assets used to host live trivia events in January 2020.

At June 30, 2020, 1,219 venues in the U.S. and Canada subscribed to the Company’s interactive entertainment network. See Note 2 for more information regarding the impact of COVID-19 on these venues and the Company’s subscription revenues.

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

These condensed consolidated financial statements should be read with the audited consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2019. The accompanying condensed consolidated balance sheet as of December 31, 2019 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2020, or any other period.

Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

(2)	COVID-19 UPDATE

The negative impact of the COVID-19 pandemic on the restaurant and bar industry was abrupt and substantial, and the Company’s business, cash flows from operations and liquidity suffered, and continues to suffer, materially as a result. In many jurisdictions, including those in which the Company has many customers and prospective customers, restaurants and bars were ordered by the government to shut-down or close all on-site dining operations in the latter half of March 2020. Since then, governmental orders and restrictions impacting restaurants and bars in certain jurisdictions were eased or lifted as the number of COVID-19 cases decreased or plateaued, but as jurisdictions began experiencing a resurgence in COVID-19 cases, many jurisdictions reinstated such orders and restrictions, including mandating the shut-down of bars and the closing of all on-site dining operations of restaurants. The Company has experienced material decreases in subscription revenue, advertising revenue and cash flows from operations, which the Company expects to continue for at least as long as the restaurant and bar industry continues to be negatively impacted by the COVID-19 pandemic, and which may continue thereafter if restaurants and bars seek to reduce their operating costs or are unable to re-open even if restrictions within their jurisdictions are eased or lifted. For example, at its peak, approximately 70% of the Company’s customers had their subscriptions to our services temporarily suspended. As of August 5, 2020, approximately 35% of the Company’s customers remain on subscription suspensions. See Item 2 “—Liquidity and Capital Resources,” and “Item 1A. Risk Factors” in Part II of this report for additional information regarding the impact of the pandemic on the Company’s business and outlook.

While the Company expects the effects of COVID-19 to negatively impact its future results of operations, cash flows and financial position, the current level of uncertainty over the economic and operational impacts of COVID-19 means the related financial impact cannot be reasonably estimated at this time. The Company’s consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. Such estimates and assumptions affect, among other things, the allowance for doubtful accounts, site equipment to be installed, fixed assets, capitalized software development, goodwill and right-of-use assets. Events and changes in circumstances arising after the issuance of the financial statements as of and for the three and six months ended June 30, 2020, including those resulting from the impacts of COVID-19, will be reflected in management’s estimates for future periods.

(3)	going concern uncertainty

In connection with preparing its financial statements as of and for the three and six months ended June 30, 2020, the Company’s management evaluated whether there are conditions or events, considered in the aggregate, that are known and reasonably knowable that would raise substantial doubt about the Company’s ability to continue as a going concern through twelve months after the date that such financial statements are issued. During the three and six months ended June 30, 2020, the Company incurred a net loss of $2,023,000 and $3,241,000, respectively. As of June 30, 2020, the Company had $2,234,000 of unrestricted cash and total debt outstanding of $3,250,000. The total debt outstanding consists of $1,625,000 of principal outstanding under each of the Company’s term loan with Avidbank and the loan the Company received in April 2020 under the Paycheck Protection Program.

As a result of the impact of the COVID-19 pandemic on the Company’s business and taking into account its current financial condition and its existing sources of projected revenue and its projected subscription revenue, advertising revenue and cash flows from operations, the Company believes it will have sufficient cash resources to pay forecasted cash outlays only through October 2020, assuming Avidbank does not take actions to foreclose on the Company’s assets in the event the Company becomes out of compliance with its financial covenants, and the Company is able to continue to successfully manage its working capital deficit by managing the timing of payments to its vendors and other third parties.

Based on the factors described above, management concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern through the twelve month period subsequent to the issuance date of these financial statements. Management’s plans for addressing the liquidity shortfall include continuing efforts to raise additional capital through equity financings and alternative sources of debt. However, there can be no assurances that the Company will be able to raise sufficient capital when needed, on acceptable terms, or at all. In light of the substantial doubt regarding the Company’s ability to continue as a going concern through the twelve month period subsequent to the issuance date of these financial statements, the Company’s board of directors and its strategic committee continues to explore and evaluate strategic alternatives focused on maximizing shareholder value.

The accompanying condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

(4)	RESTRICTED CASH

At the commencement date of the Company’s lease for its corporate headquarters on December 1, 2018, the Company’s bank, Avidbank, issued a $250,000 letter of credit to the lessor as security, which amount was reduced by $50,000 on December 1, 2019 and was to be reduced by the same amount December 1 of each year thereafter, provided there has been no default under the lease. Avidbank required the Company to deposit $250,000 in a restricted cash account maintained with the bank, which amount was and would be reduced as the amount required under the letter of credit is reduced. The Company recorded the $250,000 deposit as restricted cash on its balance sheet, with $50,000 plus any earned interest being recorded in short-term restricted cash and the balance being recorded in long-term restricted cash.

In June 2020, the Company terminated its lease for its corporate headquarters, and as part of the consideration to the lessor for the early least termination, the lessor received the $200,000 of restricted cash provided for under the letter of credit in July 2020. (See Note 9 for more information on the lease termination.)

(5)	Revenue Recognition

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

The Company generates revenue by charging subscription fees to partners for access to its 24/7 trivia network, by selling and leasing tablet and hardware equipment for custom usage beyond trivia/entertainment, by selling DOOH advertising direct to advertisers and on national ad exchanges, by licensing its entertainment and trivia content to other entities, and by providing professional services such as custom game design or development of new platforms on its existing tablet form factor. Until February 1, 2020, the Company also generated revenue from hosting live trivia events. The Company sold all of its assets used to host live trivia events in January 2020.

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

ASC No. 606 specifies certain criteria that an arrangement with a customer must have in order for a contract to exist for purposes of revenue recognition, one of which is that it must be probable that the Company will collect the consideration to which it will be entitled under the contract. As a result of the impact that the COVID-19 pandemic has had, and continues to have, on the Company’s customers, the Company determined that due to the uncertainty of collectability of the subscription fees for certain customers, the Company’s arrangement with those customers no longer meets all the criteria needed for a contract to exist for revenue recognition purposes. Therefore, the Company did not recognize revenue for these customers and fully reserved for accounts receivable in the allowance for doubtful accounts. The Company only recognized revenue for the arrangements that continued to meet the contract criteria, including the criteria that collectability was probable.

Revenue Streams

The Company disaggregates revenue by material revenue stream as follows:

	Three months ended June 30,
	2020		2019
	$	% of Total Revenue	$	% of Total Revenue	$ Change	% Change
Subscription revenue	727,000	96.4%	3,800,000	73%	(3,073,000)	(80.9)%
Hardware revenue	26,000	3.4%	595,000	11%	(569,000)	(95.6)%
Other revenue	1,000	0.1%	831,000	16%	(830,000)	(99.9)%
Total	754,000	100.0%	5,226,000	100%	(4,472,000)	(85.6)%

	Six months ended June 30,
	2020		2019
	$	% of Total Revenue	$	% of Total Revenue	$ Change	% Change
Subscription revenue	2,726,000	87%	7,633,000	76%	(4,907,000)	(64)%
Hardware revenue	42,000	1%	800,000	8%	(758,000)	(95)%
Other revenue	380,000	12%	1,625,000	16%	(1,245,000)	(77)%
Total	3,148,000	100%	10,058,000	100%	(6,910,000)	(69)%

The following describes how the Company recognizes revenue under ASC No. 606.

Subscription Revenue - Prior to the COVID-19 pandemic, the Company recognized the recurring subscription fees it received for its services over time as customers received and consumed the benefits of such services, the Company’s equipment to access the Company’s content and the installation of the equipment. In general, customers pay for the subscription services during the month in which they receive the services. Due to the timing of providing the services and receiving payment for the services, the Company does not record any unbilled contract asset. Occasionally, a customer will prepay up to one year of services, in which case, the Company will record deferred revenue on the balance sheet related to such prepayment and will recognize the revenue over the time the customer receives the Company’s services. Revenue from installation services is also recorded as deferred revenue and recognized over the longer of the contract term and the expected term of the customer relationship using the straight-line method. The Company has certain contingent performance obligations with respect to repairing or replacing equipment and will recognize any revenue related to the performance of such obligations at the point in time the Company performs them.

As discussed above, as a result of the impact that the COVID-19 pandemic has had, and continues to have, on the Company’s customers, the Company determined that due to the uncertainty of collectability of the subscription fees for certain customers, the Company’s arrangement with those customers no longer meets all the criteria needed for a contract to exist for revenue recognition purposes. Therefore, the Company did not recognize revenue for these customers and fully reserved for accounts receivable in the allowance for doubtful accounts.

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

Live-hosted Trivia Revenue – As of February 1, 2020, the Company no longer has revenue related to hosting live- trivia events as a result of the sale of all of the Company’s assets used to host live trivia events in January 2020. The Company recognized revenue from hosting live-trivia events at a point in time, which is when the event took place. Some customers hosted their own trivia events and the Company provided the game materials. In those cases, the Company recognized the revenue at the point in time the Company sent the game materials to the customer. The Company recognized related costs at the same point in time the revenue was recognized. Generally, there was no unbilled revenue or deferred revenue associated with live-hosted trivia events.

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

Revenue Concentrations

The Company’s customers predominantly range from small independently operated bars and restaurants to bars and restaurants operated by national chains. This results in diverse venue sizes and locations. As of June 30, 2019, 2,609 venues in the U.S. and Canada subscribed to the Company’s interactive entertainment network, of which approximately 47% were Buffalo Wild Wings corporate-owned restaurants and its franchisees. As of June 30, 2020, the number declined to 1,219 venues, primarily due to the termination of its agreements with Buffalo Wild Wings corporate-owned restaurants and most of its franchisees in November 2019 in accordance with their terms and also in part to customers terminating their subscriptions or going out of business relating to the effects of the COVID-19 pandemic on their business.

The table below sets forth the approximate amount of revenue the Company generated from Buffalo Wild Wings corporate-owned restaurants and its franchisees during the three and six months ended June 30, 2020 and 2019, and the percentage of total revenue that such amount represents for such periods:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Buffalo Wild Wings revenue	$49,000	$2,279,000	$151,000	$4,215,000
Percent of total revenue	6%	44%	5%	42%

As of June 30, 2020 and December 31, 2019, approximately $131,000 and $158,000, respectively, was included in accounts receivable from Buffalo Wild Wings corporate-owned restaurants and its franchisees.

The geographic breakdown of the Company’s revenue for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
United States	$722,000	$5,063,000	$2,393,000	$9,724,000
Canada	32,000	163,000	755,000	334,000
Total revenue	$754,000	$5,226,000	$3,148,000	$10,058,000

Contract Assets and Liabilities

The Company enters into contracts and may recognize contract assets and liabilities that arise from these contracts. The Company recognizes revenue and corresponding cash for customers who auto pay via their bank account or credit card, or the Company recognizes a corresponding accounts receivable for customers the Company invoices. The Company may receive consideration from customers, per the terms of the contract, prior to transferring goods or services to the customer. In such instances, the Company records a contract liability and recognizes the contract liability as revenue when all revenue recognition criteria are met. The table below shows the balance of contract liabilities as of January 1, 2020 and June 30, 2020, including the change during the period.

Deferred Revenue
Balance at January 1, 2020	$460,000
New performance obligations	184,000
Revenue recognized	(266,000)
Balance at June 30, 2020	378,000
Less non-current portion	(1,000)
Current portion at June 30, 2020	$377,000

The Company capitalizes installation costs associated with installing equipment in a customer location and sales commissions as a deferred cost asset on the balance sheet. For installation costs that are of an amount that is less than or equal to the deferred installation revenue for the related contract, the amortization period approximates the longer of the contract term and the expected term of the customer relationship. For any excess installation costs that exceed the deferred revenue, the amortization period of the excess cost is the initial term of the contract, which is generally one to two years because the Company can still recover that excess cost in the initial term of the contract. The Company amortizes commission costs over the longer of the contract term and the expected term of the customer relationship. The table below shows the balance of the unamortized installation cost and sales commissions as of January 1, 2020 and June 30, 2020, including the change during the period.

	Installation Costs	Sales Commissions	Total Deferred Costs
Balance at January 1, 2020	$187,000	$87,000	$274,000
Incremental costs deferred	74,000	54,000	128,000
Deferred costs recognized	(157,000)	(93,000)	(250,000)
Balance at June 30, 2020	104,000	48,000	152,000

(6)	Basic and Diluted Earnings Per Common Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, without consideration of potential common shares. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding plus potential common shares. Stock options, restricted stock units, and other convertible securities are considered potential common shares and are included in the calculation of diluted net loss per share using the treasury method when their effect is dilutive. Options, restricted stock units and convertible preferred stock representing approximately 169,000 and 247,000 shares of common stock were excluded from the computations of diluted net loss per common share for the three and six months ended June 30, 2020 and 2019, respectively, as their effect was anti-dilutive.

(7)	SHAREHOLDERS’ EQUITY

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

The 2019 Plan provides for the issuance of up to 240,000 shares of Company common stock. Awards under the 2019 Plan may be granted to officers, directors, employees and consultants of the Company. Stock options granted under the 2019 Plan may either be incentive stock options or nonqualified stock options, have a term of up to ten years, and are exercisable at a price per share not less than the fair market value on the date of grant. As of June 30, 2020, there were stock options to purchase approximately 2,000 shares of common stock and 114,000 restricted stock units outstanding under the 2019 Plan.

As a result of stockholder approval of the 2019 Plan in June 2019, no future grants will be made under the 2010 Plan. All awards that are outstanding under the 2010 Plan will continue to be governed by the 2010 Plan until they are exercised or expire in accordance with the terms of the applicable award or the 2010 Plan. As of June 30, 2020, there were stock options to purchase approximately 26,000 shares of common stock and 15,000 restricted stock units outstanding under the 2010 Plan.

The 2014 Plan provides for the grant of up to 85,000 share-based awards to a new employee as an inducement material to the new employee entering into employment with the Company and expires in September 2024. As of June 30, 2020, there were no equity grants outstanding under the 2014 Plan.

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

The Company did not grant any stock options and no options were exercised during the three or six months ended June 30, 2020. During the three and six months ended June 30, 2019, the Company granted stock options to purchase approximately 2,000 shares of common stock, and no options were exercised.

The Company estimates forfeitures, based on historical activity, at the time of grant and revised if necessary in subsequent periods if actual forfeiture rates differ from those estimates. Stock-based compensation expense for the three months ended June 30, 2020 and 2019 was $43,000 and $50,000, respectively, and $82,000 and $109,000 for the six months ended June 30, 2020 and 2019, respectively, and is expensed in selling, general and administrative expenses and credited to additional paid-in-capital.

Outstanding restricted stock units (“RSUs”) are settled in an equal number of shares of common stock on the vesting date of the award. An RSU award is settled only to the extent vested. Vesting generally requires the continued employment or service by the award recipient through the respective vesting date. Because RSUs are settled in an equal number of shares of common stock without any offsetting payment by the recipient, the measurement of cost is based on the quoted market price of the stock at the measurement date, which is the grant date. During the three months ended June 30, 2020, the Company granted 20,000 RSUs. No RSUs were granted during the three months ended June 30, 2019. During the six months ended June 30, 2020 and 2019, the Company granted 172,000 and 47,000 RSUs, respectively. The RSUs granted during 2019 vest over 36 months, with the first tranche vesting on the six month anniversary of the grant date, then in 30 substantially equal installments thereafter. The RSUs granted during 2020 vest quarterly over 24 months.

The following table shows the number of RSUs that vested and were settled during the three and six months ended June 30, 2020 and 2019, as well as the number of shares of common stock issued upon settlement. In lieu of paying cash to satisfy withholding taxes due upon the settlement of vested RSUs, an employee may elect to have shares of common stock withheld that would otherwise be issued at settlement, the value of which is equal to the amount of withholding taxes payable.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Restricted stock units vested and settled	16,000	7,000	20,000	11,000
Common stock issued, net of shares withheld	12,000	4,000	14,000	7,000

(8)	DEBT

Term Loan

In September 2018, the Company entered into a loan and security agreement with Avidbank for a 48-month term loan in the amount of $4,000,000. In February 2020, the Company made a pre-payment on the term loan of approximately $150,000 following the sale of all of the Company’s assets used to conduct the live-hosted knowledge-based trivia events in January 2020. In March 2020, the Company and Avidbank entered into an amendment to the loan and security agreement (“Amendment #1”). In connection with entering into Amendment #1, the Company made a $433,000 payment on the term loan, which included the $83,333 monthly principal payment plus accrued interest for March 2020 and a $350,000 principal prepayment, thereby reducing the outstanding principal balance of the term loan to $2,000,000 as of March 31, 2020.

The Company incurred approximately $26,000 of debt issuance costs related to loan and security agreement and its amendment, of which approximately $3,000 was related to Amendment #1. The debt issuance costs are being amortized to interest expense using the effective interest rate method over the life of the loan. The unamortized balance of the debt issuance costs as of June 30, 2020 and December 31, 2019 was $5,000 and $11,000, respectively, and is recorded as a reduction of long-term debt.

Under the terms of Amendment #1, the Company’s financial covenants were changed as described below, the maturity date was changed from September 28, 2022 to December 31, 2020, and the amount of the Company’s monthly payment obligations increased as described below.

Before entering into Amendment #1, the Company’s adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) was required to be at least $1,000,000 for the trailing six-month period as of the last day of each fiscal quarter and the aggregate amount of unrestricted cash it had in deposit accounts or securities accounts maintained with Avidbank must be not less than $2,000,000 at all times. Under the terms of Amendment #1, the minimum EBITDA covenant was replaced with a monthly minimum asset coverage ratio covenant, which the Company refers to as the ACR covenant, and the minimum liquidity covenant was amended to provide that the aggregate amount of unrestricted cash the Company has in deposit accounts or securities accounts maintained with Avidbank must be at all times not less than the principal balance outstanding under the term loan. Under the ACR covenant, the ratio of (i) the Company’s unrestricted cash at Avidbank as of the last day of a calendar month plus 75% of its outstanding accounts receivable accounts that are within 90 days of invoice date to (ii) the outstanding principal balance of the term loan on such day must be no less than 1.25 to 1.00. As of June 30, 2020, the Company was in compliance with both of those covenants.

Before entering into Amendment #1, the Company was required to make monthly principal payments of approximately $83,000 plus accrued and unpaid interest. Under the terms of the amendment, the monthly principal payment increased to $125,000 for each of April, May and June 2020, to $300,000 for each of July, August, September, October and November 2020, and to $125,000 for December 2020. As of June 30, 2020, the outstanding principal balance of the term loan was $1,625,000.

On June 1, 2020, the Company and Avidbank entered into an amendment to the loan and security agreement to formally memorialize Avidbank’s consent to the Company receiving the PPP Loan (as defined below). Avidbank initially consented to the Company receiving the PPP loan in April 2020.

Paycheck Protection Program Loan

On April 18, 2020, the Company issued a note in the principal amount of approximately $1,625,000 to Level One Bank evidencing the loan (the “PPP Loan”) the Company received under the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act administered by the U.S. Small Business Administration (the “CARES Act”). As of June 30, 2020, the outstanding principal balance of the PPP Loan was approximately $1,625,000.

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

(9)	LEASES

As Lessee

The Company has operating leases for its warehouse facility and for equipment under agreements that expire at various dates through 2023. Certain of these leases contain renewal provisions and the warehouse lease requires the Company to pay utilities, insurance, taxes and other operating expenses. The Company terminated its lease for its corporate headquarters as of June 30, 2020, which is discussed further below. The Company also has property held under finance leases that expire at various dates through 2021. The Company’s leases do not contain any residual value guarantees or material restrictive covenants.

Upon adoption of ASC No. 842, Leases (“ASC No. 842”), the Company recognized on its consolidated balance sheet as of January 1, 2019 an initial measurement of approximately $3,458,000 of operating lease liabilities and approximately $2,336,000 of corresponding operating right-of use assets, net of tenant improvement allowances, the amounts of which were primarily related to the Company’s corporate headquarters. The initial measurement of the finance leases under ASC No. 842 did not have a material change from the balances of the finance lease liabilities and assets recorded prior to the adoption of ASC No. 842. There was also no cumulative effect adjustment to retained earnings as a result of the transition to ASC No. 842. The Company recorded the initial recognition of the operating leases as a supplemental noncash financing activity on the accompanying consolidated statement of cash flows. The adoption of ASC No. 842 did not have a material impact on the Company’s consolidated statement of operations.

Lease Termination

As part of the Company’s on-going efforts to implement measures designed to reduce operating expenses and preserve capital as it continues to seek to mitigate the substantial negative impact of the COVID-19 pandemic on the Company’s business, on June 25, 2020, the Company entered into a Lease Termination, Surrender and Buy-Out Agreement (the “Lease Termination Agreement”) with Burke Aston Partners, LLC (the “Lessor”) to terminate, effective June 30, 2020, the lease dated July 26, 2018 for the Company’s corporate headquarters. Absent the Lease Termination Agreement, the lease would have expired in accordance with its terms in April 2026. Since January 1, 2020, the Company reduced its headcount from 74 to 19 employees, all of whom are currently working remotely, and the Company did not currently need a corporate headquarters of the size subject to that lease. After paying all the amounts the Company potentially could be required to pay under the Lease Termination Agreement, including both contingent payments described below, the Company will have reduced its future cash obligations under the lease by approximately $3.5 million as compared to the amount of rent the Company would have otherwise paid if the lease remained in effect for the duration of its original term.

Pursuant to the Lease Termination Agreement, in exchange for allowing the Company to terminate the lease early, the Company agreed to (i) allow the Lessor to keep its security deposits of approximately $260,000, which includes $200,000 of restricted cash under a letter of credit, (ii) pay the Lessor approximately $121,000 for past due rent, and (iii) pay the Lessor $80,000 if the Company sells all or any material part of its assets or all or any material part of its equity interests and $5,000 if the Lessor needs to dispose of furniture that remained in the office space.

As a result of the lease termination, the Company recorded a gain on the termination of the lease of approximately $8,000 during the three months ended June 30, 2020, which includes writing off the remaining balances of the right-of-use asset of approximately $1,913,000 and the corresponding lease liability of approximately $3,135,000, applying the principal portion of past due rents to be paid in July 2020 of approximately $64,000, writing off of the unamortized tenant improvement allowance of approximately $890,000, and applying the security deposit of approximately $260,000.

Additionally, as part of the lease termination and vacating the facility, the Company recorded a loss on the disposal of fixed assets of approximately $282,000 during the three months ended June 30, 2020, which includes approximately $197,000 in furniture and fixtures and the Company’s vehicle, and $85,000 in other leasehold improvement assets.

The tables below show the beginning balances of the operating lease right-of-use assets and liabilities as of January 1, 2019 and the ending balances as of June 30, 2020, including the changes during the periods.

Operating lease right-of-use assets
Operating lease right-of use assets at January 1, 2020	$2,101,000
Amortization of operating lease right-of-use assets	(146,000)
Addition of operating lease right-of -use asset	28,000
Write-off of right-of-use asset related to January 2020 asset sale	(26,000)
Write-off of right-of-use asset due to lease termination	(1,913,000)
Operating lease right-of-use assets at June 30, 2020	$44,000

Operating lease liabilities
Operating lease liabilities at January 1, 2020	$3,300,000
Principal payments on operating lease liabilities	(120,000)
Addition of operating lease liability	28,000
Write-off of lease liability related to January 2020 asset sale	(27,000)
Write-off of lease liability related to lease termination	(3,135,000)
Operating lease liabilities at June 30, 2020	46,000
Less non-current portion	(28,000)
Current portion at June 30, 2020	$18,000

As of June 30, 2020, the Company’s operating leases have a weighted-average remaining lease term of 2.1 years and a weighted-average discount rate of 6.23%. The maturities of the operating lease liabilities are as follows:

As of
June 30, 2020
2020	$26,000
2021	8,000
2022	8,000
2023	8,000
Total operating lease payments	50,000
Less imputed interest	(4,000)
Present value of operating lease liabilities	$46,000

For the three months ended June 30, 2020 and 2019, total lease expense under operating leases was approximately $131,000 and $135,000, respectively. For the six months ended June 30, 2020 and 2019, total lease expense under operating leases was approximately $264,000 and $270,000, respectively. Lease expense is recorded in selling, general and administrative expenses.

The tables below show the beginning balances of the finance lease right-of-use assets and liabilities as of January 1, 2020 and the ending balances as of June 30, 2020, including the changes during the periods. The Company’s finance lease right-of-use assets are included in “Fixed assets, net” on the accompanying consolidated balance sheet.

Finance lease right-of-use assets
Finance lease right-of use assets at January 1, 2020	$41,000
Depreciation of finance lease right-of-use assets	(10,000)
Finance lease right-of-use assets at June 30, 2020	$31,000

Finace lease liabilities
Finance lease liabilities at January 1, 2020	$41,000
Principal payments on finance lease liabilities as of June 30, 2020	(8,000)
Finance lease liabilities at June 30, 2020	33,000
Less non-current portion	(9,000)
Current portion at June 30, 2020	$24,000

As of June 30, 2020, the Company’s finance leases have a weighted-average remaining lease term of 1.4 years and a weighted-average discount rate of 5.52%. The maturities of the finance lease liabilities are as follows:

As of
June 30, 2020
2020	13,000
2021	21,000
Total Finance lease payments	34,000
Less imputed interest	(1,000)
Present value of Finance lease liabilities	$33,000

For the three months ended June 30, 2020 and 2019, total lease costs under finance leases were approximately $4,000 and $10,000, respectively. For the six months ended June 30, 2020 and 2019, total lease costs under finance leases were approximately $10,000 and $32,000, respectively.

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

Sales-type leases. As with the contracts under right-of-use operating leases, certain customers enter into contracts to obtain subscription services from the Company, which includes the Company’s content (nonlease component) and equipment installed in the customer locations so the customer can access the content (lease component). Generally, the equipment lease term is for three years and the customer prepays its lease in full. After the lease term, the lessee may purchase the equipment for a nominal fee or lease new equipment. Although the timing and pattern of the transfer of both the subscription services and the equipment may be the same, the provisions of the contract related to the equipment results in a sales-type lease, and therefore, the Company cannot treat both the nonlease component and the lease component as a combined component. Accordingly, the nonlease component is accounted for under Topic 606 and the sales-type lease is accounted for under Topic 842 and separately disaggregated on the Company’s statement of operations. The Company does not anticipate entering into any sales-type lease arrangements after December 31, 2019. The Company has not recognized any sales-type lease revenue for the three or six months ended June 30, 2020.

(10)	DISPOSITION OF SITE EQUIPMENT TO BE INSTALLED AND FIXED ASSETS

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

The COVID-19 pandemic has had, and continues to have, a significant adverse impact on the Company’s business, cash flows from operations and liquidity. However, based on the cash flows the Company is receiving from its customers during the pandemic and the future undiscounted cash flows the Company expects to receive from these customers, the Company has determined that recoverability of the carrying amounts of its site equipment to be installed and the site equipment in fixed assets is probable and, therefore, during the three months ended June 30, 2020, the Company did not record any impairment charges on these assets, other than disposals of approximately $32,000 in the ordinary course of business.

As previously discussed, the Company terminated its lease for its corporate headquarters and vacated the facility as of June 30, 2020. (See Note 9) As a result, during the three months ended June 30, 2020, the Company wrote-off approximately $890,000 of unamortized tenant improvement allowance that is recorded as part of the gain on termination of lease, as well as approximately $85,000 in leasehold improvement assets and $197,000 in furniture and fixtures and the Company’s vehicle. For the three months ended June 30, 2019, the Company wrote off approximately $10,000 of assets in the ordinary course of business.

For the six months ended June 30, 2020 and 2019, the Company wrote off approximately $1,392,000 and $19,000, respectively, of site equipment to be installed and fixed assets. For the six months ended June 30, 2020, the Company wrote off $890,000 of unamortized tenant improvement allowance, which was recorded as part of the gain on lease termination, plus $502,000 of other fixed assets, which includes $197,000 of furniture and fixtures, $85,000 in leasehold improvements and approximately $220,000 related to older equipment it determined would no longer be deployed. The Company will continue to monitor the recoverability of its site equipment and other fixed assets as it relates to the continued impact of the COVID-19 pandemic and will recognize any additional write-offs during the period in which it determines that impairment exists.

(11)	SOFTWARE DEVELOPMENT COSTS

The Company capitalizes costs related to developing certain software programs in accordance with ASC No. 350, Intangibles – Goodwill and Other. When the Company deploys the programs, it begins to recognize costs related to the programs on a straight-line basis over the programs’ estimated useful lives, generally two to three years. Amortization expense relating to capitalized software development costs totaled $144,000 and $96,000 for the three months ended June 30, 2020 and 2019, respectively, and $293,000 and $193,000 for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020 and December 31, 2019, approximately $53,000 and $177,000, respectively, of capitalized software costs were not subject to amortization as the development of various software projects was not complete.

The Company performed its quarterly review of software development projects for the three and six months ended June 30, 2020 and 2019, and determined to abandon various software development projects that the Company concluded were no longer a current strategic fit or for which it determined that the marketability of the content had decreased due to obtaining additional information regarding the specific industry for which the content was intended. As a result, the Company recognized an impairment charge of $100,000 for the three months ended June 30, 2020. There was no impairment charge for the three months ended June 30, 2019. For the six month ended June 30, 2020 and 2019, the Company recognized impairment charges of $238,000 and $1,000, respectively. Impairment of capitalized software is shown separately on the Company’s consolidated statement of operations.

Taking into consideration the impact the COVID-19 pandemic has had, and continues to have, on the Company’s business, the Company determined that based on the future undiscounted cash flows the Company expects to receive from its customers, recoverability of the carrying amounts of capitalized software development costs is probable and, therefore, no additional impairment charges were required to be recognized other than as discussed above. The Company will continue to monitor the recoverability of these assets as it relates to the continued impact of the COVID-19 pandemic on the Company’s business and recognize any additional write-offs during the period in which it determines that impairment exists.

(12)	GOODWILL

The Company’s goodwill balance of $696,000 as of December 31, 2019 relates to the excess of costs over the fair value of assets the Company acquired in 2003 related to its Canadian business (the “Reporting Unit”). In the Company’s evaluation of impairment indicators as of March 31, 2020, it determined that the uncertainty relating to the impact of the COVID-19 pandemic on the Reporting Unit’s future operating results represented an indicator of impairment. Accordingly, the Company compared the estimated fair value of the Reporting Unit to its carrying value at March 31, 2020, determined that a full impairment loss was warranted and recognized an impairment charge of $662,000 for the three months ended March 31, 2020. No further evaluations are necessary after March 31, 2020. There was no goodwill impairment recorded for the three or six months ended June 30, 2019.

In addition to the impairment loss recognized, fluctuations in the amount of goodwill shown on the accompanying balance sheets can occur due to changes in the foreign currency exchange rates used when translating NTN Canada’s financial statement from Canadian dollars to US dollars during consolidation. The following table shows the changes in the carrying amount of goodwill for the six months ended June 30, 2020.

Goodwill balance at January 1, 2020	$696,000
Activity for the three months ended March 31, 2020
Effects of foreign currency	(34,000)
Goodwill impairment	(662,000)
Goodwill balance at March 31, 2020	-
Goodwill balance at June 30, 2020	$-

(13)	ACCUMULATED OTHER COMPREHENSIVE INCOME

The United States dollar is the Company’s functional currency, except for its operations in Canada where the functional currency is the Canadian dollar. The financial position and results of operations of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. In accordance with ASC No. 830, Foreign Currency Matters, revenues and expenses of the Company’s foreign subsidiaries have been translated into U.S. dollars using the average exchange rates during the reporting period, and the assets and liabilities of such subsidiaries have been translated using the period end exchange rate. Accumulated other comprehensive income includes the accumulated gains or losses from these foreign currency translation adjustments. As of June 30, 2020 and December 31, 2019, $240,000 and $268,000 of foreign currency translation adjustments were recorded in accumulated other comprehensive income, respectively.

(14)	RECENT ACCOUNTING PRONOUNCEMENTS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This report and the documents incorporated by reference herein, if any, contain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, or the Forward-Looking Statements Safe Harbor, as codified in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts could be deemed forward-looking statements. We have tried, whenever possible, to identify these statements by using words such as “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “seeks,” or words of similar meaning, or future or conditional verbs, such as “may,” “will,” “should,” “could,” “aims,” “intends” or “projects,” and similar expressions, whether in the negative or the affirmative. Forward-looking statements reflect management’s beliefs and assumptions, are all based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Forward-looking statements by their nature address matters that are, to different degrees, subject to risks and uncertainties that could cause actual results to differ materially and adversely from those expressed in any forward-looking statement. For us, particular factors that might cause or contribute to such differences include: (1) our ability to raise substantial capital in the very near-term to allow us to maintain operations and sustain the negative impact of the COVID-19 pandemic on our business and financial condition, and if we are able to sustain such impact, our ability to recover from the impact; (2) our ability to successfully manage our liquidity and our working capital deficit by managing the timing of payments to our third parties; (3) our ability to comply with our financial covenants in our loan and security agreement with Avidbank and its right to declare a default if we do not, which could lead to all payment obligations becoming immediately due and payable and which could lead to a foreclosure on our assets; (4) when, and the extent to which, the negative impact of the pandemic will improve, including when a substantial majority of restaurants across the U.S. and Canada will be permitted to offer on-site dining and operate at or close to pre-pandemic levels or when a substantial majority of bars across the U.S. and Canada will be permitted to re-open and operate at or close to pre-pandemic levels, when our customers will re-open, or if they will subscribe to our service if and when they do; (5) the negative impact that measures we implemented and may implement to reduce our operating expenses and planned capital expenses (including investments in our business) may have on our ability to effectively manage and operate our business; (6) our ability to maintain or grow our revenue; (7) with respect to our strategic process, the risk that we may not enter into a definitive agreement for a potential transaction or, if we do, that the potential transaction will not be completed; (8) our ability to compete effectively within the highly competitive interactive games, entertainment and marketing services industries, including our ability to successfully commercially launch attractive product offerings, and the impact of new products and technological change, especially in the mobile and wireless markets, on our operations and competitiveness; (9) our ability to adequately protect our proprietary rights and intellectual property; and (10) the other risks and uncertainties described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (our “2019 10-K”), and described in other documents we file from time to time with the Securities and Exchange Commission, or SEC, including our Current Reports on Form 8-K and our Quarterly Reports on Form 10-Q filed with the SEC thereafter. To the extent the impact of the COVID-19 pandemic adversely affects our business, operations, financial condition and operating results, it may also have the effect of heightening many of the other risks described in Part I, Item 1A “Risk Factors” included in our 2019 10-K.

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

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to, and should be read with, the accompanying unaudited condensed consolidated financial statements and notes, included in Item 1 of this Quarterly Report on Form 10-Q, to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. All dollar amounts in this discussion are rounded to the nearest thousand. Our discussion is organized as follows:

●	Overview and Highlights. This section describes our business and significant events and transactions we believe are important in understanding our financial condition and results of operations.

●	Critical Accounting Policies. This section lists our significant accounting policies, including any material changes in our critical accounting policies, estimates and judgments during the three and six months ended June 30, 2020 from those described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2019 10-K.

●	Results of Operations. This section provides an analysis of our results of operations presented in the accompanying unaudited condensed consolidated statements of operations by comparing the results for the three and six months ended June 30, 2020 to the results for the three and six months ended June 30, 2019.

●	Liquidity and Capital Resources. This section provides an analysis of our historical cash flows, and our future capital requirements.

●	Recent Accounting Pronouncements. This section provides information related to new or updated accounting guidance that may impact our consolidated financial statements.

●	Off-Balance Sheet Arrangements. This section provides information related to any off-balance sheet arrangement we may have that would affect our consolidated finance statements.

OVERVIEW AND HIGHLIGHTS

About Our Business and How We Talk About It

We deliver interactive entertainment and innovative technology to our partners in a wide range of verticals – from bars and restaurants to casinos and senior living centers. By enhancing the overall guest experience, we believe we help our hospitality partners acquire, engage, and retain patrons.

Through social fun and friendly competition, our platform creates bonds between our hospitality partners and their patrons, and between patrons themselves. We believe this unique experience increases dwell time, revenue, and repeat business for venues – and has also created a large and engaged audience which we connect with through our in-venue TV network. Until the significant disruptions to the restaurant and bar industry resulting from the COVID-19 pandemic that began in March 2020, over 1 million hours of trivia, card, sports and arcade games were played on our network each month. Since the pandemic, approximately 100,000 hours per month of such games have been played on our network each month.

We generate revenue by charging subscription fees to our partners for access to our 24/7 trivia network, by selling and leasing tablet and hardware equipment for custom usage beyond trivia/entertainment, by selling digital-out-of-home (DOOH) advertising direct to advertisers and on national ad exchanges, by licensing our entertainment and trivia content to other parties, and by providing professional services such as custom game design or development of new platforms on our existing tablet form factor. Until February 1, 2020, we also generated revenue from hosting live trivia events. We sold all our assets used to host live trivia events in January 2020.

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

Recent Developments

COVID-19 Impact

The negative impact of the COVID-19 pandemic on the restaurant and bar industry was abrupt and substantial, and our business, cash flows from operations and liquidity suffered, and continues to suffer, materially as a result. In many jurisdictions, including those in which we have many customers and prospective customers, restaurants and bars were ordered by the government to shut-down or close all on-site dining operations in the latter half of March 2020. Since then, governmental orders and restrictions impacting restaurants and bars in certain jurisdictions were eased or lifted as the number of COVID-19 cases decreased or plateaued, but as jurisdictions began experiencing a resurgence in COVID-19 cases, many jurisdictions reinstated such orders and restrictions, including mandating the shut-down of bars and the closing of all on-site dining operations of restaurants. We have experienced material decreases in subscription revenue, advertising revenue and cash flows from operations, which we expect to continue for at least as long as the restaurant and bar industry continues to be negatively impacted by the COVID-19 pandemic, and which may continue thereafter if restaurants and bars seek to reduce their operating costs or are unable to re-open even if restrictions within their jurisdictions are eased or lifted. For example, at its peak, approximately 70% of our customers had their subscriptions to our services temporarily suspended. As of August 5, 2020, approximately 35% of our customers remain on subscription suspensions.

In response to the impact of the pandemic on our business, we implemented measures to reduce our operating expenses and preserve capital, and we may implement additional measures in the future.

●	We reduced our headcount (as of August 5, 2020, we have 19 employees, all of whom are currently working remotely, compared to 74 at December 31, 2019).

●	Our chief executive officer agreed to defer payment of 45% of his base salary between May 1, 2020 and October 31, 2020 until the earlier of October 31, 2020 or such time as our board of directors determines in good faith that we are in the financial position to pay his accumulated deferred salary. As of June 30 2020, we have accrued approximately $21,000 related to our chief executive officer’s deferred compensation.

●	We terminated the lease for our corporate headquarters, resulting in a reduction in our future cash obligations under the lease by approximately $3.4 million (see Note 9 to the unaudited condensed consolidated financial statements included herein).

●	We substantially eliminated all capital projects and are aggressively managing our payables to limit further cash outlays and manage our working capital.

Our current focus is on maintaining operations and exploring and evaluating strategic alternatives focused on maximizing shareholder value as discussed below under “—Strategic Process”. We are allocating limited resources to product development, marketing and sales. See “—Liquidity and Capital Resources,” below, and “Item 1A. Risk Factors” in Part II of this report for additional information regarding the impact of the pandemic on our business and outlook.

Paycheck Protection Program Loan

In April 2020, we received a loan of approximately $1,625,000 under the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act administered by the U.S. Small Business Administration. The loan matures on April 18, 2022 and bears interest at a rate of 1.0% per annum. We must make monthly interest only payments beginning on November 18, 2020. One final payment of all unforgiven principal plus any accrued unpaid interest is due at maturity. See “—Liquidity and Capital Resources,” below.

Strategic Process

Our board of directors and its strategic committee continues to explore and evaluate strategic alternatives focused on maximizing shareholder value, while also exploring and evaluating financing alternatives to increase the likelihood that we will be able to avoid a restructuring, which may include a reorganization, bankruptcy, assignment for the benefit of creditors, or a dissolution, liquidation and/or winding up, in the event the strategic process does not result in a transaction.

As previously reported, we entered into a non-binding letter of intent for a potential strategic transaction with a third party. The letter of intent is only a mutual indication of interest in the potential transaction by both parties and does not represent any legally binding commitment or obligation on the part of either party with respect to the potential transaction. The terms of the potential transaction, if any, are subject to a number of contingencies, including the performance of due diligence and the negotiation and execution of a definitive agreement. The parties are currently performing due diligence and negotiating a definitive agreement. No assurances are, or can be given, that the parties will enter into a definitive agreement for the potential transaction, or that even if such agreement is entered into, that the potential transaction will be consummated.

Our board of directors has not set a timetable for the strategic process, and no assurance can be given as to the outcome of the process. We do not intend to disclose additional details regarding the strategic process unless and until further disclosure is appropriate or necessary.

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

There have been no material changes in our critical accounting policies, estimates and judgments during the three months ended June 30, 2020 from those described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2019 10-K.

RESULTS OF OPERATIONS

We incurred a net loss of $2,023,000 and $3,241,000 for the three and six months ended June 30, 2020, compared to a net loss of $90,000 and $403,000 for the three and six months ended June 30, 2019.

Revenue

We generate revenue by charging subscription fees to our partners for access to our 24/7 trivia network, by selling and leasing tablet and hardware equipment for custom usage beyond trivia/entertainment, by selling DOOH advertising direct to advertisers and on national ad exchanges, by licensing our entertainment and trivia content to other parties, and by providing professional services such as custom game design or development of new platforms on our existing tablet form factor. Until February 1, 2020, we also generated revenue from hosting live trivia events. We sold all our assets used to host live trivia events in January 2020. The table below summarizes the type of revenue we generated for the three and six months ended June 30, 2020 and 2019 and the change in such revenue between the two periods:

	Three months ended June 30,
	2020		2019
	$	% of Total Revenue	$	% of Total Revenue	$ Change	% Change
Subscription revenue	727,000	96.4%	3,800,000	73%	(3,073,000)	(80.9)%
Hardware revenue	26,000	3.4%	595,000	11%	(569,000)	(95.6)%
Other revenue	1,000	0.1%	831,000	16%	(830,000)	(99.9)%
Total	754,000	100.0%	5,226,000	100%	(4,472,000)	(85.6)%

	Six months ended June 30,
	2020		2019
	$	% of Total Revenue	$	% of Total Revenue	$ Change	% Change
Subscription revenue	2,726,000	87%	7,633,000	76%	(4,907,000)	(64)%
Hardware revenue	42,000	1%	800,000	8%	(758,000)	(95)%
Other revenue	380,000	12%	1,625,000	16%	(1,245,000)	(77)%
Total	3,148,000	100%	10,058,000	100%	(6,910,000)	(69)%

Subscription Revenue

The decrease in subscription revenue for the three and six months ended June 30, 2020 was due to lower average site count, lower average revenue per site and the impact of the COVD-19 pandemic on our business when compared to the same periods in 2019. We previously reported that our subscription revenue would materially decrease beginning in the first quarter of 2020 if we did not add network subscribers or other revenue sources sufficient to replace the revenue historically received from Buffalo Wild Wings corporate-owned restaurants and its franchisees, after our existing relationships with BWW terminated in November 2019. To date, we have not offset the lost subscription revenue from Buffalo Wild Wings corporate-owned restaurants and its franchisees, and, in light of the substantial negative impact the pandemic has had, continues to have and is expected to continue to have, on the restaurant and bar industry and on our business, and taking into account the measures we implemented in response to the impact of the pandemic on our business to reduce operating expenses and preserve capital, including reducing our headcount and sales and marketing team, we do not expect that will be able to do so in the foreseeable future.

Because shelter-in-place orders and governmental orders and restrictions on the operations of restaurants and bars to shut-down or close all on-site dining were generally issued toward the end of the first quarter of 2020, the negative impacts of the COVID-19 pandemic on our subscription revenue were significantly greater in the second quarter of 2020 compared to the first quarter of 2020. We expect that our subscription revenue will continue to suffer during the third quarter of 2020 and thereafter as a result of the pandemic, including because we expect governmental orders and restrictions impacting restaurants and bars will remain in effect or be reinstated in response to resurgences in COVID-19 cases. See “Item 1A. Risk Factors” in Part II of this report for additional information regarding the impact of the pandemic on our business and outlook.

ASC No. 606 specifies certain criteria that an arrangement with a customer must have in order for a contract to exist for purposes of revenue recognition, one of which is that it must be probable that we will collect the consideration to which we will be entitled under the contract. As a result of the impact that the COVID-19 pandemic has had, and continues to have, on our customers, we determined that due to the uncertainty of collectability of the subscription fees for certain customers, our arrangement with those customers no longer meets all the criteria needed for a contract to exist for revenue recognition purposes. Therefore, we did not recognize revenue for these customers and fully reserved for accounts receivable in the allowance for doubtful accounts. We only recognize revenue for the arrangements that continued to meet the contract criteria, including the criteria that collectability was probable.

The table below provides a geographic breakdown of our site count as of the date indicated:

	Network Subscribers as of June 30,
	2020	2019
United States	1,110	2,476
Canada	109	133
Total	1,219	2,609

Hardware Revenue

The decrease in hardware revenue for the three and six months ended June 30, 2020 was primarily due to decreased sales-type lease arrangements when compared to the same periods in 2019. As previously reported, we did not, and do not, expect to continue recognizing hardware revenue under sales-type lease arrangements during 2020 or thereafter. We expect to recognize hardware revenue through the third quarter of 2020 under our existing contract with our jail services partner, however, we are in discussions with the jail service partner to terminate our existing contract and cancel the remaining tablets to be delivered under our contract after the third quarter of 2020.

Other Revenue

The decrease in other revenue for the three and six months ended June 30, 2020 was primarily due to a decrease in revenue from our live-hosted trivia events when compared to the same periods in 2019 as a result of the sale in January 2020 of all our assets used to conduct such events. We do not expect to recognize revenue from live-hosted trivia events in the future.

We also recognized less license revenue and advertising revenue during the three and six months ended June 30, 2020 when compared to the same periods in 2019. We expect our advertising revenue will continue to be materially adversely impacted because of a decrease in advertising sales arising from a slowdown in consumer traffic in the restaurant and bars that subscribe to our service as a result of the COVID-19 pandemic.

Direct Operating Costs and Gross Margin

A comparison of direct operating costs and gross margin for the periods indicated is shown in the table below:

	Three months ended June 30,
	2020	2019	Change	% Change
Revenues	$754,000	$5,226,000	$(4,472,000)	(86)%
Direct Operating Costs	613,000	1,717,000	(1,104,000)	(64)%
Gross Margin	$141,000	$3,509,000	$(3,368,000)	(96)%

Gross Margin Percentage	19%	67%

	Six months ended June 30,
	2020	2019	Change	% Change
Revenues	$3,148,000	$10,058,000	$(6,910,000)	(69)%
Direct Operating Costs	1,563,000	3,201,000	(1,638,000)	(51)%
Gross Margin	$1,585,000	$6,857,000	$(5,272,000)	(77)%

Gross Margin Percentage	50%	68%

For the three months ended June 30, 2020, the decrease in direct operating costs was primarily due to decreased (1) equipment expense of approximately $368,000 due to reduction in hardware revenue; (2) direct wages of approximately $368,000 as a result of no longer providing live-hosted trivia events after January 2020 following the sale of all our assets used to conduct those events; (3) depreciation expense of $185,000; (4) service provider and freight expense of approximately $159,000; and (5) other miscellaneous expenses of $77,000, in each case, when compared to the same period in 2019.

For the six months ended June 30, 2020, the decrease in direct costs was primarily due to decreased (1) direct wages of approximately $515,000 as a result of no longer providing live-hosted trivia events after January 2020; (2) equipment expense of approximately $375,000 due primarily to reduction in hardware revenue; (3) depreciation expense of $375,000; (4) service provider and freight expense of approximately $246,000; and (5) other miscellaneous expenses of $128,000, in each case, when compared to the same period in 2019.

The decrease in gross margin for the three and six months ended June 30, 2020 was primarily due to the reduction in revenue when compared to the same periods in 2019. Additionally, certain fixed costs, such as direct depreciation and amortization expense, negatively impacted gross margins for the three and six months ended June 30, 2020 when compared to the same periods in 2019.

Operating Expenses

	Three months ended June 30,
	2020	2019	Change
Selling, general and administrative	$1,595,000	$3,422,000	$(1,827,000)

Impairment of capitalized software	$100,000	$-	$100,000

Depreciation and amortization (non-direct)	$78,000	$89,000	$(11,000)

	Six months ended June 30,
	2020	2019	Change
Selling, general and administrative	$4,675,000	$6,890,000	$(2,215,000)

Impairment of capitalized software	$238,000	$1,000	$237,000

Impairment of goodwill	$662,000	$-	$662,000

Depreciation and amortization (non-direct)	$163,000	$185,000	$(22,000)

Selling, General and Administrative Expenses

The decrease in selling, general and administrative expenses for the three months ended June 30, 2020 when compared to the same period in 2019 was primarily due to decreased (1) payroll and related expense of $1,449,000, (2) marketing fees of $243,000 and (3) miscellaneous expense of $177,000. These decreases were partially offset by increased professional fees of $3,000.

The decrease in selling, general and administrative expenses for the six months ended June 30, 2020 when compared to the same period in 2019 was primarily due to decreased (1) payroll and related expense of $1,732,000, (2) marketing fees of $440,000 and (3) miscellaneous expense of $149,000. These decreases were partially offset by increased bad debt expense of $106,000.

In light of the recent measures we implemented to reduce operating expenses and to preserve capital, we expect our selling, general and administrative expenses to decrease in 2020. However, such actions, and any similar actions we may implement in the future, could adversely affect our business and we may not realize the operation or financial benefits of such actions.

Impairment of Capitalized Software

Impairment of capitalized software increased for the three and six months ended June 30, 2020 as a result of abandoning certain capitalized software development projects that we concluded were no longer a current strategic fit or for which we determined that the marketability of the content had decreased due to obtaining additional information regarding the specific purpose for which the content was intended.

Impairment of Goodwill

Through March 31, 2020, we had goodwill resulting from the excess of costs over the fair value of assets we acquired in 2003 related to our Canadian business (the “Reporting Unit”). Goodwill and intangible assets acquired in a purchase combination that are determined to have an indefinite useful life are not amortized, but instead are assessed annually, or at interim periods, for impairment based on qualitative factors, such as macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant events, to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the Reporting Unit is less than its carrying amount. If there are indications of impairment, then we perform a quantitative impairment test.

During out evaluation of impairment indicators as of March 31, 2020, we determined that the uncertainty relating to the impact of the COVID-19 pandemic on the Reporting Unit’s future operating results represented an indicator of impairment. Accordingly, we compared the estimated fair value of the Reporting Unit to its carrying value at March 31, 2020, determined that a full impairment loss was warranted and recognized an impairment charge of $662,000 for the six months ended June 30, 2020, all of which was recorded during the three months ended March 31, 2020. There was no goodwill impairment recorded for the three or six months ended June 30, 2019.

Depreciation and Amortization

The decrease in depreciation and amortization expense for the three and six months ended June 30, 2020 was primarily due to various equipment becoming fully depreciated and not replacing with new assets.

Other Income (Expense), Net

	Three months ended June 30,
	2020	2019	Increase in other expense, net
Total other expense, net	$(376,000)	$(88,000)	$(288,000)

	Six months ended June 30,
	2020	2019	Increase in other income, net
Total other income (expense), net	$908,000	$(173,000)	$1,081,000

For the three months ended June 30, 2020, the increase in other expense, net, was primarily due to a $269,000 loss related to terminating the lease for our corporate headquarters and disposing of related fixed assets, as well as increased foreign currency losses related to our Canadian subsidiary, offset by a decreased interest expense due to lower long-term debt balances when compared to the same period in 2019.

For the six months ended June 30, 2020, the increase in other income, net was primarily due to a $1,265,000 gain related to the sale of all our assets used to conduct live-hosted trivia events, increased foreign currency gains related to our Canadian subsidiary, and decreased interest expense due to lower long-term debt balances, offset by a $269,000 loss related to the terminating the lease for our corporate headquarters and disposing of related fixed assets, in each case, when compared to the same period in 2019.

Income Taxes

	Three months ended June 30,
	2020	2019	Change
Provision for income taxes	$(15,000)	$-	$(15,000)

	Six months ended June 30,
	2020	2019	Change
Benefit (provision) for income taxes	$4,000	$(11,000)	$15,000

We expect to incur state income tax liability in 2020 related to our U.S. operations. For the six months ended June 30, 2020, an impairment to goodwill resulted in a net tax benefit in Canada. We have established a full valuation allowance for substantially all of our deferred tax assets, including the NOL carryforwards, since we do not believe that we are more likely than not to generate future taxable income to realize these assets.

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

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net loss per GAAP	$(2,023,000)	$(90,000)	$(3,241,000)	$(403,000)
Interest expense, net	32,000	69,000	77,000	136,000
Income tax provision	15,000	-	(4,000)	11,000
Depreciation and amortization	512,000	707,000	1,058,000	1,454,000
EBITDA	$(1,464,000)	$686,000	$(2,110,000)	$1,198,000

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2020, we had cash, cash equivalents and restricted cash of approximately $2.4 million compared to approximately $3.4 million as of December 31, 2019. During the three and six months ended June 30, 2020, we incurred a net loss of $2,023,000 and $3,241,000, respectively.

In connection with preparing our financial statements as of and for the three and six months ended June 30, 2020, our management evaluated whether there are conditions or events, considered in the aggregate, that are known and reasonably knowable that would raise substantial doubt about our ability to continue as a going concern through twelve months after the date that such financial statements are issued.

Our primary source of capital is cash from operations. We have experienced material decreases in subscription revenue, advertising revenue and cash flows from operations as a result of the impact of the COVID-19 pandemic on the restaurant and bar industry. We expect the negative impact on our business to continue for as long as restaurants and bars continue to be negatively impacted by the pandemic, and which may continue thereafter if restaurants and bars seek to reduce their operating costs or choose not to re-open even if governmental orders and restrictions are eased or lifted. See “Recent Developments—COVID-19 Impact,” above.

As a result of the impact of the pandemic on our business and taking into account our current financial condition and our existing sources of projected revenue and our projected subscription revenue, advertising revenue and cash flows from operations, we believe we will have sufficient cash resources to pay forecasted cash outlays only through October 2020, assuming Avidbank does not take actions to foreclose on our assets in the event we are not in compliance with our financial covenants under our loan and security agreement with Avidbank, and we are able to continue to successfully manage our working capital deficit by managing the timing of payments to our vendors and other third parties.

We expect to meet our near term debt service obligations on our term loan with Avidbank and we satisfied our financial covenants under our related loan and security agreement as of June 30, 2020. However, unless in the very near term our subscription revenue, advertising revenue and cash flows from operations return to pre-pandemic levels and/or we raise substantial capital, we do not expect that we will be able to satisfy our asset coverage ratio covenant under the loan and security agreement at the end of July 2020, which may result in Avidbank declaring a default and foreclosing on our assets. See Item 1A. Risk Factors in Part II of this report, below.

We continue to explore and evaluate opportunities to raise capital, including through equity financings, alternative sources of debt, and strategic transactions, which may include a business combination transaction and/or selling a portion or all of our assets. We currently have no binding arrangements for capital or for a strategic transaction, and no assurances can be given that we will be able to raise sufficient capital when needed, on acceptable terms, or at all, or that we will be able to complete a strategic transaction. If we are unable to raise sufficient additional capital in the very near term, we may default on our payment obligations to Avidbank or not satisfy our financial covenants to Avidbank, and if we do, Avidbank may declare a default, which could lead to all payment obligations becoming immediately due and payable and Avidbank has a first-priority security interest in all our existing and future personal property. In addition, we will be required to curtail or terminate some or all of our business operations and we may determine to pursue a restructuring, which may include a reorganization or bankruptcy under Federal bankruptcy laws, assignment for the benefit of creditors, or a dissolution, liquidation and/or winding up. Our investors may lose their entire investment in the event Avidbank forecloses on our personal property to satisfy our payment obligations and/or in the event of a reorganization, bankruptcy, assignment for the benefit of creditors, liquidation, dissolution or winding up. See Item 1A. Risk Factors in Part II of this report, below.

Based on the factors described above, management concluded that there is substantial doubt regarding our ability to continue as a going concern through the twelve month period subsequent to the issuance date of these financial statements. Management’s plans for addressing the liquidity shortfall include continuing efforts to raise additional capital through equity financings and alternative sources of debt. However, there can be no assurances that we will be able to raise sufficient capital when needed, on acceptable terms, or at all. In light of the substantial doubt regarding our ability to continue as a going concern through the twelve month period subsequent to the issuance date of these financial statements, our board of directors and its strategic committee continues to explore and evaluate strategic alternatives focused on maximizing shareholder value.

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

Avidbank Term Loan

Under a loan and security agreement we entered into with Avidbank in September 2018, or the Original LSA, we borrowed $4,000,000 in the form of a 48-month term loan, all of which we used to pay-off the $4,050,000 of principal borrowed from our then-existing lender. In February 2020, we made a pre-payment on the term loan of approximately $150,000 following the sale in January 2020 of all our assets used to conduct live-hosted trivia events. In March 2020, we entered into an amendment to the Original LSA. We refer to the Original LSA, as amended, as the Avidbank LSA. In connection with entering into the amendment, we made a $433,000 payment on our term loan, which included the $83,333 monthly principal payment for March 2020 plus accrued interest and a $350,000 principal prepayment. As of June 30, 2020, the outstanding principal balance on the term loan was $1,625,000. See Note 8 to the unaudited condensed consolidated financial statements included herein for additional information regarding the Avidbank LSA.

The monthly principal payment amounts under the Avidbank LSA will be $300,000 for each of July, August, September, October and November 2020, and $125,000 for December 2020.

We must satisfy two financial covenants under the Avidbank LSA: a monthly minimum asset coverage ratio covenant, which we refer to as the ACR covenant, and a minimum liquidity covenant. Under the ACR covenant, the ratio of (i) our unrestricted cash at Avidbank as of the last day of a calendar month plus 75% of our outstanding accounts receivable accounts that are within 90 days of invoice date to (ii) the outstanding principal balance of our term loan on such day must be no less than 1.25 to 1.00. Under the minimum liquidity covenant, the aggregate amount of unrestricted cash we have in deposit accounts or securities accounts maintained with Avidbank must be at all times not less than the principal balance outstanding under our term loan. As of June 30, 2020, we were in compliance with both of those covenants. However, unless in the very near term our subscription revenue, advertising revenue and cash flows from operations return to pre-pandemic levels and/or we raise substantial capital, we do not expect that we will be able to satisfy our asset coverage ratio covenant under the loan and security agreement at the end of July 2020.

Under the Avidbank LSA, subject to customary exceptions, we are prohibited from borrowing additional indebtedness. We granted and pledged to Avidbank a first-priority security interest in all our existing and future personal property. On June 1, 2020, we and Avidbank entered into a second amendment to the loan and security agreement to formally memorialize Avidbank’s consent to our borrowing of the PPP Loan (as defined below). We received Avidbank’s initial consent to borrow the PPP Loan in April 2020.

We incurred approximately $26,000 of debt issuance costs related to the Original LSA and the amendment to the LSA. The debt issuance costs are being amortized to interest expense using the effective interest rate method over the life of the loan. The unamortized balance of the debt issuance costs as of June 30, 2020 was $5,000 and is recorded as a reduction of long-term debt.

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

Paycheck Protection Program Loan

On April 18, 2020, we issued a note in the principal amount of approximately $1,625,000 evidencing a loan (the “PPP Loan”) we received under the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act administered by the U.S. Small Business Administration (the “CARES Act”). The PPP Loan matures on April 18, 2022 and bears interest at a rate of 1.0% per annum. We must make monthly interest only payments beginning on November 18, 2020. One final payment of all unforgiven principal plus any accrued unpaid interest is due at maturity. Under the terms of the PPP, we may prepay the PPP Loan at any time with no prepayment penalties. We may use funds from the PPP Loan for payroll costs, costs used to continue group health care benefits, mortgage interest payments, rent payments, utility payments, and interest payments on other debt obligations incurred before February 15, 2020. We intend to use the entire PPP Loan for qualifying expenses. Under the terms of the PPP, certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. No assurance is provided that we will obtain forgiveness of the loan in whole or in part. Avidbank consented to us borrowing the PPP Loan. As of June 30, 2020, the outstanding principal balance of the PPP Loan was $1,625,000.

Working Capital

As of June 30, 2020, we had working capital (current asset in excess of current liabilities) of $894,000 compared to negative working capital (current liabilities in excess of current assets) of $25,000 as of December 31, 2019. The following table shows our change in working capital from December 31, 2019 to June 30, 2020.

Increase (Decrease)
Working capital defecit as of December 31, 2019	$(25,000)
Changes in current assets:
Cash and cash equivalents	(975,000)
Accounts receivable, net of allowance	(1,009,000)
Site equipment to be installed	42,000
Prepaid expenses and other current assets	(190,000)
Net decrease in current assets	(1,981,000)
Changes in current liabilities:
Accounts payable	(438,000)
Accrued compensation	(472,000)
Accrued expenses	(105,000)
Sales taxes payable	(131,000)
Income taxes payable	12,000
Current portion of long-term debt	(1,119,000)
Current portion of obligations under capital leases	(381,000)
Deferred rent	(83,000)
Other current liabilities	(186,000)
Net decrease in current liabilities	(2,900,000)
Net increase in working capital	919,000
Working capital as of June 30, 2020	$894,000

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying consolidated statements of cash flows, are summarized as follows:

	For the six months ended June 30,
	2020	2019	Change
Cash (used in) provided by:
Operating activities	$(2,450,000)	$1,339,000	$(3,789,000)
Investing activities	(150,000)	(718,000)	568,000
Financing activities	1,620,000	(468,000)	2,088,000
Effect of exchange rates	6,000	39,000	(33,000)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(974,000)	$192,000	$(1,166,000)

Net cash (used in) provided by operations. The decrease in cash provided by operating activities was due to an increase in net loss of $2,985,000, after giving effect to adjustments made for non-cash transactions and an increase in cash used for operating assets and liabilities of $804,000, during the six months ended June 30, 2020 when compared to the same period in 2019.

Our largest use of cash is payroll and related costs. Cash used for payroll and related costs decreased $1,684,000 to $3,106,000 for the six months ended June 30, 2020 from $4,790,000 for the same period in 2019, primarily due to reduced headcount. In light of the recent measures we implemented to reduce operating expenses and to preserve capital, we expect our selling, general and administrative expenses to decrease in 2020 when compared to the prior year period. See “—Results of Operations—Operating Expenses,” above.

Our primary source of cash is cash we generate from customers. Cash received from customers decreased $5,939,000 to $4,214,000 for the six months ended June 30, 2020 from $10,153,000 for the same period in 2019. This decrease was primarily related to decreased subscription revenue, hardware revenue and revenue from live-hosted trivia events. The negative impact of the COVID-19 pandemic on the restaurant and bar industry was abrupt, and our business suffered materially as a result. See “Recent Developments—COVID-19 Impact,” above, and “—Results of Operations—Revenue,” above.

Net cash used in investing activities. The $904,000 decrease in cash used in investing activities was primarily due to decreased capital expenditures and capitalized software development expenses.

Net cash provided by (used in) financing activities. During the six months ended June 30, 2020, we received $1,166,000 in net proceeds from the sale of all our assets used to conduct live-hosted trivia events and $1,625,000 in proceeds from the PPP Loan. There were no similar transactions during the same period in 2019. During the six months ended June 30, 2020, we made $708,000 more in principal payments on long-term debt when compared to the same period in 2019.

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

Our cash flows from operations and liquidity have been materially adversely affected by the effects of the COVID-19 pandemic. We need to raise capital in the near term and/or complete a strategic transaction, and our inability to do so could result in our lender foreclosing on all of our assets and/or us pursuing a restructuring, which may include a reorganization or bankruptcy under Federal bankruptcy laws, assignment for the benefit of creditors, or a dissolution, liquidation and/or winding up.

The negative impact of the COVID-19 pandemic on the restaurant and bar industry was abrupt and substantial, and our business, cash flows from operations and liquidity suffered, and continues to suffer, materially as a result. In many jurisdictions, including those in which we have many customers and prospective customers, restaurants and bars were ordered by the government to shut-down or close all on-site dining operations in the latter half of March 2020. Since then, governmental orders and restrictions impacting restaurants and bars in certain jurisdictions were eased or lifted as the number of COVID-19 cases decreased or plateaued, but as jurisdictions began experiencing a resurgence in COVID-19 cases, many jurisdictions reinstated such orders and restrictions, including mandating the shut-down of bars and the closing of all on-site dining operations of restaurants. Jurisdictions that have not imposed governmental orders and restrictions on restaurants and bars or reinstated them could do so at any time. At its peak, approximately 70% of our customers had their subscriptions to our services temporarily suspended. As of August 5, 2020, approximately 35% of our customers remain on subscription suspensions, but that percentage could increase, perhaps materially, at any time due to the effects of the pandemic on our customers, including as jurisdictions reinstate governmental orders and restrictions impacting our customers. Even in jurisdictions in which governmental orders and restrictions were eased or lifted, certain of our customers have requested, and others could request, to continue their subscription suspensions because, for example, such customers choose not to re-open despite being permitted to do so. As a result, we have experienced material decreases in subscription revenue, advertising revenue and cash flows from operations, which we expect to continue for at least as long as the restaurant and bar industry continues to be negatively impacted by the COVID-19 pandemic, and which may continue thereafter if restaurants and bars seek to reduce their operating costs or are unable to re-open even if restrictions within their jurisdictions are eased or lifted.

The full extent to which the COVID-19 pandemic will, directly or indirectly, impact our business, results of operations and financial condition is currently highly uncertain, including due to factors that currently are also highly uncertain, including when, and the extent to which, the negative impact of the pandemic will improve, including when a substantial majority of restaurants across the U.S. and Canada will be permitted to offer on-site dining and operate at or close to pre-pandemic levels or when a substantial majority of bars across the U.S. and Canada will be permitted to re-open and operate at or close to pre-pandemic levels, when our customers will re-open, or if they will subscribe to our service if and when they do, the ultimate impact of the pandemic and how long it endures, the impact of the current or future resurgences in COVID-19 cases, and the actions required or recommended to contain or treat COVID-19. However, unless in the very near term our subscription revenue, advertising revenue and cash flows from operations return to pre-pandemic levels and/or we raise substantial capital, the amount of time and the amount of cash we have to maintain operations and sustain the negative effects of the pandemic is very limited.

In response to the substantial negative impact of the pandemic on our business, we implemented measures to reduce our operating expenses and preserve capital. For example, we reduced our headcount, our chief executive officer agreed to defer payment of 45% of his base salary between May 1, 2020 and October 31, 2020, we terminated the lease for our corporate headquarters, and we substantially eliminated all capital projects and are aggressively managing our payables to limit further cash outlays and manage our working capital. We are continuing to carefully monitor our liquidity and our current focus is on maintaining operations. We are prioritizing payments to mission critical vendors and deferring all non-essential payables, and we may implement additional measures designed to reduce operating expenses and/or preserve capital.

As of June 30, 2020, we had cash, cash equivalents and restricted cash of approximately $2,435,000. As of that date $1.6 million of principal was outstanding under our term loan with Avidbank and $1.6 million of principal was outstanding under our PPP Loan. As a result of the impact of the pandemic on our business and taking into account our current financial condition and our existing sources of projected revenue and our projected subscription revenue, advertising revenue and cash flows from operations, we believe we will have sufficient cash resources to pay forecasted cash outlays only through October 2020, assuming Avidbank does not take actions to foreclose on our assets in the event we are out of compliance with our financial covenants, and we are able to continue to successfully manage our working capital deficit by managing the timing of payments to our vendors and other third parties. See, “If we fail to comply with our financial covenants to Avidbank, it may declare a default, which could lead to all payment obligations becoming immediately due and payable and have a material adverse effect on our financial condition and business,” below.

We continue to explore and evaluate opportunities to raise capital, including through equity financings and alternative sources of debt, and strategic transactions, which may include a business combination transaction and/or selling a portion or all of our assets. We currently have no binding arrangements for capital or for a strategic transaction, and no assurances can be given that we will be able to raise sufficient capital when needed, on acceptable terms, or at all, or that we will be able to complete a strategic transaction. The effects of the COVID-19 pandemic on macroeconomic conditions and the capital markets make it more challenging to raise capital and to complete a strategic transaction. If we are unable to raise sufficient additional capital in the very near term, we may default on our payment obligations to Avidbank or not satisfy our financial covenants to Avidbank, and if we do, Avidbank may declare a default, which could lead to all payment obligations becoming immediately due and payable. In addition, we will be required to curtail or terminate some or all of our business operations and we may determine to pursue a restructuring, which may include a reorganization or bankruptcy under Federal bankruptcy laws, assignment for the benefit of creditors, or a dissolution, liquidation and/or winding up. Our investors may lose their entire investment in the event Avidbank forecloses on our personal property to satisfy our payment obligations and/or in the event of a reorganization, bankruptcy, assignment for the benefit of creditors, liquidation, dissolution or winding up.

If we fail to comply with our financial covenants to Avidbank, it may declare a default, which could lead to all payment obligations becoming immediately due and payable and have a material adverse effect on our financial condition and business.

We must comply with financial covenants our loan and security agreement with Avidbank: our unrestricted cash we have in deposit accounts or securities accounts maintained with Avidbank must be not less than the outstanding principal at all times and our asset coverage ratio must be no less than 1.25 to 1.00 at each month-end. As of June 30, 2020, we were in compliance with these covenants. As of August 5, 2020, we had not completed our accounting and bookkeeping procedures for July 2020 and there can be no assurance we satisfied our asset coverage ratio covenant at the end of July 2020. Furthermore, unless in the very near term our subscription revenue, advertising revenue and cash flows from operations return to pre-pandemic levels and/or we raise substantial capital, there can be no assurance we will comply with our covenants in the future, including our asset coverage ratio covenant at the end of August 2020. If we fail to comply with our covenants, Avidbank may declare a default, which could lead to all payment obligations becoming immediately due and payable and have a material adverse effect on our financial condition and business. Avidbank has a first-priority security interest in all our existing and future personal property. Accordingly, in an event of a default, Avidbank could dispose of such property to satisfy our payment obligations.

Our common stock could be delisted or suspended from trading on the NYSE American if we do not regain compliance with continued listing criteria with which we are currently not compliant or if we fail to meet any other continued listing criteria.

As previously reported, in March 2020, we received a letter from NYSE Regulation Inc. stating that we are not in compliance with Section 1003(a)(iii) of the NYSE American Company Guide (the “Company Guide”) because we reported stockholders’ equity of less than $6 million as of December 31, 2019 and had net losses in five of our most recent fiscal years ended December 31, 2019. Our stockholders’ equity was $5.1 million as of December 31, 2019. On June 11, 2020, NYSE Regulation notified us that we are not in compliance with Section 1003(a)(ii) of the Company Guide because we reported stockholders’ equity of less than $4.0 million as of March 31, 2020 and had net losses in five of our most recent fiscal years ended December 31, 2019.

On June 11, 2020, the NYSE Regulation notified us that it has accepted our plan to regain compliance with Section 1003(a)(iii) of the Company Guide and granted us a plan period through September 27, 2021 to regain compliance. We continue to be subject to the procedures and requirements of Section 1009 of the Company Guide.

The listing of our common stock on the NYSE American is being continued during the plan period pursuant to an extension. The NYSE Regulation staff will review us periodically for compliance with initiatives outlined in our plan. If we are not in compliance with Sections 1003(a)(ii) and (iii) by September 27, 2021 or if we do not make progress consistent with our plan during the plan period, NYSE Regulation staff will initiate delisting proceedings as appropriate.

We can give no assurances that we will be able to address our non-compliance with the NYSE American continued listing standards or, even if we do, that we will be able to maintain the listing of our common stock on the NYSE American. Our common stock could be delisted because we do not make progress consistent with our plan during the plan period, because we do not regain compliance by September 27, 2021, or because we become out of compliance with other NYSE American listing standards. In addition, we may determine to pursue business opportunities that reduces our stockholders’ equity below the level required to maintain compliance with NYSE American continued listing standards. The delisting of our common stock for whatever reason could, among other things, substantially impair our ability to raise additional capital; result in a loss of institutional investor interest and fewer financing opportunities for us; and/or result in potential breaches of representations or covenants in agreements pursuant to which we made representations or covenants relating to our compliance with applicable listing requirements. Claims related to any such breaches, with or without merit, could result in costly litigation, significant liabilities and diversion of our management’s time and attention and could have a material adverse effect on our financial condition, business and results of operations. In addition, the delisting of our common stock for whatever reason may materially impair our stockholders’ ability to buy and sell shares of our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not Applicable

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibit	Description	Incorporated by Reference
3.1(a)	Restated Certificate of Incorporation	Exhibit to Form 10-Q filed on August 14, 2013

3.1(b)	Certificate of Amendment to the Restated Certificate of Incorporation (reverse/forward split)	Exhibit to Form 8-K filed on June 17, 2016

3.1(c)	Certificate of Decrease of the Series A Convertible Preferred Stock	Exhibit to Form 8-K filed on April 12, 2017

3.1(d)	Certificate of Amendment to the Restated Certificate of Incorporation (decrease in authorized capital stock)	Exhibit to Form 8-K filed on June 9, 2017

3.2	Bylaws (as amended and restated and further amended through December 6, 2018).	Exhibit to Form 8-K filed on December 7, 2018

10.1(a)*	Second Amendment to Employment Agreement dated May 27, 2020 by and between NTN Buzztime, Inc. and Sandra Gurrola	Exhibit to Form 8-K filed on June 2, 2020

10.1(b)*	Retention Bonus and General Release of All Claims Agreement dated May 27, 2020 between NTN Buzztime, Inc. and Sandra Gurrola	Exhibit to Form 8-K filed on June 2, 2020

10.2*	NTN Buzztime, Inc. Executive Incentive Plan for Eligible Employees of NTN Buzztime, Inc. Fiscal Year 2020	Exhibit to Form 8-K filed on June 2, 2020

10.3	Lease Termination, Surrender and Buy-Out Agreement dated June 25, 2020 between NTN Buzztime, Inc. and Burke Aston Partners, LLC	Exhibit to Form 8-K filed on July 1, 2020

10.4(a)	Paycheck Protection Program Note dated April 18, 2020 issued by NTN Buzztime, Inc. in favor of Level One Bank.	Exhibit to Form 8-K filed on April 21, 2020

10.4(b)	Acknowledgment and Agreement Regarding Loan Forgiveness dated April 18, 2020.	Exhibit to Form 8-K filed on April 21, 2020

10.5	Second Amendment to Loan and Security Agreement dated June 1, 2020 between NTN Buzztime, Inc. and Avidbank.	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1#	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2#	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

*	Indicates management contract or compensatory plan.

#	This certification is being furnished solely to accompany this report pursuant to U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated herein by reference into any filing of the Company whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NTN BUZZTIME, INC.

Date: August 7, 2020	By:	/s/ Sandra M. Gurrola
Sandra M. Gurrola
Senior Vice President of Finance
(on behalf of the Registrant, and as its Principal Financial Officer)

