Form 10-Q
period 2020-09-30
NTN BUZZTIME INC
filed 2020-11-13
CIK 748592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 10, 2020, the registrant had outstanding 2,962,866 shares of common stock, $0.005 par value per share.

NTN BUZZTIME, INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amount)

	September 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$1,710	$3,209
Restricted cash	-	50
Accounts receivable, net of allowances of $845 and $354, respectively	132	1,195
Income tax receivable	13	-
Site equipment to be installed	792	1,090
Prepaid expenses and other current assets	146	526
Total current assets	2,793	6,070
Restricted cash, long-term	-	150
Operating lease right-of-use assets	5	2,101
Fixed assets, net	689	2,822
Software development costs, net of accumulated amortization of $3,016 and $3,341, respectively	1,420	1,915
Deferred costs	85	274
Goodwill	-	696
Other assets	62	97
Total assets	$5,054	$14,125

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$275	$835
Accrued compensation	125	588
Accrued expenses	490	490
Sales taxes payable	14	131
Income taxes payable	-	3
Current portion of long-term debt, net	1,724	2,739
Current portion of obligations under operating leases	5	409
Current portion of obligations under finance leases	23	21
Current portion of deferred revenue	120	460
Other current liabilities	154	419
Total current liabilities	2,930	6,095
Long-term debt	1,625	-
Long-term obligations under operating leases	-	2,891
Long-term obligations under finance leases	4	20
Long-term deferred revenue	-	2
Other liabilities	-	26
Total liabilities	4,559	9,034

Shareholders’ Equity

Series A 10% cumulative convertible preferred stock, $0.005 par value, $156 liquidation preference, 156 shares authorized, issued and outstanding at September 30, 2020 and December 31, 2019	1	1
Common stock, $0.005 par value, 15,000 shares authorized at September 30, 2020 and December 31, 2019; 2,952 and 2,901 shares issued at September 30, 2020 and December 31, 2019, respectively	15	14
Treasury stock, at cost, 10 shares at September 30, 2020 and December 31, 2019	(456)	(456)
Additional paid-in capital	136,881	136,721
Accumulated deficit	(136,187)	(131,457)
Accumulated other comprehensive income	241	268
Total shareholders’ equity	495	5,091

Total liabilities and shareholders’ equity	$5,054	$14,125

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Revenue from contracts with customers
Subscription revenue	$1,053	$3,723	$3,779	$11,356
Hardware revenue	379	11	421	811
Other revenue	45	846	425	2,471
Total revenue from contracts with customers	1,477	4,580	4,625	14,638
Operating expenses:
Direct operating costs (includes depreciation and amortization of $346 and $649 for the three months ended September 30, 2020 and 2019, respectively, and $1,241 and $1,918 for the nine months ended September 30, 2020 and 2019, respectively)	801	1,344	2,364	4,545
Selling, general and administrative	2,068	3,413	6,743	10,303
Impairment of capitalized software	-	51	238	52
Impairment of goodwill	-	-	662	-
Depreciation and amortization (excluding depreciation and amortization included in direct operating costs)	26	88	189	273
Total operating expenses	2,895	4,896	10,196	15,173
Operating loss	(1,418)	(316)	(5,571)	(535)
Other (expense) income, net	(82)	(16)	826	(189)
Loss before income taxes	(1,500)	(332)	(4,745)	(724)
Benefit (provision) for income taxes	19	(19)	23	(30)
Net loss	(1,481)	(351)	(4,722)	(754)

Series A preferred stock dividend	-	-	(8)	(8)

Net loss attributable to common shareholders	$(1,481)	$(351)	$(4,730)	$(762)

Net loss per common share - basic and diluted	$(0.50)	$(0.12)	$(1.62)	$(0.27)

Weighted average shares outstanding - basic and diluted	2,936	2,874	2,920	2,870

Comprehensive loss
Net loss	$(1,481)	$(351)	$(4,722)	$(754)
Foreign currency translation adjustment	1	(18)	(27)	47
Total comprehensive loss	$(1,480)	$(369)	$(4,749)	$(707)

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the three and nine months ended September 30, 2020 and 2019 (unaudited)

(in thousands)

	Series A Cumulative Convertible Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Income	Total

Balances at July 1, 2020	156	$1	2,938	$15	$(456)	$136,837	$(134,706)	$240	$1,931
Foreign currency translation adjustment	-	-	-	-	-	-	-	1	1
Net loss	-	-	-	-	-	-	(1,481)	-	(1,481)
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	-	-	14	-	-	(9)	-	-	(9)
Non-cash stock based compensation	-	-	-	-	-	53	-	-	53
Balances at September 30, 2020	156	$1	2,952	$15	$(456)	$136,881	$(136,187)	$241	$495

Balances at January 1, 2020	156	$1	2,901	$14	$(456)	$136,721	$(131,457)	$268	$5,091
Foreign currency translation adjustment	-	-	-	-	-	-	-	(27)	(27)
Net loss	-	-	-	-	-	-	(4,722)	-	(4,722)
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for payroll taxes	-	-	28	-	-	(18)	-	-	(18)
Issuance of common stock in lieu of cash compensation, net of shares withheld for payroll taxes	-	-	23	1	-	43	-	-	44
Non-cash stock based compensation	-	-	-	-	-	135	-	-	135
Cash paid to Series A preferred stockholders for semi-annual dividend	-	-	-	-	-	-	(8)	-	(8)
Balances at September 30, 2020	156	$1	2,952	$15	$(456)	$136,881	$(136,187)	$241	$495

	Series A Cumulative Convertible Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Income	Total

Beginning balances at July 1, 2019	156	$1	2,882	$14	$(456)	$136,648	$(129,805)	$265	$6,667
Foreign currency translation adjustment	-	-	-	-	-	-	-	(18)	(18)
Net loss	-	-	-	-	-	-	(351)	-	(351)
Issuance of common stock upon vesting of restricted stock units	-	-	13	-	-	(16)	-	-	(16)
Non-cash stock based compensation	-	-	-	-	-	63	-	-	63
Balances at September 30, 2019	156	$1	2,895	$14	$(456)	$136,695	$(130,156)	$247	$6,345

Beginning balances at January 1, 2019	156	$1	2,875	$14	$(456)	$136,552	$(129,394)	$200	$6,917
Foreign currency translation adjustment	-	-	-	-	-	-	-	47	47
Net loss	-	-	-	-	-	-	(754)	-	(754)
Issuance of common stock upon vesting of restricted stock units	-	-	20	-	-	(29)	-	-	(29)
Cash paid to Series A preferred stockholders for semi-annual dividend	-	-	-	-	-	-	(8)	-	(8)
Non-cash stock based compensation	-	-	-	-	-	172	-	-	172
Balances at September 30, 2019	156	$1	2,895	$14	$(456)	$136,695	$(130,156)	$247	$6,345

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	For the nine months ended September 30,
	2020	2019
Cash flows (used in) provided by operating activities:
Net loss	$(4,722)	$(754)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,430	2,191
Provision for doubtful accounts	124	144
Amortization of operating lease right-of-use-assets	161	217
Common stock issued for compensation in lieu of cash payment	61	-
Transfer of fixed assets to sales-type lease	-	7
Stock-based compensation	135	172
Gain from the asset sale of Stump! Trivia and OpinioNation	(1,225)	-
Loss from the termination of operating lease	9	-
Loss (gain) from the sale or disposition of assets, net	511	(5)
Impairment of capitalized software	238	52
Impairment of goodwill	662	-
Amortization of debt issuance costs	12	7
Changes in assets and liabilities:
Accounts receivable	939	222
Site equipment to be installed	51	475
Operating lease liabilities	(154)	(111)
Prepaid expenses and other assets	353	(66)
Accounts payable and accrued liabilities	(1,405)	(196)
Income taxes	(16)	4
Deferred costs	189	84
Deferred revenue	(342)	(541)
Other liabilities	(291)	(141)
Net cash (used in) provided by operating activities	(3,280)	1,761
Cash flows used in investing activities:
Capital expenditures	(21)	(111)
Capitalized software development expenditures	(173)	(882)
Proceeds from the sales of equipment	-	29
Net cash used in investing activities	(194)	(964)
Cash flows provided by (used in) financing activities:
Net proceeds from the sale of Stump! Trivia	1,226	-
Proceeds from long-term debt	2,625	-
Payments on long-term debt	(2,025)	(750)
Debt issuance costs on long-term debt	(3)	-
Principal payments on finance leases	(14)	(39)
Payment of preferred stockholders dividends	(8)	(8)
Payroll tax remitted on net share settlement of equity awards	(36)	(29)
Net cash provided by (used in) financing activities	1,765	(826)
Effect of exchange rate on cash and cash equivalents	10	27
Net decrease in cash, cash equivalents and restricted cash	(1,699)	(2)
Cash, cash equivalents and restricted cash at beginning of period	3,409	2,786
Cash, cash equivalents and restricted cash at end of period	$1,710	$2,784

Supplemental disclosures of cash flow information:
Cash paid during the period for:

Interest	$86	$195
Income taxes	$23	$26

Supplemental disclosure of non-cash investing and financing activities:
Site equipment transferred to fixed assets	$69	$458
Assets acquired under operating leases	$28	$57
Initial measurement of operating lease right-of-use assets and liabilities	$-	$3,458

Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$1,710	$2,533
Restricted cash	-	51
Restricted cash, long-term	-	200
Total cash, cash equivalents and restricted cash at end of period	$1,710	$2,784

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

At September 30, 2020, 1,080 venues in the U.S. and Canada subscribed to the Company’s interactive entertainment network. See Note 3 for more information regarding the impact of the COVID-19 pandemic on these venues and the Company’s subscription revenues.

Basis of Accounting Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments that are necessary, which are of a normal and recurring nature, for a fair presentation for the periods presented of the financial position, results of operations and cash flows of the Company and its wholly-owned subsidiaries: IWN, Inc., IWN, L.P., Buzztime Entertainment, Inc., NTN Wireless Communications, Inc., NTN Software Solutions, Inc., NTN Canada, Inc., NTN Buzztime, Ltd. and BIT Merger Sub, Inc., all of which, other than NTN Canada, Inc. and BIT Merger Sub, Inc., are dormant subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

These condensed consolidated financial statements should be read with the audited consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2019. The accompanying condensed consolidated balance sheet as of December 31, 2019 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2020, or any other period.

Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

(2)	Merger Agreement and asset purchase agreement

On August 12, 2020, the Company entered into an agreement and plan of merger and reorganization (the “Merger Agreement”) with Brooklyn Immunotherapeutics LLC (“Brooklyn”), pursuant to which, subject to the terms and conditions thereof, a wholly-owned subsidiary of the Company will be merged with and into Brooklyn (the “Merger”), with Brooklyn surviving the Merger as a wholly-owned subsidiary of the Company. On the terms and subject to the conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), Brooklyn’s members will exchange their equity interests in Brooklyn for shares of the Company’s common stock representing between approximately 94.08% and 96.74% of the outstanding common stock of the Company immediately after the Effective Time on a fully diluted basis (less a portion of such shares which will be allocated to Maxim Group LLC in respect of the success fee owed to it by Brooklyn), and the Company’s stockholders as of immediately prior to the Effective Time, will own between approximately 5.92% and 3.26% of the outstanding common stock of the Company immediately after the Effective Time on a fully diluted basis. The exact number of shares to be issued in the Merger will be determined pursuant to a formula in the Merger Agreement.

Upon completion of the Merger, the combined company will focus its resources on executing Brooklyn’s business plan, and the board of directors of the combined company is expected to consist entirely of individuals designated by Brooklyn and the officers of the combined company are expected to be members of Brooklyn’s current management team.

On September 18, 2020, the Company and eGames.com Holdings LLC (“eGames.com”) entered into an asset purchase agreement (the “Asset Purchase Agreement”), pursuant to which, subject to the terms and conditions thereof, the Company will sell and assign (the “Asset Sale”) all of its right, title and interest in and to the assets relating to its current business (the “Purchased Assets”) to eGames.com. At the closing of the Asset Sale, in addition to assuming specified liabilities of the Company, eGames.com will pay the Company $2.0 million in cash. In connection with entering into the Asset Purchase Agreement, the sole owner of eGames.com absolutely, unconditionally and irrevocably guaranteed to the Company the full and prompt payment when due of any and all amounts, from time to time, payable by eGames.com under the Asset Purchase Agreement.

In connection with entering into the Asset Purchase Agreement, an affiliate of eGames.com loaned $1,000,000 to the Company, which, if the closing of the Asset Sale occurs, will be applied toward the purchase price at the closing of the Asset Sale. See Note 10 for more information regarding this loan. The Company is in discussions with the affiliate of eGames.com regarding the possibility of borrowing an additional $500,000 on approximately December 1, 2020, which, if received, would also be applied toward the purchase price at the closing of the Asset Sale. No assurances can be given that the Company will obtain such $500,000 loan from such affiliate or from any other party.

Consummation of the Merger and the Asset Sale is subject to certain closing conditions including, among others, approval by the Company’s stockholders of issuance of the Company’s common stock to Brooklyn’s members under the terms of the Merger Agreement and the approval of the Asset Sale.

No assurances are, or can be given, that the Merger or the Asset Sale will be consummated. See Item 1A, “Risk Factors—RISKS RELATED TO THE PROPOSED MERGER AND ASSET SALE.”

(3)	COVID-19 UPDATE

The negative impact of the COVID-19 pandemic on the restaurant and bar industry was abrupt and substantial, and the Company’s business, cash flows from operations and liquidity suffered, and continues to suffer, materially as a result. In many jurisdictions, including those in which the Company has many customers and prospective customers, restaurants and bars were ordered by the government to shut-down or close all on-site dining operations in the latter half of March 2020. Since then, governmental orders and restrictions impacting restaurants and bars in certain jurisdictions were eased or lifted as the number of COVID-19 cases decreased or plateaued, but as jurisdictions began experiencing a resurgence in COVID-19 cases, many jurisdictions reinstated such orders and restrictions, including mandating the shut-down of bars and the closing of all on-site dining operations of restaurants. The Company has experienced material decreases in subscription revenue, advertising revenue and cash flows from operations, which the Company expects to continue for at least as long as the restaurant and bar industry continues to be negatively impacted by the COVID-19 pandemic, and which may continue thereafter if restaurants and bars seek to reduce their operating costs or are unable to re-open even if restrictions within their jurisdictions are eased or lifted. For example, at its peak, approximately 70% of the Company’s customers had their subscriptions to our services temporarily suspended. As of November 10, 2020, approximately 11% of the Company’s customers remain on subscription suspensions. See Item 2 “—Liquidity and Capital Resources,” and “Item 1A. Risk Factors” in Part II of this report for additional information regarding the impact of the pandemic on the Company’s business and outlook.

While the Company expects the effects of the pandemic to negatively impact its future results of operations, cash flows and financial position, the current level of uncertainty over the economic and operational impacts of the pandemic means the related future financial impact cannot be reasonably estimated at this time. The Company’s consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. Such estimates and assumptions affect, among other things, the allowance for doubtful accounts, site equipment to be installed, fixed assets, capitalized software development, goodwill and right-of-use assets. Events and changes in circumstances arising after the issuance of the financial statements as of and for the three and nine months ended September 30, 2020, including those resulting from the impacts of the pandemic, will be reflected future periods.

(4)	going concern uncertainty.

In connection with preparing its financial statements as of and for the three and nine months ended September 30, 2020, the Company’s management evaluated whether there are conditions or events, considered in the aggregate, that are known and reasonably knowable that would raise substantial doubt about the Company’s ability to continue as a going concern through twelve months after the date that such financial statements are issued. During the three and nine months ended September 30, 2020, the Company incurred a net loss of $1,481,000 and $4,722,000, respectively. As of September 30, 2020, the Company had $1,710,000 of unrestricted cash, total debt outstanding of $3,350,100, which is gross of approximately $1,000 in unamortized debt issuance costs, and negative working capital of $137,000. The total debt outstanding consists of $725,000 of principal outstanding under the Company’s term loan with Avidbank, $1,625,100 of principal outstanding under the loan the Company received in April 2020 under the Paycheck Protection Program, and $1,000,000 of principal outstanding under the loan the Company received in connection with entering into the Asset Purchase Agreement, which, if the closing of the Asset Sale occurs, will be applied toward the $2.0 million purchase price eGames.com will owe the Company at the closing of the Asset Sale. See Note 2 for more information on the Asset Sale. In November 2020, the Company was informed that approximately $1,093,000 of the $1,625,100 loan under the Paycheck Protection Program would be forgiven, leaving a principal balance of approximately $532,000. The Company is in discussions with the affiliate of eGames.com regarding the possibility of borrowing an additional $500,000 on approximately December 1, 2020, which, if received, would also be applied toward the purchase price at the closing of the Asset Sale. No assurances can be given that the Company will obtain such $500,000 loan from such affiliate or from any other party.

As a result of the impact of the COVID-19 pandemic on the Company’s business and taking into account its current financial condition and its existing sources of projected revenue and cash flows from operations, if the Company is able to borrow an additional $500,000 from the affiliate of eGames.com discussed above, the Company believes it will have sufficient cash resources to pay forecasted cash outlays only through mid-January 2021, but if the Company does not borrow such amount from the affiliate of eGames.com or any other party, the Company believes it will have sufficient cash resources to pay forecasted cash outlays only through mid-December 2020, in each case, assuming Avidbank does not take actions to foreclose on the Company’s assets in the event the Company becomes out of compliance with its financial covenants, and the Company is able to continue to successfully manage its working capital deficit by managing the timing of payments to its vendors and other third parties.

Based on the factors described above, management concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern through the twelve-month period subsequent to the issuance date of these financial statements. The Company needs to complete the Merger or the Asset Sale or raise capital to meet its debt service obligations to Avidbank and fund its working capital needs. The Company currently has no arrangements for such capital and no assurances can be given that it will be able to raise such capital when needed, on acceptable terms, or at all.

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

(5)	RESTRICTED CASH

At the commencement date of the Company’s lease for its corporate headquarters on December 1, 2018, the Company’s primary lender, Avidbank, issued a $250,000 letter of credit to the lessor as security, which amount was reduced by $50,000 on December 1, 2019 and was to be reduced by the same amount December 1 of each year thereafter, provided there has been no default under the lease. Avidbank required the Company to deposit $250,000 in a restricted cash account maintained with the bank, which amount was and would be reduced as the amount required under the letter of credit is reduced. The Company recorded the $250,000 deposit as restricted cash on its balance sheet, with $50,000 plus any earned interest being recorded in short-term restricted cash and the balance being recorded in long-term restricted cash.

In June 2020, the Company terminated its lease for its corporate headquarters, and as part of the consideration to the lessor for the early least termination, the lessor received the $200,000 of restricted cash provided for under the letter of credit in July 2020. (See Note 10 for more information on the lease termination.)

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

Revenue Streams

The Company disaggregates revenue by material revenue stream as follows:

	Three months ended September 30,
	2020		2019
	$	% of Total Revenue	$	% of Total Revenue	$ Change	% Change
Subscription revenue	1,053,000	71.3%	3,723,000	81%	(2,670,000)	(71.7)%
Hardware revenue	379,000	25.7%	11,000	0%	368,000	3,345.5%
Other revenue	45,000	3.0%	846,000	19%	(801,000)	(94.7)%
Total	1,477,000	100.0%	4,580,000	100%	(3,103,000)	(67.8)%

	Nine months ended September 30,
	2020		2019
	$	% of Total Revenue	$	% of Total Revenue	$ Change	% Change
Subscription revenue	3,779,000	82%	11,356,000	78%	(7,577,000)	(67)%
Hardware revenue	421,000	9%	811,000	6%	(390,000)	(48)%
Other revenue	425,000	9%	2,471,000	17%	(2,046,000)	(83)%
Total	4,625,000	100%	14,638,000	100%	(10,013,000)	(68)%

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

Revenue Concentrations

The Company’s customers predominantly range from small independently operated bars and restaurants to bars and restaurants operated by national chains. This results in diverse venue sizes and locations. As of September 30, 2019, 2,565 venues in the U.S. and Canada subscribed to the Company’s interactive entertainment network, of which approximately 47% were Buffalo Wild Wings corporate-owned restaurants and its franchisees. As of September 30, 2020, the number declined to 1,080 venues, primarily due to the termination of its agreements with Buffalo Wild Wings corporate-owned restaurants and most of its franchisees in November 2019 in accordance with their terms and also in part to customers terminating their subscriptions or going out of business relating to the effects of the COVID-19 pandemic on their business.

The table below sets forth the approximate amount of revenue the Company generated from Buffalo Wild Wings corporate-owned restaurants and its franchisees during the three and nine months ended September 30, 2020 and 2019, and the percentage of total revenue that such amount represents for such periods:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Buffalo Wild Wings revenue	$25,000	$1,676,000	$176,000	$5,891,000
Percent of total revenue	2%	37%	4%	40%

As of September 30, 2020 and December 31, 2019, approximately $112,000 and $158,000, respectively, was included in accounts receivable from Buffalo Wild Wings corporate-owned restaurants and its franchisees.

The geographic breakdown of the Company’s revenue for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
United States	$1,420,000	$4,420,000	$4,390,000	$14,144,000
Canada	57,000	160,000	235,000	494,000
Total revenue	$1,477,000	$4,580,000	$4,625,000	$14,638,000

Contract Assets and Liabilities

The Company enters into contracts and may recognize contract assets and liabilities that arise from these contracts. The Company recognizes revenue and corresponding cash for customers who auto pay via their bank account or credit card, or the Company recognizes a corresponding accounts receivable for customers the Company invoices. The Company may receive consideration from customers, per the terms of the contract, prior to transferring goods or services to the customer. In such instances, the Company records a contract liability and recognizes the contract liability as revenue when all revenue recognition criteria are met. The table below shows the balance of contract liabilities as of January 1, 2020 and September 30, 2020, including the change during the period.

Deferred Revenue
Balance at January 1, 2020	$462,000
New performance obligations	198,000
Revenue recognized	(540,000)
Balance at September 30, 2020	120,000
Less non-current portion	-
Current portion at September 30, 2020	$120,000

The Company capitalizes installation costs associated with installing equipment in a customer location and sales commissions as a deferred cost asset on the balance sheet. For installation costs that are of an amount that is less than or equal to the deferred installation revenue for the related contract, the amortization period approximates the longer of the contract term and the expected term of the customer relationship. For any excess installation costs that exceed the deferred revenue, the amortization period of the excess cost is the initial term of the contract, which is generally one to two years because the Company can still recover that excess cost in the initial term of the contract. The Company amortizes commission costs over the longer of the contract term and the expected term of the customer relationship. The table below shows the balance of the unamortized installation cost and sales commissions as of January 1, 2020 and September 30, 2020, including the change during the period.

	Installation Costs	Sales Commissions	Total Deferred Costs
Balance at January 1, 2020	$187,000	$87,000	$274,000
Incremental costs deferred	83,000	60,000	143,000
Deferred costs recognized	(212,000)	(120,000)	(332,000)
Balance at September 30, 2020	58,000	27,000	85,000

(7)	Basic and Diluted Earnings Per Common Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, without consideration of potential common shares. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding plus potential common shares. Stock options, restricted stock units, and other convertible securities are considered potential common shares and are included in the calculation of diluted net loss per share using the treasury method when their effect is dilutive. Options, restricted stock units and convertible preferred stock representing approximately 239,000 and 249,000 shares of common stock were excluded from the computations of diluted net loss per common share for the three and nine months ended September 30, 2020 and 2019, respectively, as their effect was anti-dilutive.

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

The 2019 Plan provides for the issuance of up to 240,000 shares of Company common stock. Awards under the 2019 Plan may be granted to officers, directors, employees and consultants of the Company. Stock options granted under the 2019 Plan may either be incentive stock options or nonqualified stock options, have a term of up to ten years, and are exercisable at a price per share not less than the fair market value on the date of grant. As of September 30, 2020, there were stock options to purchase approximately 2,000 shares of common stock and 98,000 restricted stock units outstanding under the 2019 Plan.

As a result of stockholder approval of the 2019 Plan in June 2019, no future grants will be made under the 2010 Plan. All awards that are outstanding under the 2010 Plan will continue to be governed by the 2010 Plan until they are exercised or expire in accordance with the terms of the applicable award or the 2010 Plan. As of September 30, 2020, there were stock options to purchase approximately 24,000 shares of common stock and 12,000 restricted stock units outstanding under the 2010 Plan.

The 2014 Plan provides for the grant of up to 85,000 share-based awards to a new employee as an inducement material to the new employee entering into employment with the Company and expires in September 2024. As of September 30, 2020, there were no equity grants outstanding under the 2014 Plan.

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

The Company did not grant any stock options and no options were exercised during the three or nine months ended September 30, 2020. During the three and nine months ended September 30, 2019, the Company granted stock options to purchase approximately 1,000 and 2,000 shares of common stock, respectively, and no options were exercised.

The following weighted-average assumptions were used for stock option awards granted during the three and nine months ended September 30, 2019:

	Three months ended	Nine months ended
	September 30, 2019	September 30, 2019
Weighted average risk-free rate	1.39%	1.70%
Weighted average volatility	95.11%	108.83%
Dividend yield	0.00%	0.00%
Expected term	5.61 years	5.73 years

The Company estimates forfeitures, based on historical activity, at the time of grant and revised if necessary in subsequent periods if actual forfeiture rates differ from those estimates. Stock-based compensation expense for the three months ended September 30, 2020 and 2019 was $53,000 and $63,000, respectively, and $135,000 and $172,000 for the nine months ended September 30, 2020 and 2019, respectively, and is expensed in selling, general and administrative expenses and credited to additional paid-in-capital.

Outstanding restricted stock units (“RSUs”) are settled in an equal number of shares of common stock on the vesting date of the award. An RSU award is settled only to the extent vested. Vesting generally requires the continued employment or service by the award recipient through the respective vesting date. Because RSUs are settled in an equal number of shares of common stock without any offsetting payment by the recipient, the measurement of cost is based on the quoted market price of the stock at the measurement date, which is the grant date. During the three months ended September 30, 2019, the Company granted 30,000 RSUs. No RSUs were granted during the three months ended September 30, 2020. During the nine months ended September 30, 2020 and 2019, the Company granted 172,000 and 77,000 RSUs, respectively. The weighted average grant date fair value of the RSUs awarded during the three months ended September 30, 2019 was $2.76 per RSU. The weighted average grant date fair value of the RSUs awarded during the nine months ended September 30, 2020 and 2019 was $2.51 and $2.95 per RSU, respectively.

During the three months ended September 30, 2019, 30,000 RSUs were awarded as a performance-based award granted to the Company’s former chief executive officer in connection with his resignation. The award would have vested in full upon the effective date of a change in control transaction in which an individual, entity or group acquired all of the Company’s then-outstanding equity interests on or before March 17, 2020, or in which an individual, entity or group acquired 51% of our then-outstanding equity interests on or before March 17, 2020, and then that same individual, entity or group acquired the remaining equity so that it held all of the Company’s then-outstanding equity interests on or before June 17, 2020. Continuing service was not required for vesting to occur. Because a change in control is not considered probable until a change in control occurs, and because the change in control did not occur as discussed above, the Company did not recognize stock compensation expense on this award and this award expired unvested.

In connection with the resignation of the Company’s former chief executive officer, the vesting of 10,000 of his RSUs were accelerated, 5,000 in September 2019 and 5,000 in October 2019. The modification of this award resulted in the Company recognizing stock compensation expense for the accelerated vesting of RSUs in the period in which the accelerated vesting occurred.

With the exception of the performance-based award and the acceleration of vesting of RSUs discussed above, RSUs typically vest over a period of two to three years, generally in monthly or quarterly increments. Some awards may have an initial cliff period of six months before the monthly vesting begins. All outstanding RSUs as of September 30, 2020 are subject to accelerated vesting in the event of a change in control.

The following table shows the number of RSUs that vested and were settled during the three and nine months ended September 30, 2020 and 2019, as well as the number of shares of common stock issued upon settlement. In lieu of paying cash to satisfy withholding taxes due upon the settlement of vested RSUs, an employee may elect to have shares of common stock withheld that would otherwise be issued at settlement, the value of which is equal to the amount of withholding taxes payable.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Restricted stock units vested and settled	19,000	18,000	39,000	29,000
Common stock issued, net of shares withheld	14,000	13,000	28,000	20,000

(9)	DEBT

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

The Company incurred approximately $26,000 of debt issuance costs related to the loan and security agreement and its amendment, of which approximately $3,000 was related to Amendment #1. The debt issuance costs are being amortized to interest expense using the effective interest rate method over the life of the loan. The unamortized balance of the debt issuance costs as of September 30, 2020 and December 31, 2019 was $1,000 and $11,000, respectively, and is recorded as a reduction of long-term debt.

Under the terms of Amendment #1, the Company’s financial covenants were changed as described below, the maturity date was changed from September 28, 2022 to December 31, 2020, and the amount of the Company’s monthly payment obligations increased as described below.

Before entering into Amendment #1, the Company’s adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) was required to be at least $1,000,000 for the trailing six-month period as of the last day of each fiscal quarter and the aggregate amount of unrestricted cash it had in deposit accounts or securities accounts maintained with Avidbank must be not less than $2,000,000 at all times. Under the terms of Amendment #1, the minimum EBITDA covenant was replaced with a monthly minimum asset coverage ratio covenant, which the Company refers to as the ACR covenant, and the minimum liquidity covenant was amended to provide that the aggregate amount of unrestricted cash the Company has in deposit accounts or securities accounts maintained with Avidbank must be at all times not less than the principal balance outstanding under the term loan. Under the ACR covenant, the ratio of (i) the Company’s unrestricted cash at Avidbank as of the last day of a calendar month plus 75% of its outstanding accounts receivable accounts that are within 90 days of invoice date to (ii) the outstanding principal balance of the term loan on such day must be no less than 1.25 to 1.00. As of September 30, 2020, the Company was in compliance with both of those covenants.

Before entering into Amendment #1, the Company was required to make monthly principal payments of approximately $83,000 plus accrued and unpaid interest. Under the terms of the amendment, the monthly principal payment increased to $125,000 for each of April, May and June 2020, to $300,000 for each of July, August, September, October and November 2020, and to $125,000 for December 2020. As of September 30, 2020, the outstanding principal balance of the term loan was $725,000.

On June 1, 2020, the Company and Avidbank entered into an amendment to the loan and security agreement to formally memorialize Avidbank’s consent to the Company receiving the PPP Loan (as defined below). Avidbank initially consented to the Company receiving the PPP loan in April 2020.

Paycheck Protection Program Loan

On April 18, 2020, the Company issued a note in the principal amount of approximately $1,625,000 to Level One Bank evidencing the loan (the “PPP Loan”) the Company received under the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act administered by the U.S. Small Business Administration (the “CARES Act”). As of September 30, 2020, the outstanding principal balance of the PPP Loan was approximately $1,625,000.

The PPP Loan matures on April 18, 2022 and bears interest at a rate of 1.0% per annum. The Company must make monthly interest only payments beginning on November 18, 2020. One final payment of all unforgiven principal plus any accrued unpaid interest is due at maturity. Under the terms of the PPP, the Company may prepay the PPP Loan at any time with no prepayment penalties. Under the terms of the PPP, certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. In October 2020, the Company submitted its loan forgiveness application for the PPP Loan, and in November 2020, the U.S Small Business Administration approved the forgiveness of approximately $1,093,000 of the $1,625,000 loan, leaving a principal balance of approximately $532,000.

Bridge Loan

In connection with the Asset Purchase Agreement entered into with eGames.com on September 18, 2020, the Company issued to Fertilemind Management, LLC, an affiliate of eGames.com, an unsecured promissory note (the “Note”) in the principal amount of $1,000,000, evidencing a $1,000,000 loan received from Fertilemind Management, LLC on behalf of eGames.com (the “Bridge Loan”). The Company may use the loan proceeds for, among other things, the payment of obligations related to the transactions contemplated by the Asset Purchase Agreement and the Merger Agreement and other general working capital purposes. The principal amount accrues interest at rate of 8% per annum (increasing to 15% per annum upon the occurrence of an event of default), compounded annually. The principal amount of the Bridge Loan and accrued interest thereon is due and payable upon the earlier of (i) the termination of the Asset Purchase Agreement, (ii) the closing of a Business Combination (as defined in the Note), and (iii) December 31, 2020. Upon the closing of the Asset Sale, the Bridge Loan will be applied against the purchase price under the Asset Purchase Agreement, and the Note will be extinguished.

All of the Company’s obligations under the Note are subordinate to the indebtedness and all other obligations owed by the Company to Avidbank including under the loan and security agreement, dated as of September 28, 2018 and as amended from time to time, between the Company and Avidbank.

The Note includes customary events of default, including if any portion of the Note is not paid when due; if the Company defaults in the performance of any other material term, agreement, covenant or condition of the Note, subject to a cure period; if any final judgment for the payment of money is rendered against the Company and the Company does not discharge the same or cause it to be discharged or vacated within 90 days; if the Company makes an assignment for the benefit of creditors, if the Company generally does not pay its debts as they become due; if a receiver, liquidator or trustee of the Company is appointed, or if the Company is adjudicated bankrupt or insolvent. In the event of an event of default, the Note will accelerate and become immediately due and payable at the option of the holder.

The Company is in discussions with Fertilemind Management, LLC regarding the possibility of borrowing an additional $500,000 on approximately December 1, 2020, which, if received, would also be applied toward the purchase price at the closing of the Asset Sale. No assurances can be given that the Company will obtain such $500,000 loan from Fertilemind Management, LLC or from any other party.

(10)	LEASES

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

Corporate Headquarters Lease Termination

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

Pursuant to the Lease Termination Agreement, in exchange for allowing the Company to terminate the lease early, the Company agreed to (i) allow the Lessor to keep its security deposits of approximately $260,000, which includes $200,000 of restricted cash under a letter of credit, (ii) pay the Lessor approximately $121,000 for past due rent, and (iii) pay the Lessor $80,000 if the Company sells all or any material part of its assets or all or any material part of its equity interests and $5,000 if the Lessor needs to dispose of furniture that remained in the office space. In July 2020, the Lessor informed the Company that it needed to dispose of the remaining furniture, and the Company paid the Lessor $5,000 to do so.

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

The tables below show the beginning balances of the operating lease right-of-use assets and liabilities as of January 1, 2019 and the ending balances as of September 30, 2020, including the changes during the periods.

Operating lease right-of-use assets
Operating lease right-of use assets at January 1, 2020	$2,101,000
Amortization of operating lease right-of-use assets	(161,000)
Addition of operating lease right-of -use asset	28,000
Write-off of right-of-use asset due to headquarters lease termination	(1,913,000)
Write-off of right-of-use asset related to other lease terminations	(50,000)
Operating lease right-of-use assets at September 30, 2020	$5,000

Operating lease liabilities
Operating lease liabilities at January 1, 2020	$3,300,000
Principal payments on operating lease liabilities	(154,000)
Addition of operating lease liability	28,000
Write-off of lease liability related to headquarters lease termination	(3,135,000)
Write-off of lease liability related to other lease terminations	(34,000)
Operating lease liabilities at September 30, 2020	5,000
Less non-current portion	-
Current portion at September 30, 2020	$5,000

As of September 30, 2020, the Company’s operating leases have a weighted-average remaining lease term of 1 month for $5,000 in future payments and a weighted-average discount rate of 5%.

For the three months ended September 30, 2020 and 2019, total lease expense under operating leases was approximately $17,000 and $137,000, respectively. For the nine months ended September 30, 2020 and 2019, total lease expense under operating leases was approximately $281,000 and $407,000, respectively. Lease expense is recorded in selling, general and administrative expenses.

The tables below show the beginning balances of the finance lease right-of-use assets and liabilities as of January 1, 2020 and the ending balances as of September 30, 2020, including the changes during the periods. The Company’s finance lease right-of-use assets are included in “Fixed assets, net” on the accompanying consolidated balance sheet.

Finance lease right-of-use assets
Finance lease right-of use assets at January 1, 2020	$41,000
Depreciation of finance lease right-of-use assets	(15,000)
Finance lease right-of-use assets at September 30, 2020	$26,000

Finace lease liabilities
Finance lease liabilities at January 1, 2020	$41,000
Principal payments on finance lease liabilities as of September 30, 2020	(14,000)
Finance lease liabilities at September 30, 2020	27,000
Less non-current portion	(4,000)
Current portion at September 30, 2020	$23,000

As of September 30, 2020, the Company’s finance leases have a weighted-average remaining lease term of 1.2 years and a weighted-average discount rate of 5.52%. The maturities of the finance lease liabilities are as follows:

As of
September 30, 2020
2020	7,000
2021	21,000
Total Finance lease payments	28,000
Less imputed interest	(1,000)
Present value of Finance lease liabilities	$27,000

For the three months ended September 30, 2020 and 2019, total lease costs under finance leases were approximately $5,000 and $10,000, respectively. For the nine months ended September 30, 2020 and 2019, total lease costs under finance leases were approximately $15,000 and $41,000, respectively.

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

Sales-type leases. As with the contracts under right-of-use operating leases, certain customers enter into contracts to obtain subscription services from the Company, which includes the Company’s content (nonlease component) and equipment installed in the customer locations so the customer can access the content (lease component). Generally, the equipment lease term is for three years and the customer prepays its lease in full. After the lease term, the lessee may purchase the equipment for a nominal fee or lease new equipment. Although the timing and pattern of the transfer of both the subscription services and the equipment may be the same, the provisions of the contract related to the equipment results in a sales-type lease, and therefore, the Company cannot treat both the nonlease component and the lease component as a combined component. Accordingly, the nonlease component is accounted for under Topic 606 and the sales-type lease is accounted for under Topic 842 and separately disaggregated on the Company’s statement of operations. The Company does not anticipate entering into any sales-type lease arrangements after December 31, 2019. The Company has not recognized any sales-type lease revenue for the three or nine months ended September 30, 2020.

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

The COVID-19 pandemic has had, and continues to have, a significant adverse impact on the Company’s business, cash flows from operations and liquidity. However, based on the cash flows the Company is receiving from its customers during the pandemic and the future undiscounted cash flows the Company expects to receive from these customers, the Company has determined that recoverability of the carrying amounts of its site equipment to be installed and the site equipment in fixed assets is probable and, therefore, during the three months ended September 30, 2020, the Company did not record any impairment charges on these assets, other than disposals of approximately $3,000 in the ordinary course of business. For the nine months ended September 30, 2020, the Company disposed of approximately $229,000 of site equipment, primarily related to older equipment the Company determined would no longer be deployed.

For other fixed assets, as previously discussed, the Company terminated its lease for its corporate headquarters and vacated the facility as of June 30, 2020. (See Note 10) As a result, during the nine months ended September 30, 2020, the Company wrote-off approximately $890,000 of unamortized tenant improvement allowance that is recorded as part of the gain on termination of lease, as well as approximately $85,000 in leasehold improvement assets and $197,000 in furniture and fixtures and the Company’s vehicle.

The Company disposed of approximately $4,000 and $24,000 of site equipment during the three and nine months ended September 30, 2019 in the ordinary course of business.

The Company will continue to monitor the recoverability of its site equipment and other fixed assets as it relates to the continued impact of the COVID-19 pandemic and will recognize any additional write-offs during the period in which it determines that impairment exists.

(12)	SOFTWARE DEVELOPMENT COSTS

The Company capitalizes costs related to developing certain software programs in accordance with ASC No. 350, Intangibles – Goodwill and Other. When the Company deploys the programs, it begins to recognize costs related to the programs on a straight-line basis over the programs’ estimated useful lives, generally two to three years. Amortization expense relating to capitalized software development costs totaled $137,000 and $100,000 for the three months ended September 30, 2020 and 2019, respectively, and $430,000 and $293,000 for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020 and December 31, 2019, approximately $62,000 and $177,000, respectively, of capitalized software costs were not subject to amortization as the development of various software projects was not complete.

The Company performed its quarterly review of software development projects for the three months ended September 30, 2019, and determined to abandon certain software development projects that were no long a strategic fit for the Company, which resulted in recognizing approximately $51,000 in capitalized software impairment charges. The Company’s quarterly review for the three months ended September 30, 2020 did not result in recognizing any impairment charges for the period. During the nine months ended September 3, 2020 and 2019, the Company abandoned various software development projects that the Company concluded were no longer a current strategic fit or for which it determined that the marketability of the content had decreased due to obtaining additional information regarding the specific industry for which the content was intended. As a result, the Company recognized impairment charges of $238,000 and $52,000, respectively. Impairment of capitalized software is shown separately on the Company’s consolidated statement of operations.

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

(13) GOODWILL

The Company’s goodwill balance of $696,000 as of December 31, 2019 relates to the excess of costs over the fair value of assets the Company acquired in 2003 related to its Canadian business (the “Reporting Unit”). In the Company’s evaluation of impairment indicators as of March 31, 2020, it determined that the uncertainty relating to the impact of the COVID-19 pandemic on the Reporting Unit’s future operating results represented an indicator of impairment. Accordingly, the Company compared the estimated fair value of the Reporting Unit to its carrying value at March 31, 2020, determined that a full impairment loss was warranted and recognized an impairment charge of $662,000 for the three months ended March 31, 2020. No further evaluations are necessary after March 31, 2020. There was no goodwill impairment recorded for the three or nine months ended September 30, 2019.

In addition to the impairment loss recognized, fluctuations in the amount of goodwill shown on the accompanying balance sheets can occur due to changes in the foreign currency exchange rates used when translating NTN Canada’s financial statement from Canadian dollars to US dollars during consolidation. The following table shows the changes in the carrying amount of goodwill for the nine months ended September 30, 2020.

Goodwill balance at January 1, 2020	$696,000
Activity for the three months ended March 31, 2020
Effects of foreign currency	(34,000)
Goodwill impairment	(662,000)
Goodwill balance at March 31, 2020 and September 30, 2020	$-

(14) ACCUMULATED OTHER COMPREHENSIVE INCOME

The United States dollar is the Company’s functional currency, except for its operations in Canada where the functional currency is the Canadian dollar. The financial position and results of operations of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. In accordance with ASC No. 830, Foreign Currency Matters, revenues and expenses of the Company’s foreign subsidiaries have been translated into U.S. dollars using the average exchange rates during the reporting period, and the assets and liabilities of such subsidiaries have been translated using the period end exchange rate. Accumulated other comprehensive income includes the accumulated gains or losses from these foreign currency translation adjustments. As of September 30, 2020 and December 31, 2019, $241,000 and $268,000 of foreign currency translation adjustments were recorded in accumulated other comprehensive income, respectively.

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

(16) SUBSEQUENT EVENTS

PPP Loan Forgiveness

In November 2020, the U.S. Small Business Administration approved the forgiveness of approximately $1,093,000 of the Company’s $1,625,000 PPP Loan, leaving a principal balance of approximately $532,000.

Legal Proceedings

From time to time, the Company is subject to legal proceedings in the ordinary course of business. While management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm its financial position, cash flows, or overall trends in results of operations, legal proceedings are subject to inherent uncertainties, and unfavorable rulings or outcomes could occur that have, individually or in the aggregate, a material adverse effect on the Company’s business, financial condition or operating results. The Company is not currently subject to any pending material legal proceedings except as described below.

The Company and its directors have been named as defendants in six substantially similar actions brought by purported stockholders of the Company’s arising out of the Merger: Henson v. NTN Buzztime, Inc., Case No. 1:20-cv-08663 (S.D.N.Y. filed Oct. 16, 2020); Chinta v. NTN Buzztime, Inc., Case No. 1:20-cv-01401 (D. Del. filed Oct. 16, 2020); Amanfo v. NTN Buzztime, Inc., Case No. 1:20-cv-08747 (S.D.N.Y. filed Oct. 20, 2020); Falikman v. NTN Buzztime, Inc., Case No. 1:20-cv-05106 (E.D.N.Y. filed Oct. 23, 2020); Haas v. NTN Buzztime, Inc., Case No. 3:20-cv-02123-BAS-JLB (S.D. Cal. filed Oct. 29, 2020); and Monsour v. NTN Buzztime, Inc. Case No. 1:20-cv-08755 (S.D.N.Y filed October 20, 2020). These actions assert claims asserting violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and Securities Exchange Commission Rule 14a-9 promulgated thereunder. Chinta asserts additional claims for breach of fiduciary duty under Delaware law. The complaints allege that defendants failed to disclose allegedly material information in a Form S-4 Registration Statement filed on October 2, 2020, including (1) certain details regarding any projections or forecasts the Company or Brooklyn may have made, and the analyses performed by the Company’s financial advisor, Newbridge Securities Corporation; (2) conflicts concerning the sales process; and (3) disclosures regarding whether or not the Company entered into any confidentiality agreements with standstill and/or “don’t ask, don’t waive” provisions. The complaints allege that these purported failures to disclose rendered the Form S-4 false and misleading. The complaints request a preliminary and permanent injunction of the Merger; rescission of the Merger if executed and/or rescissory damages in unspecified amounts; direction to the individual directors to disseminate a compliant Registration Statement; an accounting by the Company for all alleged damages suffered; a declaration that certain federal securities laws have been violated; and costs, including attorneys’ and expert fees and expenses. Process has been served in Henson, but not in any of the other actions. The deadline for defendants to respond to the complaint in Henson is December 21, 2020. Although plaintiffs request injunctive relief in their complaints, they have not filed motions for such relief.

The Company and its directors deny the allegations asserted against the Company in these actions and intend to oppose them vigorously.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This report and the documents incorporated by reference herein, if any, contain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, or the Forward-Looking Statements Safe Harbor, as codified in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts could be deemed forward-looking statements. We have tried, whenever possible, to identify these statements by using words such as “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “seeks,” or words of similar meaning, or future or conditional verbs, such as “may,” “will,” “should,” “could,” “aims,” “intends” or “projects,” and similar expressions, whether in the negative or the affirmative. Forward-looking statements reflect management’s beliefs and assumptions, are all based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Forward-looking statements by their nature address matters that are, to different degrees, subject to risks and uncertainties that could cause actual results to differ materially and adversely from those expressed in any forward-looking statement. For us, particular factors that might cause or contribute to such differences include: (1) the risk that the conditions to the closing of the Asset Sale or the Merger are not satisfied, including the failure to timely or at all obtain stockholder approval for the Asset Sale or the Merger; (2) uncertainties as to the timing of the consummation of the Asset Sale or the Merger and the ability of the parties to consummate the Asset Sale or the Merger; (3) risks related to our ability to correctly estimate our operating expenses and our expenses associated with the Asset Sale or the Merger; (4) unexpected costs, charges or expenses resulting from the Asset Sale or the Merger; (5) if the Merger or the Asset Sale is not consummated, our ability to raise substantial capital in the very near-term to allow us to maintain operations and sustain the negative impact of the COVID-19 pandemic on our business and financial condition, and if we are able to sustain such impact, our ability to recover from the impact; (6) our ability to successfully manage our liquidity and our working capital deficit by managing the timing of payments to our third parties; (7) our ability to comply with our financial covenants in our loan and security agreement with Avidbank and its right to declare a default if we do not, which could lead to all payment obligations becoming immediately due and payable and which could lead to a foreclosure on our assets; (8) when, and the extent to which, the negative impact of the pandemic will improve, including when a substantial majority of restaurants across the U.S. and Canada will be permitted to offer on-site dining and operate at or close to pre-pandemic levels or when a substantial majority of bars across the U.S. and Canada will be permitted to re-open and operate at or close to pre-pandemic levels, when our customers will re-open, or if they will subscribe to our service if and when they do; (9) the negative impact that measures we implemented and may implement to reduce our operating expenses and planned capital expenses (including investments in our business) may have on our ability to effectively manage and operate our business; (10) our ability to maintain or grow our revenue; and (11) the other risks and uncertainties described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (our “2019 10-K”), and described in other documents we file from time to time with the Securities and Exchange Commission, or SEC, including our Current Reports on Form 8-K and our Quarterly Reports on Form 10-Q filed with the SEC thereafter. To the extent the impact of the COVID-19 pandemic adversely affects our business, operations, financial condition and operating results, it may also have the effect of heightening many of the other risks described in Part I, Item 1A “Risk Factors” included in our 2019 10-K.

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

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to, and should be read with, the accompanying unaudited condensed consolidated financial statements and notes, included in Item 1 of this Quarterly Report on Form 10-Q, to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. All dollar amounts in this discussion are rounded to the nearest thousand. Our discussion is organized as follows:

●	Overview and Highlights. This section describes our business and significant events and transactions we believe are important in understanding our financial condition and results of operations.

●	Critical Accounting Policies. This section lists our significant accounting policies, including any material changes in our critical accounting policies, estimates and judgments during the three and nine months ended September 30, 2020 from those described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2019 10-K.

●	Results of Operations. This section provides an analysis of our results of operations presented in the accompanying unaudited condensed consolidated statements of operations by comparing the results for the three and nine months ended September 30, 2020 to the results for the three and nine months ended September 30, 2019.

●	Liquidity and Capital Resources. This section provides an analysis of our historical cash flows, and our future capital requirements.

●	Recent Accounting Pronouncements. This section provides information related to new or updated accounting guidance that may impact our consolidated financial statements.

●	Off-Balance Sheet Arrangements. This section provides information related to any off-balance sheet arrangement we may have that would affect our consolidated finance statements.

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

Recent Developments

Proposed Reverse Merger and Asset Sale Transactions

Since 2018, we have been exploring and evaluating strategic alternatives focused on maximizing shareholder value, while also exploring and evaluating financing alternatives to increase the likelihood that we would be able to avoid a restructuring (such as a reorganization, bankruptcy or assignment for the benefit of creditors) or a dissolution, liquidation and/or winding up of our company, in the event the strategic process does not result in a transaction.

On August 12, 2020, we entered into an agreement and plan of merger and reorganization (the “Merger Agreement”) with Brooklyn Immunotherapeutics LLC (“Brooklyn”), pursuant to which, subject to the terms and conditions thereof, a wholly-owned subsidiary ours will be merged with and into Brooklyn (the “Merger”).

On September 18, 2020, we entered an asset purchase agreement (the “Asset Purchase Agreement”) with eGames.com Holdings LLC (“eGames.com”), pursuant to which, subject to the terms and conditions thereof, we will sell and assign (the “Asset Sale”) all of our right, title and interest in and to the assets relating to our current business (the “Purchased Assets”) to eGames.com.

If the Merger and the Asset Sale are completed, we will sell to eGames.com all of our right, title and interest in and to the assets relating to our business of licensing our interactive entertainment network and services and the tablets and related equipment used therein, and our business will become the business of Brooklyn. Brooklyn is a clinical-stage biopharmaceutical company focused on exploring the role that cytokine-based therapy can have on the immune system in treating patients with cancer.

Pursuant to, and on the terms and subject to the conditions of, the Merger Agreement, at the closing of the Merger, Brooklyn will become our wholly owned subsidiary. At the effective time of the Merger, Brooklyn’s members will exchange their equity interests in Brooklyn for shares of our common stock representing between approximately 94.08% and 96.74% of our outstanding common stock immediately following the effective time of the Merger on a fully diluted basis (less a portion of such shares which will be allocated to Maxim Group LLC in respect of the success fee owed to it by Brooklyn), and our stockholders as of immediately prior to the effective time, will own between approximately 5.92% and 3.26% of our outstanding common stock immediately after the effective time of the Merger on a fully diluted basis. The exact number of shares to be issued in the Merger will be determined pursuant to a formula in the Merger Agreement.

Upon completion of the Merger, the board of directors of the combined company is expected to consist entirely of individuals designated by Brooklyn and the officers of the combined company are expected to be members of Brooklyn’s current management team. The employment of Allen Wolff, our chief executive officer, with us will terminate upon the closing of the Asset Sale, and he will become employed by eGames.com. Sandra Gurrola, our senior vice president of finance, has had discussions regarding her possible employment with eGames.com following the closing of the Merger, and as of the date of this report, the parties continue to be in discussions and Ms. Gurrola has not accepted an offer.

Consummation of the Merger is subject to certain closing conditions, including, among other things, approval by our stockholders and by the beneficial holders of the Class A membership units of Brooklyn. The Merger Agreement contains certain termination rights for each of us and Brooklyn, including that either party may terminate the Merger Agreement if the Merger has not been consummated by December 31, 2020, subject to extension under specified circumstances. The Merger Agreement also provides that, upon the termination of the Merger Agreement under specified circumstances, we or Brooklyn will be required to pay the other party a $750,000 termination fee or reimburse the other party for up to $250,000 of its third party expenses.

We devoted significant resources and effort to identify, evaluate and negotiate the Merger Agreement with Brooklyn and the Asset Purchase Agreement with eGames.com, and continue to devote significant resources and effort to consummate the transactions contemplated by the Merger Agreement and the Asset Purchase Agreement. However, no assurances are, or can be given, that the Merger or the Asset Sale will be consummated.

If the Merger is not completed, we cannot predict whether and to what extent we would be successful in consummating an alternative transaction, the timing of such a transaction or our future cash needs required to complete such a transaction, and we may choose or be forced to effectuate a restructuring or to dissolve and liquidate our assets. Even if the Merger is completed, it ultimately may not deliver the anticipated benefits or enhance stockholder value.

If neither the Merger nor the Asset Sale are completed, we will reconsider our strategic alternatives and could attempt to complete another strategic transaction like the Merger or the Asset Sale, continue to operate our business, or dissolve and liquidate our assets. However, because of our limited cash and resources, we would likely be required to dissolve and liquidate our assets.

If the Merger does not close and the Asset Sale closes, we may attempt to find another reverse merger partner or dissolve and liquidate our assets. Because the NYSE Regulation, Inc. may begin delisting proceedings if we had no assets or operations and due to our limited cash availability, we may be unable to identify and complete another reverse merger and we would likely be required to dissolve and liquidate our assets. In such case, we would be required to pay all our debts and contractual obligations and to set aside certain reserves for potential future claims.

If the Merger closes and our stockholders do not approve the Asset Sale Proposal, the combined company will focus its resources on executing Brooklyn’s business plan, and the board of directors of the combined company may elect to, among other things, attempt to sell or otherwise dispose of the assets related to our historical business, including to eGames.com under the Asset Purchase Agreement. Because as of immediately following the closing of the Merger, the assets related to our historical business are not expected to constitute all or substantially all of the combined company’s assets, the combined company may be able sell or otherwise dispose of the assets related to our historical business without stockholder approval, including to eGames.com under the Asset Purchase Agreement.

The descriptions above of Merger Agreement and the Asset Purchase Agreement do not purport to be complete and are qualified in their entirety by reference to the Merger Agreement and the Asset Purchase Agreement that have been filed with the Securities and Exchange Commission (the “SEC”), and are incorporated by reference in this report. The assertions embodied in the representations and warranties contained in the Merger Agreement and the Asset Purchase Agreement are qualified by information in confidential disclosure schedules delivered by the parties in connection with the signing of those agreements. Moreover, certain representations and warranties contained in those agreements were made as of a specified date; may have been made for the purposes of allocating contractual risk between the parties to such agreements; and may be subject to contractual standards of materiality different from what might be viewed as material to our stockholders. Accordingly, the representations and warranties in those agreements should not be relied on by any persons as characterizations of the actual state of facts and circumstances of our company or any other parties thereto at the time they were made and should consider the information in these agreements in conjunction with the entirety of the factual disclosure about our company in this report. Information concerning the subject matter of the representations and warranties may have changed after the date of those agreements, which subsequent information may or may not be fully reflected in our public disclosures. Those agreements should not be read alone, but should instead be read in conjunction with each other and other information included in this report and in the registration statement on Form S-4 we filed with the SEC on October 2, 2020, to register the offer and sale of the shares of our common stock to be issued pursuant to the Merger Agreement (the “Registration Statement”). The Registration Statement also serves as our proxy statement for the special meeting of stockholders that we intend to convene as promptly as practicable following the effectiveness of the Registration Statement at which our stockholders will be asked to vote to approve (i) the issuance of shares of our common stock to the members of Brooklyn pursuant to the terms of the Merger Agreement and the change of control resulting therefrom, (ii) a reverse stock split of the outstanding shares of our common stock within a range of one new share for every 3 to 10 (or any number in between) shares outstanding (if the reverse stock split is implemented in connection with the Merger, the ratio will be mutually agreed upon by our board of directors and Brooklyn’s managers, and if not implemented in connection with the Merger, will be determined by our board of directors), (iii) amendments to our certificate of incorporation to increase the authorized number of shares of our common stock, change our corporate name to “Brooklyn Immunotherapeutics, Inc.”, and provide the holders of our Series A Convertible Preferred Stock with voting rights (in order to help ensure the tax-deferred nature of the transactions contemplated by the Merger Agreement), (iv) a new stock incentive plan, which will become effective upon the Merger and will authorize the issuance of no more than 7.5% of the fully-diluted outstanding shares of our common stock immediately following the effective date of the merger, (v) the Asset Sale and (vi) on a non-binding, advisory basis, the compensation that will be paid or may become payable to our named executive officers in connection with the Merger and the Asset Sale.

Bridge Loan

In connection with entering into the Asset Purchase Agreement with eGames.com on September 18, 2020, we issued to Fertilemind Management, LLC, an affiliate of eGames.com, an unsecured promissory note in the principal amount of $1,000,000, evidencing a $1,000,000 loan received from Fertilemind Management, LLC on behalf of eGames.com. We may use the loan proceeds for, among other things, the payment of obligations related to the transactions contemplated by the Asset Purchase Agreement and the Merger Agreement and other general working capital purposes. Upon the closing of the Asset Sale, the loan be applied against the purchase price under the Asset Purchase Agreement, and the promissory note evidencing the loan will be extinguished. See “—Liquidity and Capital Resources,” below.

We are in discussions with Fertilemind Management, LLC regarding the possibility of borrowing an additional $500,000 on approximately December 1, 2020, which, if received, would also be applied toward the purchase price at the closing of the Asset Sale. No assurances can be given that we will obtain such $500,000 loan from Fertilemind Management, LLC or from any other party.

COVID-19 Impact

The negative impact of the COVID-19 pandemic on the restaurant and bar industry was abrupt and substantial, and our business, cash flows from operations and liquidity suffered, and continues to suffer, materially as a result. In many jurisdictions, including those in which we have many customers and prospective customers, restaurants and bars were ordered by the government to shut-down or close all on-site dining operations in the latter half of March 2020. Since then, governmental orders and restrictions impacting restaurants and bars in certain jurisdictions were eased or lifted as the number of COVID-19 cases decreased or plateaued, but as jurisdictions began experiencing a resurgence in COVID-19 cases, many jurisdictions reinstated such orders and restrictions, including mandating the shut-down of bars and the closing of all on-site dining operations of restaurants. We have experienced material decreases in subscription revenue, advertising revenue and cash flows from operations, which we expect to continue for at least as long as the restaurant and bar industry continues to be negatively impacted by the COVID-19 pandemic, and which may continue thereafter if restaurants and bars seek to reduce their operating costs or are unable to re-open even if restrictions within their jurisdictions are eased or lifted. For example, at its peak, approximately 70% of our customers had their subscriptions to our services temporarily suspended. As of November 10, 2020, approximately 11% of our customers remain on subscription suspensions.

In response to the impact of the pandemic on our business, we implemented measures to reduce our operating expenses and preserve capital, and we may implement additional measures in the future.

●	We reduced our headcount (as of November 10, 2020, we had 22 employees, all of whom are currently working remotely, compared to 74 at December 31, 2019).

●	Our chief executive officer agreed to defer payment of 45% of his base salary between May 1, 2020 and October 31, 2020 until the earlier of October 31, 2020 or such time as our board of directors determines in good faith that we are in the financial position to pay his accumulated deferred salary. As of September 30 2020, we have accrued approximately $21,000 related to our chief executive officer’s deferred compensation.

●	We terminated the lease for our corporate headquarters, resulting in a reduction in our future cash obligations under the lease by approximately $3.4 million (see Note 10 to the unaudited condensed consolidated financial statements included herein).

●	We substantially eliminated all capital projects and are aggressively managing our payables to limit further cash outlays and manage our working capital.

Paycheck Protection Program Loan

In April 2020, we received a loan of approximately $1,625,000 under the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act administered by the U.S. Small Business Administration. The loan matures on April 18, 2022 and bears interest at a rate of 1.0% per annum. We must make monthly interest only payments beginning on November 18, 2020. One final payment of all unforgiven principal plus any accrued unpaid interest is due at maturity. Under the terms of the PPP, certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. In October 2020, we submitted our loan forgiveness application for the PPP Loan and in November 2020, the U.S Small Business Administration approved the forgiveness of approximately $1,093,000 of the $1,625,000 loan, leaving a note balance of approximately $532,000. See “—Liquidity and Capital Resources,” below.

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

There have been no material changes in our critical accounting policies, estimates and judgments during the three months ended September 30, 2020 from those described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2019 10-K.

RESULTS OF OPERATIONS

We incurred a net loss of $1,481,000 and $4,722,000 for the three and nine months ended September 30, 2020, compared to a net loss of $351,000 and $754,000 for the three and nine months ended September 30, 2019.

Revenue

We generate revenue by charging subscription fees to our partners for access to our 24/7 trivia network, by selling and leasing tablet and hardware equipment for custom usage beyond trivia/entertainment, by selling DOOH advertising direct to advertisers and on national ad exchanges, by licensing our entertainment and trivia content to other parties, and by providing professional services such as custom game design or development of new platforms on our existing tablet form factor. Until February 1, 2020, we also generated revenue from hosting live trivia events. We sold all our assets used to host live trivia events in January 2020. The table below summarizes the type of revenue we generated for the three and nine months ended September 30, 2020 and 2019 and the change in such revenue between the two periods:

	Three months ended September 30,
	2020		2019
	$	% of Total Revenue	$	% of Total Revenue	$ Change	% Change
Subscription revenue	1,053,000	71.3%	3,723,000	81%	(2,670,000)	(71.7)%
Hardware revenue	379,000	25.7%	11,000	0%	368,000	3,345.5)%
Other revenue	45,000	3.0%	846,000	19%	(801,000)	(94.7)%
Total	1,477,000	100.0%	4,580,000	100%	(3,103,000)	(67.8)%

	Nine months ended September 30,
	2020		2019
	$	% of Total Revenue	$	% of Total Revenue	$ Change	% Change
Subscription revenue	3,779,000	82%	11,356,000	78%	(7,577,000)	(67)%
Hardware revenue	421,000	9%	811,000	6%	(390,000)	(48)%
Other revenue	425,000	9%	2,471,000	17%	(2,046,000)	(83)%
Total	4,625,000	100%	14,638,000	100%	(10,013,000)	(68)%

Subscription Revenue

The decrease in subscription revenue for the three and nine months ended September 30, 2020 was due to lower average site count, lower average revenue per site and the impact of the COVD-19 pandemic on our business when compared to the same periods in 2019. We previously reported that our subscription revenue would materially decrease beginning in the first quarter of 2020 if we did not add network subscribers or other revenue sources sufficient to replace the revenue historically received from Buffalo Wild Wings corporate-owned restaurants and its franchisees, after our existing relationships with BWW terminated in November 2019. To date, we have not offset the lost subscription revenue from Buffalo Wild Wings corporate-owned restaurants and its franchisees, and, in light of the substantial negative impact the pandemic has had, continues to have and is expected to continue to have, on the restaurant and bar industry and on our business, and taking into account the measures we implemented in response to the impact of the pandemic on our business to reduce operating expenses and preserve capital, including reducing our headcount and sales and marketing team, we do not expect that will be able to do so in the foreseeable future.

Because shelter-in-place orders and governmental orders and restrictions on the operations of restaurants and bars to shut-down or close all on-site dining were generally issued toward the end of the first quarter of 2020, the negative impacts of the COVID-19 pandemic on our subscription revenue were significantly greater in the second quarter of 2020 compared to the first quarter of 2020. Although restrictions have been lifted or reduced for many of our customers, our subscription revenue suffered during the third quarter of 2020 and we expect that it will continue to suffer as a result of the pandemic, including because we expect governmental orders and restrictions impacting restaurants and bars will remain in effect or be reinstated in response to resurgences in COVID-19 cases. See “Item 1A. Risk Factors” in Part II of this report for additional information regarding the impact of the pandemic on our business and outlook.

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

The table below provides a geographic breakdown of our site count as of the date indicated:

	Network Subscribers as of September 30,
	2020	2019
United States	981	2,431
Canada	99	134
Total	1,080	2,565

Hardware Revenue

The increase in hardware revenue for the three months ended September 30, 2020 was due to the final delivery of tablets to our jail services partner. In September 2020, we entered into an agreement with our jail service partner to terminate our existing contract and cancel the remaining tablets to be delivered under our contract. We expect our hardware revenue to materially decrease in the future.

The decrease in hardware revenue for the nine months ended September 30, 2020 was primarily due to decreased sales-type lease arrangements when compared to the same periods in 2019. As previously reported, we did not, and do not, expect to continue recognizing hardware revenue under sales-type lease arrangements during 2020 or thereafter.

Other Revenue

The decrease in other revenue for the three and nine months ended September 30, 2020 was primarily due to a decrease in revenue from our live-hosted trivia events when compared to the same periods in 2019 as a result of the sale in January 2020 of all our assets used to conduct such events. We do not expect to recognize revenue from live-hosted trivia events in the future.

We also recognized less license revenue and advertising revenue during the three and nine months ended September 30, 2020 when compared to the same periods in 2019. We expect our advertising revenue will continue to be materially adversely impacted because of a decrease in advertising sales arising from a slowdown in consumer traffic in the restaurant and bars that subscribe to our service as a result of the COVID-19 pandemic.

Direct Operating Costs and Gross Margin

A comparison of direct operating costs and gross margin for the periods indicated is shown in the table below:

	Three months ended September 30,
	2020	2019	Change	% Change
Revenues	$1,477,000	$4,580,000	$(3,103,000)	(68)%
Direct Operating Costs	801,000	1,344,000	(543,000)	(40)%
Gross Margin	$676,000	$3,236,000	$(2,560,000)	(79)%

Gross Margin Percentage	46%	71%

	Nine months ended September 30,
	2020	2019	Change	% Change
Revenues	$4,625,000	$14,638,000	$(10,013,000)	(68)%
Direct Operating Costs	2,364,000	4,545,000	(2,181,000)	(48)%
Gross Margin	$2,261,000	$10,093,000	$(7,832,000)	(78)%

Gross Margin Percentage	49%	69%

For the three months ended September 30, 2020, the decrease in direct operating costs was primarily due to decreased (1) direct wages of approximately $313,000 as a result of no longer providing live-hosted trivia events after January 2020 following the sale of all our assets used to conduct those events; (2) depreciation expense of $302,000; (3) service provider and freight expense of approximately $152,000; and (4) other miscellaneous expenses of $78,000, in each case, when compared to the same period in 2019. These decreased expenses were offset by increased equipment expense of approximately $303,000 as a result of the delivery of tablets to our jail services provider during the three months ended September 30, 2020 compared to the same period in 2019.

For the nine months ended September 30, 2020, the decrease in direct costs was primarily due to decreased (1) direct wages of approximately $828,000 as a result of no longer providing live-hosted trivia events after January 2020; (2) equipment expense of approximately $71,000 due primarily to reduction in hardware revenue; (3) depreciation expense of $677,000; (4) service provider and freight expense of approximately $398,000; and (5) other miscellaneous expenses of $206,000, in each case, when compared to the same period in 2019.

The decrease in gross margin for the three and nine months ended September 30, 2020 was primarily due to the reduction in revenue when compared to the same periods in 2019. Additionally, certain fixed costs, such as direct depreciation and amortization expense, negatively impacted gross margins for the three and nine months ended September 30, 2020 when compared to the same periods in 2019.

Operating Expenses

	Three months ended September 30,
	2020	2019	Change
Selling, general and administrative	$2,068,000	$3,413,000	$(1,345,000)

Impairment of capitalized software	$-	$51,000	$(51,000)

Depreciation and amortization (non-direct)	$26,000	$88,000	$(62,000)

	Nine months ended September 30,
	2020	2019	Change
Selling, general and administrative	$6,743,000	$10,303,000	$(3,560,000)

Impairment of capitalized software	$238,000	$52,000	$186,000

Impairment of goodwill	$662,000	$-	$662,000

Depreciation and amortization (non-direct)	$189,000	$273,000	$(84,000)

Selling, General and Administrative Expenses

The decrease in selling, general and administrative expenses for the three and nine months ended September 30, 2020 when compared to the same period in 2019 was primarily due to decreased (1) payroll and related expense of $1,498,000 and $3,320,000, respectively, as a result of reduced headcount; (2) marketing fees of $168,000 and $609,000, respectively, due to managing discretionary spending; (3) lease expense of approximately $118,000 and $127,000, respectively, due to terminating our lease and vacating our corporate headquarters in June 2020, and (4) miscellaneous expense of $192,000 and $208,000, respectively, in each case, when compared to the same periods in 2019. These decreases were partially offset by increased professional fees of $630,000 and $613,000 for the three and nine months ended September 30, 2020, respectively, primarily due to costs associated with the Merger and Asset Sale transactions.

In light of the recent measures we implemented to reduce operating expenses and to preserve capital, we expect our selling, general and administrative expenses to continue to decrease in the fourth quarter of 2020 when compared to the prior year period. However, such actions, and any similar actions we may implement in the future, could adversely affect our business and we may not realize the operation or financial benefits of such actions.

Impairment of Capitalized Software

For the nine months ended September 30, 2020, we abandoned certain capitalized software development projects that we concluded were no longer a current strategic fit or for which we determined that the marketability of the content had decreased due to obtaining additional information regarding the specific purpose for which the content was intended. We did not incur any impairment charges during the three months ended September 30, 2020. For the three and nine months ended September 30, 2019, we also abandoned certain capitalized software projects, which resulted in impairments charges during each of those periods.

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

During out evaluation of impairment indicators as of March 31, 2020, we determined that the uncertainty relating to the impact of the COVID-19 pandemic on the Reporting Unit’s future operating results represented an indicator of impairment. Accordingly, we compared the estimated fair value of the Reporting Unit to its carrying value at March 31, 2020, determined that a full impairment loss was warranted and recognized an impairment charge of $662,000 for the nine months ended September 30, 2020, all of which was recorded during the three months ended March 31, 2020. There was no goodwill impairment recorded for the three or nine months ended September 30, 2019.

Depreciation and Amortization

The decrease in depreciation and amortization expense for the three and nine months ended September 30, 2020 was primarily due to various equipment becoming fully depreciated and not replacing with new assets, and as a result of writing off our leasehold improvement assets when we terminated our lease and vacated our corporate headquarters in June 2020.

Other Income (Expense), Net

	Three months ended September 30,		Increase in other
	2020	2019	expense, net
Total other expense, net	$(82,000)	$(16,000)	$(66,000)

	Nine months ended September 30,		Increase in other
	2020	2019	income, net
Total other income (expense), net	$826,000	$(189,000)	$1,015,000

For the three months ended September 30, 2020, the increase in other expense, net, was primarily due to increased foreign currency losses related to our Canadian subsidiary and losses related to the disposal or sale of assets, offset by a decreased interest expense due to lower long-term debt balances when compared to the same period in 2019.

For the nine months ended September 30, 2020, the increase in other income, net was primarily due to a $1,225,000 gain related to the sale of all our assets used to conduct live-hosted trivia events, increased foreign currency gains related to our Canadian subsidiary, and decreased interest expense due to lower long-term debt balances, offset by a $286,000 loss related to the terminating our leases and disposing of related fixed assets, in each case, when compared to the same period in 2019.

Income Taxes

	Three months ended September 30,
	2020	2019	Change
Benefit (provision) for income taxes	$19,000	$(19,000)	$38,000

	Nine months ended September 30,
	2020	2019	Change
Benefit (provision) for income taxes	$23,000	$(30,000)	$53,000

We expect to incur state income tax liability in 2020 related to our U.S. operations. For the nine months ended September 30, 2020, an impairment to goodwill resulted in a net tax benefit in Canada. We have established a full valuation allowance for substantially all of our deferred tax assets, including the net operating loss carryforwards, since we do not believe that we are more likely than not to generate future taxable income to realize these assets.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2020, we had cash, cash equivalents and restricted cash of approximately $1.7 million, including the $1.0 million bridge loan we received in connection with entering into the Asset Purchase Agreement, which is discussed further below, compared to approximately $3.4 million as of December 31, 2019. During the three and nine months ended September 30, 2020, we incurred a net loss of $1,481,000 and $4,722,000, respectively.

In connection with preparing our financial statements as of and for the three and nine months ended September 30, 2020, our management evaluated whether there are conditions or events, considered in the aggregate, that are known and reasonably knowable that would raise substantial doubt about our ability to continue as a going concern through twelve months after the date that such financial statements are issued.

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

As a result of the impact of the pandemic on our business and taking into account our current financial condition and our existing sources of projected revenue and our projected subscription revenue, advertising revenue and cash flows from operations, if we are able to borrow an additional $500,000 from Fertilemind Management, LLC as discussed below, we believe we will have sufficient cash resources to pay forecasted cash outlays only through mid-January 2021, but if we do not borrow such amount from Fertilemind Management, LLC or any other party, we believe we will have sufficient cash resources to pay forecasted cash outlays only through mid-December 2020, in each case, assuming Avidbank does not take actions to foreclose on our assets in the event we are not in compliance with our financial covenants under our loan and security agreement with Avidbank, and we are able to continue to successfully manage our working capital deficit by managing the timing of payments to our vendors and other third parties.

We expect to meet our near term debt service obligations on our term loan with Avidbank and we satisfied our financial covenants under our related loan and security agreement as of September 30, 2020. However, unless in the very near term our subscription revenue, advertising revenue and cash flows from operations return to pre-pandemic levels and/or we raise substantial capital, we may not satisfy the liquidity covenant under the loan and security agreement, which is measured on a daily basis, at all times during December 2020, which may result in Avidbank declaring a default and foreclosing on our assets. See Item 1A. Risk Factors in Part II of this report, below.

Based on the factors described above, management concluded that there is substantial doubt regarding our ability to continue as a going concern through the twelve-month period subsequent to the issuance date of these financial statements. As discussed in greater detail in the section entitled “—Overview and Highlights—Recent Developments—Proposed Reverse Merger and Asset Sale Transactions,” if we do not complete the Merger, we would likely be required to dissolve and liquidate our assets, and we would be required to pay all our debts and contractual obligations and set aside certain reserves for potential future claims. We may attempt to complete another strategic transaction like the Merger or the Asset Sale or to raise additional capital through equity financings and/or alternative sources of debt to allow us to continue as a going concern. However, based on the strategic process conducted to date, we do not believe that we would be able to identify and complete another reverse merger or consummate a financing to obtain sufficient additional financial resources when needed, on acceptable terms, or at all.

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

Avidbank Term Loan

Under a loan and security agreement we entered into with Avidbank in September 2018, or the Original LSA, we borrowed $4,000,000 in the form of a 48-month term loan, all of which we used to pay-off the $4,050,000 of principal borrowed from our then-existing lender. In February 2020, we made a pre-payment on the term loan of approximately $150,000 following the sale in January 2020 of all our assets used to conduct live-hosted trivia events. In March 2020, we entered into an amendment to the Original LSA. We refer to the Original LSA, as amended, as the Avidbank LSA. In connection with entering into the amendment, we made a $433,000 payment on our term loan, which included the $83,333 monthly principal payment for March 2020 plus accrued interest and a $350,000 principal prepayment. As of September 30, 2020, the outstanding principal balance on the term loan was $725,000. See Note 9 to the unaudited condensed consolidated financial statements included herein for additional information regarding the Avidbank LSA.

The monthly principal payment amounts under the Avidbank LSA was $300,000 for each of July, August, September, and October 2020, and will be $300,000 for November 2020 and $125,000 for December 2020.

We must satisfy two financial covenants under the Avidbank LSA: a monthly minimum asset coverage ratio covenant, which we refer to as the ACR covenant, and a minimum liquidity covenant. Under the ACR covenant, the ratio of (i) our unrestricted cash at Avidbank as of the last day of a calendar month plus 75% of our outstanding accounts receivable accounts that are within 90 days of invoice date to (ii) the outstanding principal balance of our term loan on such day must be no less than 1.25 to 1.00. Under the minimum liquidity covenant, the aggregate amount of unrestricted cash we have in deposit accounts or securities accounts maintained with Avidbank must be at all times not less than the principal balance outstanding under our term loan. As of September 30, 2020, we were in compliance with both of those covenants. However, unless in the very near term our subscription revenue, advertising revenue and cash flows from operations return to pre-pandemic levels and/or we raise substantial capital, we may not satisfy the liquidity covenant under the loan and security agreement, which is measured on a daily basis, at all times during December 2020, which may result in Avidbank declaring a default and foreclosing on our assets.

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

We incurred approximately $26,000 of debt issuance costs related to the Original LSA and the amendment to the LSA. The debt issuance costs are being amortized to interest expense using the effective interest rate method over the life of the loan. The unamortized balance of the debt issuance costs as of September 30, 2020 was approximately $1,000 and is recorded as a reduction of long-term debt.

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

Paycheck Protection Program Loan

On April 18, 2020, we issued a note in the principal amount of approximately $1,625,000 evidencing a loan (the “PPP Loan”) we received under the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act administered by the U.S. Small Business Administration (the “CARES Act”). The PPP Loan matures on April 18, 2022 and bears interest at a rate of 1.0% per annum. We must make monthly interest only payments beginning on November 18, 2020. One final payment of all unforgiven principal plus any accrued unpaid interest is due at maturity. Under the terms of the PPP, we may prepay the PPP Loan at any time with no prepayment penalties. As of September 30, 2020, the outstanding principal balance of the PPP Loan was $1,625,000.

Under the terms of the PPP, certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. In October 2020, we submitted our loan forgiveness application for the PPP Loan, and in November 2020, the U.S Small Business Administration approved the forgiveness of approximately $1,093,000 of the $1,625,000 loan, leaving a principal balance of approximately $532,000.

Bridge Loan

In connection with entering into the Asset Purchase Agreement with eGames.com, we issued to Fertilemind Management, LLC, an affiliate of eGames.com, an unsecured promissory note (the “Note”) in the principal amount of $1,000,000, evidencing a $1,000,000 loan received from Fertilemind Management, LLC on behalf of eGames.com (the “Bridge Loan”). We may use the loan proceeds for, among other things, the payment of obligations related to the transactions contemplated by the Asset Purchase Agreement and the Merger Agreement and other general working capital purposes. The principal amount accrues interest at rate of 8% per annum (increasing to 15% per annum upon the occurrence of an event of default), compounded annually. The principal amount of the Bridge Loan and accrued interest thereon is due and payable upon the earlier of (i) the termination of the Asset Purchase Agreement, (ii) the closing of a Business Combination (as defined in the Note), and (iii) December 31, 2020. Upon the closing of the Asset Sale, the Bridge Loan will be applied against the purchase price under the Asset Purchase Agreement, and the Note will be extinguished.

All of our obligations under the Note are subordinate to the indebtedness and all other obligations owed by us to Avidbank including under the Avidbank LSA.

The Note includes customary events of default, including if any portion of the Note is not paid when due; if we default in the performance of any other material term, agreement, covenant or condition of the Note, subject to a cure period; if any final judgment for the payment of money is rendered against us and we do not discharge the same or cause it to be discharged or vacated within 90 days; if we make an assignment for the benefit of creditors, if it generally does not pay its debts as they become due; if a receiver, liquidator or trustee of ours is appointed, or if we are adjudicated bankrupt or insolvent. In the event of an event of default, the Note will accelerate and become immediately due and payable at the option of the holder.

We are in discussions with Fertilemind Management, LLC regarding the possibility of borrowing an additional $500,000 on approximately December 1, 2020, which, if received, would also be applied toward the purchase price at the closing of the Asset Sale. No assurances can be given that we will obtain such $500,000 loan from Fertilemind Management, LLC or from any other party.

Working Capital

As of September 30, 2020, we had negative working capital (current liabilities in excess of current assets) of $137,000 compared to negative working capital of $25,000 as of December 31, 2019. The following table shows our change in working capital from December 31, 2019 to September 30, 2020.

Increase (Decrease)
Working capital as of December 31, 2019	$(25,000)
Changes in current assets:
Cash and cash equivalents	(1,499,000)
Restricted cash	(50,000)
Accounts receivable, net	(1,063,000)
Income tax receivable	13,000
Site equipment to be installed	(298,000)
Prepaid expenses and other current assets	(380,000)
Net decrease in current assets	(3,277,000)
Changes in current liabilities:
Accounts payable	(560,000)
Accrued compensation	(463,000)
Accrued expenses	-
Sales taxes payable	(117,000)
Income taxes payable	(3,000)
Current portion of long-term debt, net	(1,015,000)
Current portion of obligations under operating leases	(404,000)
Current portion of obligations under finance leases	2,000
Current portion of deferred revenue	(340,000)
Other current liabilities	(265,000)
Net decrease in current liabilities	(3,165,000)
Net decrease in working capital	(112,000)
Working capital as of September 30, 2020	$(137,000)

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying consolidated statements of cash flows, are summarized as follows:

	Nine months ended September 30,
	2020	2019	Change
Cash (used in) provided by:
Operating activities	$(3,280,000)	$1,761,000	$(5,041,000)
Investing activities	(194,000)	(964,000)	770,000
Financing activities	1,765,000	(826,000)	2,591,000
Effect of exchange rates	10,000	27,000	(17,000)
Net decrease in cash, cash equivalents and restricted cash	$(1,699,000)	$(2,000)	$(1,697,000)

Net cash (used in) provided by operations. The increase in cash used in operating activities was due to an increase in net loss of $4,635,000, after giving effect to adjustments made for non-cash transactions of negative $667,000, and an increase in cash used for operating assets and liabilities of $406,000, during the nine months ended September 30, 2020 when compared to the same period in 2019.

Our largest use of cash is payroll and related costs. Cash used for payroll and related costs decreased $3,661,000 to $3,725,000 for the nine months ended September 30, 2020 from $7,386,000 for the same period in 2019, primarily due to reduced headcount. See “—Results of Operations—Operating Expenses,” above.

Our primary source of cash is cash we generate from customers. Cash received from customers decreased $9,477,000 to $5,578,000 for the nine months ended September 30, 2020 from $15,055,000 for the same period in 2019. This decrease was primarily related to decreased subscription revenue, hardware revenue and revenue from live-hosted trivia events. The negative impact of the COVID-19 pandemic on the restaurant and bar industry was abrupt, and our business suffered materially as a result. See “Recent Developments—COVID-19 Impact,” above, and “—Results of Operations—Revenue,” above.

Net cash used in investing activities. The $770,000 decrease in cash used in investing activities was primarily due to decreased capital expenditures and capitalized software development expenses.

Net cash provided by (used in) financing activities. During the nine months ended September 30, 2020, we received $1,226,000 in net proceeds from the sale of all our assets used to conduct live-hosted trivia events, $1,625,000 in proceeds from the PPP Loan and $1,000,000 in proceeds from the Bridge Loan. There were no similar transactions during the same period in 2019. During the nine months ended September 30, 2020, we made $1,275,000 more in principal payments on long-term debt when compared to the same period in 2019.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are subject to legal proceedings in the ordinary course of business. While management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, cash flows, or overall trends in results of operations, legal proceedings are subject to inherent uncertainties, and unfavorable rulings or outcomes could occur that have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results. We are not currently subject to any pending material legal proceedings except as described below.

We and our directors have been named as defendants in six substantially similar actions brought by purported stockholders of ours arising out of the Merger: Henson v. NTN Buzztime, Inc., Case No. 1:20-cv-08663 (S.D.N.Y. filed Oct. 16, 2020); Chinta v. NTN Buzztime, Inc., Case No. 1:20-cv-01401 (D. Del. filed Oct. 16, 2020); Amanfo v. NTN Buzztime, Inc., Case No. 1:20-cv-08747 (S.D.N.Y. filed Oct. 20, 2020); Falikman v. NTN Buzztime, Inc., Case No. 1:20-cv-05106 (E.D.N.Y. filed Oct. 23, 2020); Haas v. NTN Buzztime, Inc., Case No. 3:20-cv-02123-BAS-JLB (S.D. Cal. filed Oct. 29, 2020); and Monsour v. NTN Buzztime, Inc., Case No. 1:20-cv-08755 (S.D.N.Y. file Oct. 20, 2020). These actions assert claims asserting violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and Securities Exchange Commission Rule 14a-9 promulgated thereunder. Chinta asserts additional claims for breach of fiduciary duty under Delaware law. The complaints allege that defendants failed to disclose allegedly material information in a Form S-4 Registration Statement filed on October 2, 2020, including (1) certain details regarding any projections or forecasts we or Brooklyn Immunotherapeutics, Inc. may have made, and the analyses performed by our financial advisor, Newbridge Securities Corporation; (2) conflicts concerning the sales process; and (3) disclosures regarding whether or not we entered into any confidentiality agreements with standstill and/or “don’t ask, don’t waive” provisions. The complaints allege that these purported failures to disclose rendered the Form S-4 false and misleading. The complaints request a preliminary and permanent injunction of the Merger; rescission of the Merger if executed and/or rescissory damages in unspecified amounts; direction to the individual directors to disseminate a compliant Registration Statement; an accounting by us for all alleged damages suffered; a declaration that certain federal securities laws have been violated; and costs, including attorneys’ and expert fees and expenses. Process has been served in Henson, but not in any of the other actions. The deadline for defendants to respond to the complaint in Henson is December 21, 2020. Although plaintiffs request injunctive relief in their complaints, they have not filed motions for such relief. We and our directors deny the allegations asserted against us in these actions and intend to oppose them vigorously.

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

RISKS RELATED TO THE PROPOSED MERGER AND ASSET SALE

Risks Related to the Merger

The formula for determining the number of shares to be issued in the Merger to Brooklyn members is not adjustable based on the market price of NTN’s common stock, so the number of shares of NTN common stock that may be issued in the Merger may have a greater or lesser value than at the time the Merger Agreement was signed.

The Merger Agreement has set the formula for determining the number of shares to be issued to Brooklyn’s members in the Merger, and the number of shares to be so issued is only adjustable upward or downward under certain circumstances as described in the Merger Agreement. Any changes in the market price of NTN common stock before the completion of the Merger will not affect the number of shares of NTN common stock that Brooklyn members will be entitled to receive pursuant to the Merger Agreement. Therefore, if before the completion of the Merger the market price of NTN common stock declines from the market price on the date of the Merger Agreement, then Brooklyn members could receive merger consideration with substantially lower value for their equity interests in Brooklyn than the value of NTN common stock based on the market price on the date of the Merger Agreement. Similarly, if before the completion of the Merger the market price of NTN common stock increases from the market price on the date of the Merger Agreement, then Brooklyn members could receive merger consideration with substantially more value for their equity interests in Brooklyn than the value of NTN common stock based on the market price on the date of the Merger Agreement. Because the formula does not adjust as a result of changes in the value of NTN common stock, for each one percentage point that the market value of NTN common stock rises or declines, there is a corresponding one percentage point rise or decline, respectively, in the value of the total merger consideration issued to Brooklyn members compared to the market price of the NTN common stock on the date of the Merger Agreement.

The formula for determining the number of shares to be issued in the Merger to Brooklyn members is subject to an upward adjustment to the extent that Brooklyn has more than $10.0 million in cash and cash equivalents at the closing of the Merger and to the extent that NTN’s net cash at the closing of the Merger is less than zero dollars, and as a result, NTN’s stockholders could own less, and Brooklyn members could own more, of the combined company.

The number of shares to be issued in the Merger to Brooklyn members will increase to the extent that Brooklyn has more than $10.0 million in cash and cash equivalents at the closing of the Merger, and will further increase to the extent that NTN’s net cash at the closing of the Merger is less than zero dollars. The increase based on the amount of Brooklyn’s cash and cash equivalents at the closing of the Merger is subject to a $15.0 million cap, except that to the extent that NTN’s net cash is less than zero, the number of shares to be issued in the Merger to Brooklyn members will increase to the extent that Brooklyn has more than $15.0 million in cash and cash equivalents at the closing, up to the absolute amount of NTN’s net cash. Accordingly, NTN’s stockholders could own less, and Brooklyn members could own more, of the combined company depending on the amount of cash and cash equivalents Brooklyn has at the closing and on the extent to which NTN’s net cash at the closing is negative.

If the conditions to closing the Merger are not satisfied, the Merger may not occur.

Even if NTN’s stockholders approve the issuance of shares of NTN common stock to Brooklyn’s members under the Merger Agreement and the change of control resulting therefrom and even if the beneficial holders of the Class A membership interests of Brooklyn approve the Merger and the Merger Agreement, other specified conditions must be satisfied or waived to complete the Merger. No assurances can be given that all of the conditions will be satisfied or waived. If the conditions are not satisfied or waived, the Merger may not occur or will be delayed, and NTN and Brooklyn each may lose some or all of the intended benefits of the Merger.

For example, one of the conditions to closing the Merger is that the deficit in NTN’s net cash not exceed $3.0 million. If the Asset Sale Proposal is approved by NTN’s stockholders and the Asset Sale closes, NTN expects that it will satisfy this closing condition. However, NTN has limited cash on hand and its cash flow from operations has suffered as result of the COVID-19 pandemic and any delay in the closing of the Asset Sale and/or the Merger, will increase the risk that NTN will not satisfy this closing condition. Further, if the Asset Sale is not approved by NTN’s stockholders or if the Asset Sale does not close for any other reason, NTN will likely not satisfy this condition.

As another example, one of the conditions to closing the Merger is that, at the closing, Brooklyn have not less than $10 million in cash and cash equivalents on its balance sheet and have not more than $750,000 of indebtedness for borrowed money. To help ensure that Brooklyn meets this condition, Brooklyn has previously engaged in a rights offering to the beneficial holders of its Class A membership interests pursuant to which such beneficial holders who exercised their rights have agreed to make additional contributions to Brooklyn. Such members will exchange the additional membership interests they receive for their contribution for a portion of the shares of NTN common stock issuable to members of Brooklyn in the Merger. Although Brooklyn expects to receive at least $10 million in proceeds from the rights offering, there can be no assurance that these members will contribute what they have contractually agreed to contribute. If these members do not make their committed contributions, Brooklyn may not be able to satisfy the closing condition that it have not less than $10 million in cash and cash equivalents on its balance sheet at the closing of the Merger. If this closing condition is not satisfied, and if NTN does not waive the condition, the Merger will not occur.

Failure to complete the Merger may result in NTN or Brooklyn paying a termination fee to the other party and could significantly harm the market price of NTN’s common stock and negatively affect the future business and operations of both companies.

If the Merger is not completed and the Merger Agreement is terminated under certain circumstances, NTN or Brooklyn may be required to pay the other party a termination fee of $750,000, or reimburse the transaction expenses of the other party, up to a maximum of $250,000. Even if a termination fee is not payable or transaction expenses are not reimbursable in connection with a termination of the Merger Agreement, we will have incurred significant legal, financial, advisory, accounting, audit and other general operating expenses, which must be paid whether or not the Merger is completed. Further, if the Merger is not completed, it could significantly harm the market price of our common stock and further increase the doubt as to our ability to continue as a going concern. In addition, if the Merger Agreement is terminated and our board of directors Brooklyn determines to seek another business combination, there can be no assurance that we will be able to find a partner and close an alternative transaction on terms that are as or more favorable than the terms set forth in the Merger Agreement.

The Merger is subject to the approval by our stockholders of various proposals at the special meeting and approval by the beneficial holders of the Class A membership interests of Brooklyn of the Merger and the Merger Agreement. Failure to obtain these approvals would prevent the closing of the Merger.

Before the Merger can be completed, our stockholders of must approve various proposals—(i) the issuance of shares of our common stock to the members of Brooklyn pursuant to the terms of the Merger Agreement and the change of control resulting therefrom, (ii) a reverse stock split of the outstanding shares of our common stock within a range of one new share for every 3 to 10 (or any number in between) shares outstanding (if the reverse stock split is implemented in connection with the merger, the ratio will be mutually agreed upon by our board of directors and Brooklyn’s managers, and if not implemented in connection with the merger, will be determined by our board of directors), and (iii) amendments to our certificate of incorporation to increase the authorized number of shares of our common stock and provide the holders of our Series A Convertible Preferred Stock with voting rights (in order to help ensure the tax-deferred nature of the transactions contemplated by the Merger Agreement)—and the holders of a majority of the beneficial interests in the Class A membership interests of Brooklyn must approve the Merger and the Merger Agreement. The failure to obtain these approvals would result in the Merger not being completed unless, with respect to the proposed amendment to our certificate of incorporation to increase the authorized number of shares of our common stock, such failure is waived by Brooklyn, and we have a sufficient number of shares of authorized common stock, including following the implementation of the reverse stock split, to issue the number shares of our common stock required to be issued in the Merger.

Certain of the officers and directors of NTN and certain of the officers and managers of Brooklyn have interests in the Merger that are different from the stockholders of NTN and members of Brooklyn, respectively, and that may influence them to support or approve the Merger without regard to the interests of the stockholders of NTN or the members of Brooklyn.

Certain officers and directors of NTN and certain officers and managers of Brooklyn participate in arrangements that provide them with interests in the Merger that are different from the interests of the stockholders of NTN and members of Brooklyn including, among others, the continued service as an officer or director of the combined company, severance benefits, the acceleration of vesting of equity awards, continued indemnification and the potential ability to sell an increased number of shares of common stock of the combined company in accordance with Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). These interests, among others, may influence the officers and directors of NTN and the officers and managers of Brooklyn to support or approve the Merger.

The market price of our common stock following the Merger may decline as a result of the Merger.

The market price of our common stock may decline as a result of the Merger for a number of reasons including if:

●	investors react negatively to the prospects of the combined company’s product candidates, business and financial condition following the Merger;
●	the effect of the Merger on the combined company’s business and prospects is not consistent with the expectations of financial or industry analysts; or
●	the combined company does not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by financial or industry analysts.

NTN stockholders and Brooklyn members will have a reduced ownership and voting interest in, and will exercise less influence over the management of, the combined company following the closing of the Merger as compared to their current ownership and voting interest in the respective companies.

After the completion of the Merger, the current stockholders of NTN and the current members of Brooklyn will own a smaller percentage of the combined company than their ownership in the respective companies prior to the Merger. At the effective time of Merger, Brooklyn’s members will exchange their equity interests in Brooklyn for shares of NTN common stock representing between approximately 94.08% and 96.74% of the outstanding common stock of NTN immediately after the effective time of the Merger on a fully diluted basis (less a portion of such shares which will be allocated to Maxim Group, LLC in respect of the success fee owed to it by Brooklyn), and NTN’s stockholders as of immediately prior to the effective time, will own between approximately 5.92% and 3.26% of the outstanding common stock of NTN immediately after the effective time on a fully diluted basis. Consequently, NTN stockholders and Brooklyn members will be able to exercise less influence over the management and policies of the combined company following the closing of the Merger than they currently exercise over the management and policies of their respective companies.

NTN stockholders and Brooklyn members may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with the Merger.

If the combined company is not able to realize the strategic and financial benefits currently anticipated from the Merger, NTN stockholders and Brooklyn members will have experienced substantial dilution of their ownership interests in their respective companies without receiving the expected commensurate benefit, or only receiving part of the commensurate benefit to the extent that the combined company is able to realize only part of the expected strategic and financial benefits currently anticipated from the Merger.

The combined company may need to raise additional capital by issuing securities or debt or through licensing or other arrangements, which may cause dilution to the combined company’s stockholders or restrict the combined company’s operations or impact its proprietary rights. Future issuances of the combined company’s common stock pursuant to options outstanding following the Merger and under its equity incentive plan could result in additional dilution.

The combined company may be required to raise additional funds sooner than currently planned. If either NTN or Brooklyn hold less cash at the time of the closing of the Merger than the parties currently expect, the combined company may need to raise additional capital sooner than expected. Additional financing may not be available to the combined company when needed or it may not be available on favorable terms. To the extent that the combined company raises additional capital by issuing equity securities, such an issuance may cause significant dilution and the terms of any new equity securities may have preferences over the combined company’s common stock. Any debt financing the combined company enters into may include covenants that restrict its operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of the combined company’s assets, as well as prohibitions on its ability to create liens, pay dividends, redeem its stock or make investments. In addition, if the combined company raises additional funds through licensing, partnering or other strategic arrangements, it may be necessary to relinquish rights to some of the combined company’s technologies or product candidates and proprietary rights, or grant licenses on terms that are not favorable to the combined company.

In addition, the exercise or conversion of some or all of the combined company’s outstanding options (or, after the Merger, the issuance of equity awards under the combined company’s equity incentive plan) could result in additional dilution in the percentage ownership interest of current NTN stockholders and Brooklyn members in the combined company.

During the pendency of the Merger, NTN and Brooklyn may not be able to enter into a business combination with another party at a favorable price because of restrictions in the Merger Agreement, which could adversely affect their respective businesses.

Covenants in the Merger Agreement impede the ability of NTN and Brooklyn to make acquisitions, subject to certain exceptions relating to fiduciary duties, or to complete other transactions that are not in the ordinary course of business pending completion of the Merger. As a result, if the Merger is not completed, the parties may be at a disadvantage to their competitors during such period. In addition, while the Merger Agreement is in effect, each party is generally prohibited from soliciting, initiating, encouraging or entering into certain extraordinary transactions, such as a merger, sale of assets, or other business combination outside the ordinary course of business with any third party, subject to certain exceptions relating to fiduciary duties and, with respect to NTN, other than the asset sale. Any such transactions could be favorable to such party’s securityholders.

Certain provisions of the Merger Agreement may discourage third parties from submitting alternative acquisition proposals, including proposals that may be superior to the arrangements contemplated by the Merger Agreement.

The terms of the Merger Agreement prohibit NTN and Brooklyn from soliciting alternative acquisition proposals or cooperating with persons making unsolicited acquisition proposals, except in limited circumstances where the board of directors of NTN and the board of managers of Brooklyn, as applicable, determines in good faith that an unsolicited alternative acquisition proposal is or is reasonably likely to lead to a superior offer and that failure to cooperate with the proponent of that proposal would reasonably be likely to be inconsistent with the board’s fiduciary duties.

Because the lack of a public market for Brooklyn’s securities makes it difficult to evaluate the value of such securities, the members of Brooklyn may receive shares of NTN common stock in the Merger that have a value that is less than, or greater than, the fair market value of Brooklyn’s securities and/or NTN may pay more than the fair market value of Brooklyn’s securities.

The outstanding securities of Brooklyn are privately held and not traded in any public market. The lack of a public market makes it difficult to determine the fair market value of Brooklyn. Because the percentage of NTN common stock to be issued to Brooklyn members was determined based on negotiations between NTN and Brooklyn, it is possible that the value of NTN common stock to be received by Brooklyn members in the Merger will be less than the fair market value of Brooklyn, or NTN may pay more than the aggregate fair market value for Brooklyn.

Litigation relating to the Merger could require NTN, Brooklyn or the combined company to incur significant costs and suffer management distraction and could delay or enjoin the Merger.

NTN and Brooklyn are subject to shareholder litigation relating to the Merger. See “Item 1. Legal Proceedings,” above for information regarding such litigation. Such litigation may create uncertainty relating to the Merger, or delay or enjoin the Merger. The combined company may continue to be involved in this litigation after the closing of the Merger. Litigation is often expensive and may divert management’s attention and resources, which could adversely affect NTN’s, Brooklyn’s or the combined company’s business. By virtue of the applicable self-insured retention in NTN’s directors and officers insurance policy, NTN and the combined company may bear all or a significant amount of the costs associated with this litigation. In addition, such insurance may not be sufficient to cover all costs or damages related to this litigation.

The ownership of the combined company common stock is expected to be concentrated, which may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause the combined company stock price to decline.

Executive officers and directors of the combined company and their affiliates are expected to beneficially own or control approximately 39.7% of the outstanding shares of the combined company common stock following the closing of the Merger on a fully diluted basis. Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of the combined company assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of the combined company, even if such a change of control would benefit the other stockholders of the combined company. The significant concentration of stock ownership may adversely affect the trading price of the combined company’s common stock due to investors’ perception that conflicts of interest may exist or arise.

Risks Related to the Asset Sale

While the Asset Sale is pending, it creates unknown impacts on NTN’s future which could materially and adversely affect its business, financial condition and results of operations.

While the Asset Sale is pending, it creates unknown impacts on NTN’s future. Therefore, NTN’s current or potential business partners may decide to delay, defer or cancel entering into new business arrangements with NTN pending consummation of the Asset Sale. The occurrence of these events individually or in combination could materially and adversely affect NTN’s business, financial condition and results of operations.

The failure to consummate the Asset Sale may materially and adversely affect NTN’s business, financial condition and results of operations.

The Asset Sale is subject to various closing conditions including stockholder approval of the Asset Sale as required under applicable law. NTN cannot control these conditions and cannot assure you that they will be satisfied. If the Asset Sale is not consummated, NTN may be subject to a number of risks, including the following:

●	NTN may not satisfy the closing condition in the Merger Agreement that the deficit in NTN’s net cash not exceed $3.0 million;
●	NTN may not be able to identify an alternate transaction, or if an alternate transaction is identified, such alternate transaction may not result in terms as favorable to NTN as compared to the terms of the Asset Sale;
●	the trading price of NTN common stock may decline to the extent that the current market price reflects a market assumption that the Asset Sale will be consummated;
●	NTN’s expenses related to the Asset Sale, such as legal, accounting and financial advisor fees, must be paid even if the Asset Sale is not completed; and
●	NTN’s relationships with its customers, suppliers and employers may be negatively impacted which may harm its business.

The occurrence of any of these events individually or in combination could materially and adversely affect NTN’s business, financial condition and results of operations, which could cause the market value of NTN common stock to decline.

In addition, if the Asset Sale does not close and the Merger does close, the aggregate ownership percentage of the combined company by NTN stockholders will likely decrease due to an increase in the deficit of NTN’s net cash as a result of not receiving the $2.0 million in the Asset Sale.

Failure to complete the Asset Sale may result in NTN paying a termination fee to eGames.com.

If the Asset Sale is not completed and the Asset Purchase Agreement is terminated under certain circumstances, NTN may be required to pay eGames.com a termination fee of $250,000. Even if a termination fee is not payable in connection with a termination of the Asset Purchase Agreement, NTN will have incurred significant legal, financial, advisory, accounting, audit and other general operating expenses, which must be paid whether or not the Asset Sale is completed.

Certain of the officers and directors of NTN have interests in the Asset Sale that are different from the stockholders of NTN and that may influence them to support or approve the Asset Sale without regard to the interests of the stockholders of NTN.

Certain officers and directors of NTN participate in arrangements that provide them with interests in the Asset Sale that are different from the interests of the stockholders of NTN including, among others, change-in-control benefits and the acceleration of vesting of equity awards. In addition, as an inducement to eGames.com to enter into the Asset Purchase Agreement, eGames.com required that, contingent and effective upon the closing of the Asset Sale, Allen Wolff, our chief executive officer, become the chief executive officer of eGames.com, and that his employment as NTN’s chief executive officer terminate at such time. Mr. Wolff entered into an employment agreement with eGames.com on September 18, 2020, the effectiveness of which is contingent upon the closing of the Asset Sale. The NTN board of directors and its strategic committee were made aware of the material terms of Mr. Wolff’s employment agreement with eGames.com and considered them before approving the Asset Purchase Agreement. Neither the board of directors of NTN, nor its strategic committee, nor any advisor to NTN, was involved in the negotiations regarding the terms of Mr. Wolff’s employment with eGames.com. In addition, after NTN and eGames.com entered into the Asset Purchase Agreement, eGames.com and Sandra Gurrola, NTN’s senior vice president of finance, have had discussions regarding her possible employment with eGames.com following the closing of the Merger. As of the date of this report, the parties continue to be in discussions and Ms. Gurrola has not accepted any offer. These interests, among others, may influence the officers and directors of NTN to support or approve the Asset Sale.

RISKS RELATED TO OUR BUSINESS

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

The negative impact of the COVID-19 pandemic on the restaurant and bar industry was abrupt and substantial, and our business, cash flows from operations and liquidity suffered, and continues to suffer, materially as a result. In many jurisdictions, including those in which we have many customers and prospective customers, restaurants and bars were ordered by the government to shutdown or close all on-site dining operations in the latter half of March 2020. Since then, governmental orders and restrictions impacting restaurants and bars in certain jurisdictions were eased or lifted as the number of COVID-19 cases decreased or plateaued, but as jurisdictions began experiencing a resurgence in COVID-19 cases, many jurisdictions reinstated such orders and restrictions, including mandating the shutdown of bars and the closing of all on-site dining operations of restaurants. Jurisdictions that have not imposed governmental orders and restrictions on restaurants and bars or reinstated them could do so at any time. At its peak, approximately 70% of our customers had their subscriptions to our services temporarily suspended. As of November 10, 2020, approximately 11% of our customers remain on subscription suspensions, but that percentage could increase, perhaps materially, at any time due to the effects of the pandemic on our customers, including as jurisdictions reinstate governmental orders and restrictions impacting our customers. Even in jurisdictions in which governmental orders and restrictions were eased or lifted, certain of our customers have requested, and others could request, to continue their subscription suspensions because, for example, such customers choose not to re-open despite being permitted to do so. As a result, we have experienced material decreases in subscription revenue, advertising revenue and cash flows from operations, which we expect to continue for at least as long as the restaurant and bar industry continues to be negatively impacted by the COVID-19 pandemic, and which may continue thereafter if restaurants and bars seek to reduce their operating costs or are unable to re-open even if restrictions within their jurisdictions are eased or lifted.

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

As of September 30, 2020, we had cash, cash equivalents and restricted cash of approximately $1,710,000. As of September 30, 2020, $0.7 million of principal was outstanding under our term loan with Avidbank, $1.6 million of principal was outstanding under the PPP Loan, and $1.0 million of principal was outstanding under the Bridge Loan. As a result of the impact of the pandemic on our business and taking into account our current financial condition and our existing sources of projected revenue and our projected subscription revenue, advertising revenue and cash flows from operations, if we are able to borrow an additional $500,000 from Fertilemind Management, LLC or any other party on or before December 1, 2020, we believe we will have sufficient cash resources to pay forecasted cash outlays only through mid-January 2021, but if we do not borrow such amount from the Fertilemind Management, LLC or any other party, we believe we will have sufficient cash resources to pay forecasted cash outlays only through mid-December 2020, in each case, assuming Avidbank does not take actions to foreclose on our assets in the event we are out of compliance with our financial covenants, and we are able to continue to successfully manage our working capital deficit by managing the timing of payments to our vendors and other third parties. See, “If we fail to comply with our financial covenants to Avidbank, it may declare a default, which could lead to all payment obligations becoming immediately due and payable and have a material adverse effect on our financial condition and business,” below.

We need to complete the Merger or the Asset Sale or raise capital to meet our debt service obligations to Avidbank and fund our working capital needs. We currently have no arrangements for such capital and no assurances can be given that we will be able to raise such capital when needed, on acceptable terms, or at all. The effects of the pandemic on macroeconomic conditions and the capital markets make it more challenging to raise capital. The going concern explanatory paragraph included in the report of our independent registered public accounting firm on our consolidated financial statements as of and for the year ended December 31, 2019 and management’s going concern assessment for the three and nine months ended September 30, 2020 could also impair our ability to raise capital. If we are unable to complete the Merger or the Asset Sale or raise sufficient additional capital in the very near term, we will likely default on our payment obligations to Avidbank and not satisfy our financial covenants to Avidbank, and if we do, Avidbank may declare a default, which could lead to all payment obligations becoming immediately due and payable. In addition, we will be required to curtail or terminate some or all of our business operations and we may determine to pursue a restructuring, which may include a reorganization or bankruptcy under Federal bankruptcy laws, assignment for the benefit of creditors, or a dissolution, liquidation and/or winding up. Our investors may lose their entire investment in the event Avidbank forecloses on our personal property to satisfy our payment obligations and/or in the event of a reorganization, bankruptcy, assignment for the benefit of creditors, liquidation, dissolution or winding up.

If we fail to comply with our financial covenants to Avidbank, it may declare a default, which could lead to all payment obligations becoming immediately due and payable and have a material adverse effect on our financial condition and business.

We must comply with financial covenants our loan and security agreement with Avidbank: our unrestricted cash we have in deposit accounts or securities accounts maintained with Avidbank must be not less than the outstanding principal at all times and our asset coverage ratio must be no less than 1.25 to 1.00 at each month-end. As of September 30, 2020, we were in compliance with these covenants. There can be no assurance, however, that we will satisfy these covenants through December 31, 2020. If we fail to comply with our covenants, Avidbank may declare a default, which could lead to all payment obligations becoming immediately due and payable, and would have a material adverse effect on our financial condition and business. Avidbank has a first-priority security interest in all our existing and future personal property. Accordingly, in an event of a default, Avidbank could dispose of such property to satisfy our payment obligations.

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

On June 11, 2020, the NYSE Regulation notified us that it has accepted our plan to regain compliance with Section 1003(a)(iii) of the Company Guide and granted us a plan period through September 27, 2021 to regain compliance. On August 12, 2020, NYSE Regulation notified us that we are not in compliance with Section 1003(a)(i) of the Company Guide because we reported stockholders’ equity of less than $2.0 million as of June 30, 2020 and had net losses in five of our most recent fiscal years ended December 31, 2019. We continue to be subject to the procedures and requirements of Section 1009 of the Company Guide.

The listing of our common stock on the NYSE American is being continued during the plan period pursuant to an extension. The NYSE Regulation staff will review us periodically for compliance with initiatives outlined in our plan. If we are not in compliance with Sections 1003(a)(i), (ii) and (iii) by September 27, 2021 or if we do not make progress consistent with our plan during the plan period, NYSE Regulation staff will initiate delisting proceedings as appropriate.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit	Description	Incorporated by Reference
2.1	Agreement and Plan of Merger and Reorganization, dated August 12, 2020, among NTN Buzztime, Inc., BIT Merger Sub, Inc. and Brooklyn Immunotherapeutics LLC^	Exhibit to Form 8-K filed on August 14, 2020
2.2	Asset Purchase Agreement dated September 18, 2020 by and between NTN Buzztime, Inc. and eGames.com Holdings LLC^	Exhibit to Form 8-K filed on September 18, 2020
3.1(a)	Restated Certificate of Incorporation	Exhibit to Form 10-Q filed on August 14, 2013
3.1(b)	Certificate of Amendment to the Restated Certificate of Incorporation (reverse/forward split)	Exhibit to Form 8-K filed on June 17, 2016
3.1(c)	Certificate of Decrease of the Series A Convertible Preferred Stock	Exhibit to Form 8-K filed on April 12, 2017
3.1(d)	Certificate of Amendment to the Restated Certificate of Incorporation (decrease in authorized capital stock)	Exhibit to Form 8-K filed on June 9, 2017
3.2	Bylaws (as amended and restated and further amended through December 6, 2018).	Exhibit to Form 8-K filed on December 7, 2018
10.1(a)	8% Promissory Note issued by NTN Buzztime, Inc. on September 18, 2020	Exhibit to Form 8-K filed on September 18, 2020
10.1(b)	Guaranty by Aram Fuchs in favor of NTN Buzztime, Inc.	Exhibit to Form 8-K filed on September 18, 2020
10.2*	Amendment #4 to Employment Agreement made and entered into as of September 18, 2020 between NTN Buzztime, Inc. and Allen Wolff.	Exhibit to Form 8-K filed on September 18, 2020
10.3	Form of Support Agreement among NTN Buzztime, Inc., Brooklyn Immunotherapeutics LLC and the officers and directors of NTN Buzztime, Inc. (solely in their capacity as actual or potential stockholders of NTN Buzztime, Inc.)	Exhibit to Form 8-K filed on August 14, 2020
10.4	Form of Support Agreement among NTN Buzztime, Inc., Brooklyn Immunotherapeutics LLC and certain beneficial holders of Class A membership interests of Brooklyn Immunotherapeutics LLC (solely in their capacity as actual or potential beneficial holders of such interests)	Exhibit to Form 8-K filed on August 14, 2020
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1#	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2#	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
^	Certain schedules and exhibits have been omitted pursuant to pursuant Instruction 4 of Item 1.01 of Form 8-K and Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC or its staff upon request.
*	Indicates management contract or compensatory plan.
#	This certification is being furnished solely to accompany this report pursuant to U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated herein by reference into any filing of the Company whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NTN BUZZTIME, INC.

Date: November 13, 2020	By:	/s/ Sandra M. Gurrola
Sandra M. Gurrola
Senior Vice President of Finance
(on behalf of the Registrant, and as its Principal Financial Officer)

