Form 10-K
period 2020-12-31
NTN BUZZTIME INC
filed 2021-03-11
CIK 748592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

Commission File Number 1-11460

NTN Buzztime, Inc.

(Exact name of registrant as specified in its charter)

Delaware	31-1103425
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6965 El Camino Real, Suite 100-Box 517 Carlsbad, California	92009
(Address of Principal Executive Offices)	(Zip Code)

(760) 438-7400

(Registrant’s telephone number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $.005 par value	NTN	NYSE American

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company. Yes [  ] No [X]

The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2020), computed by reference to the closing sale price of the common stock on the NYSE American on such date, was approximately $5.3 million. Shares of common stock of the registrant held by each executive officer and director of the registrant and by each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 9, 2021, the registrant had 2,976,774 shares of common stock outstanding.

Documents Incorporated by Reference.

None.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated herein by reference contain “forward-looking statements” – that is statements related to future events, results, performance, prospects and opportunities, including statements related to our strategic plans and targets, revenue generation, product availability and offerings, capital needs, capital expenditures, industry trends and our financial position. Forward-looking statements are based on information currently available to us, on our current expectations, estimates, forecasts, and projections about the industries in which we operate and on the beliefs and assumptions of management. Forward looking statements often contain words such as “expects,” “anticipates,” “could,” “targets,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “would,” and similar expressions. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, and other characterizations of future events or circumstances, are forward-looking statements. Forward-looking statements by their nature address matters that are, to different degrees, subject to risks and uncertainties that could cause actual results to differ materially and adversely from those expressed in any forward-looking statements. For us, particular factors that might cause or contribute to such differences include: (1) the risk that the conditions to the closing of the sale of all of our right, title and interest in and to the assets relating to our business of licensing our interactive entertainment network and services and the tablets and related equipment used therein pursuant to the asset purchase agreement dated September 18, 2020 we entered into with eGames.com Holdings, LLC, or the merger contemplated by the agreement and plan of merger and reorganization we entered into with Brooklyn Immunotherapeutics LLC dated as of August 12, 2020, are not satisfied, including the failure to timely or at all obtain stockholder approval for such transactions; (2) uncertainties as to the timing of the consummation of the proposed asset sale or merger and the ability of the parties to consummate either or both of such transactions; (3) risks related to our ability to correctly estimate our operating expenses and our expenses associated with the proposed asset sale or merger; (4) unexpected costs, charges or expenses resulting from the proposed asset sale or merger; (5) if the proposed asset sale or merger is not consummated, our ability to raise substantial capital in the very near-term to allow us to maintain operations and sustain the negative impact of the COVID-19 pandemic on our business and financial condition, and if we are able to sustain such impact, our ability to recover from the impact; (6) our ability to successfully manage our liquidity and our working capital deficit by managing the timing of payments to our third parties; (7) when, and the extent to which, the negative impact of the pandemic will improve, including when a substantial majority of restaurants across the U.S. and Canada will be permitted to offer on-site dining and operate at or close to pre-pandemic levels or when a substantial majority of bars across the U.S. and Canada will be permitted to re-open and operate at or close to pre-pandemic levels, when our customers will re-open, or if they will subscribe to our service if and when they do; (8) the negative impact that measures we implemented and may implement to reduce our operating expenses and planned capital expenses (including investments in our business) may have on our ability to effectively manage and operate our business; (9) our ability to maintain or grow our revenue; and (10) the other risks and uncertainties described in Part I, Item 1A “Risk Factors” of this report and described in other documents we file from time to time with the Securities and Exchange Commission, or SEC, including our Quarterly Reports on Form 10-Q.

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

PART I

ITEM 1. Business

Proposed Merger and Asset Sale

Proposed Merger with Brooklyn Immunotherapeutics LLC

On August 12, 2020, we entered into an agreement and plan of merger and reorganization (the “Merger Agreement”) with Brooklyn Immunotherapeutics LLC (“Brooklyn”), a privately-held, biopharmaceutical company focused on exploring the role that cytokine-based therapy can have in treating patients with cancer. Pursuant to the Merger Agreement, subject to the satisfaction or waiver of the conditions set forth in the agreement, BIT Merger Sub, Inc., our wholly-owned subsidiary formed solely for purposes of carrying out the merger, will merge with and into Brooklyn, with Brooklyn surviving the merger as a wholly-owned subsidiary of our company and Brooklyn’s members receiving newly issued shares of our common stock in exchange for their ownership interests in Brooklyn (the “Merger”). The Merger, if completed, will result in a change in control of NTN as described below. The Merger is expected to close in mid- to late-March 2021.

We filed a registration statement on Form S-4 relating to the Merger and the proposed sale of our assets to eGames.com Holdings LLC (described further below) with the SEC and such registration statement was declared effective on February 3, 2021.

We will be holding our special meeting of stockholders to consider the Merger, the Asset Sale (as defined below) and related proposals on March 15, 2021 at 9:00 a.m., Pacific Time, unless postponed or adjourned to a later date or time. Additional details regarding the proposals and the special meeting are in the proxy statement/prospectus/consent solicitation statement relating to the special meeting filed with the SEC on February 8, 2021 (the “Proxy Statement”).

If the Merger is completed, NTN expects to change its name to Brooklyn ImmunoTherapeutics, Inc. and the combined company will focus on Brooklyn’s business of exploring the role that cytokine-based therapy can have on the immune system in treating patients with cancer. Upon completion of the Merger, the board of directors of the combined company is expected to consist entirely of individuals designated by Brooklyn and the officers of the combined company are expected to be members of Brooklyn’s current management team.

If the Merger is completed, at the effective time of the Merger, Brooklyn’s members will exchange their equity interests in Brooklyn for shares of NTN common stock representing between approximately 94.08% and 96.74% of the outstanding common stock of NTN immediately following the effective time of the Merger on a fully diluted basis (less a portion of such shares which will be allocated to Brooklyn’s banker, Maxim, in respect of the success fee owed to it by Brooklyn), and NTN’s stockholders as of immediately prior to the effective time, will own between approximately 5.92% and 3.26% of the outstanding common stock of NTN immediately after the effective time of the Merger on a fully diluted basis. The exact number of shares to be issued in the Merger will be determined pursuant to a formula in the Merger Agreement that takes into account the amount of Brooklyn’s cash and cash equivalents as of the closing of the Merger and the amount by which NTN’s net cash is less than zero at the closing. The Merger Agreement does not include provisions providing for an adjustment to the total shares of NTN common stock that Brooklyn’s members will be entitled to receive for changes in the market price of NTN common stock.

The Merger Agreement contains customary representations, warranties and covenants made by NTN and Brooklyn, including covenants relating to both parties using their commercially reasonable efforts to cause the transactions contemplated by the Merger Agreement to be satisfied, as well as covenants regarding the conduct of their respective businesses between the date of signing of the Merger Agreement and the closing.

Consummation of the Merger is subject to certain closing conditions including, among others, (i) the approval by our stockholders of the issuance of shares of our common stock to Brooklyn’s members pursuant to the terms of the Merger Agreement and the change of control of NTN resulting therefrom, (ii) the approval of the Merger and the transactions contemplated by the Merger Agreement by the beneficial holders of the Class A membership units of Brooklyn, (iii) the amendment of our certificate of incorporation to provide voting rights to the holders of our Series A Convertible Preferred Stock, (iv) Brooklyn having not less than $10 million in cash and cash equivalents and not more than $750,000 of indebtedness for borrowed money at the closing, (v) our net cast at the closing being not less than negative $3 million, and (vi) the shares of our common stock continuing to be traded on the NYSE American until the effective time of the Merger and the approval for listing of the shares of our common stock to be issued pursuant to the Merger Agreement on the NYSE American. In addition, the obligation of each party to consummate the Merger is also conditioned on the other party’s representations and warranties being true and correct (subject to certain materiality qualifications) and the other party having performed in all material respects its obligations under the Merger Agreement. Each party’s obligations to consummate the Merger are further subject to the absence of a material adverse effect with respect to the other party since the date of the Merger Agreement.

The Merger Agreement contains certain termination rights for each party, including that either party may terminate the Merger Agreement if the Merger has not been consummated by April 30, 2021, subject to extension under specified circumstances. The Merger Agreement also provides that, upon the termination of the Merger Agreement under specified circumstances, NTN or Brooklyn will be required to pay the other party a $750,000 termination fee or reimburse the other party for up to $250,000 of its third party expenses.

The Merger Agreement requires that NTN not solicit proposals relating to alternative transactions and not enter into discussions concerning or provide confidential information in connection with alternative transactions. These restrictions are subject to a “fiduciary out” provision that allows NTN Buzztime under certain limited circumstances to provide confidential information to, enter into discussions and negotiations with, and enter into an alternative transaction with a third party and/or to make a recommendation change adverse to the Merger, which may result in payment of the termination fee described above.

In connection with the Merger and the Merger Agreement, each of our directors and officers and certain beneficial holders of the Class A membership interests of Brooklyn, including the managers and officers of Brooklyn, signed a Support Agreement, made and entered into as of August 12, 2020, among NTN, Brooklyn, and each such person (the “Support Agreements”). Pursuant to the Support Agreements, each director, manager, and officer has agreed that he or she will not, until the termination date of the Merger Agreement, sell or transfer any shares of our common stock or any of the beneficial interests in the Class A membership interests of Brooklyn, respectively, that he or she owns or may acquire prior to the termination of the Merger Agreement. Each such director, manager, and officer has further agreed that he or she will vote all shares of our common stock and all beneficial interests in the Class A membership units in Brooklyn, respectively, owned by such individual in favor of the Merger and the transactions contemplated by the Merger Agreement.

The foregoing description of the Merger Agreement and the Support Agreements do not purport to be complete and is qualified in its entirety by the full text of the agreements, copies of which have been filed with the SEC and are incorporated by reference in this report. The copies of the Merger Agreement and the Support Agreements filed with the SEC provide investors with information regarding its terms. Such copies are not intended to provide any other factual information about NTN or Brooklyn or otherwise to modify or supplement any factual disclosures about NTN in its reports filed with the SEC. The representations, warranties and covenants of each party in the Merger Agreement have been made only for the purposes of, and were and are solely for the benefit of the parties to, the Merger Agreement, may be subject to limitations agreed upon by the contracting parties, and may be subject to standards of materiality applicable to the contracting parties that differ from those generally applicable to SEC filings, and may have been used for purposes of allocating risk among the parties to the Merger Agreement. Certain of the exhibits and schedules that are a part of the Merger Agreement are not filed with the SEC and contain information that modifies, qualifies and creates exceptions to the representations and warranties and certain covenants set forth in the Merger Agreement. Accordingly, the representations and warranties may not describe the actual state of affairs at the date they were made or at any other time, and investors should not rely on them as statements of fact.

Proposed Asset Sale to eGames.com

When NTN announced the signing of the Merger Agreement, NTN also announced that it was continuing to explore the sale of substantially all of the assets relating to its current business to provide additional capital and allow the combined company following the closing of the Merger, if it closes, to be in a position to focus exclusively on Brooklyn’s business.

On September 18, 2020, NTN and eGames.com Holdings LLC (“eGames.com”) entered into an asset purchase agreement (as amended from time to time, the “APA”) pursuant to which, subject to the terms and conditions thereof, NTN will sell and assign (the “Asset Sale”) all of its right, title and interest in and to the assets relating to its current business (the “Purchased Assets”) to eGames.com. The Purchased Assets comprise substantially all of NTN’s assets. At the closing of the Asset Sale, in addition to assuming specified liabilities of NTN, eGames.com will pay NTN $2.0 million in cash. In connection with entering into the APA, the sole owner of eGames.com absolutely, unconditionally and irrevocably guaranteed to NTN the full and prompt payment when due of any and all amounts, from time to time, payable by eGames.com under the APA.

The Asset Sale is expected to close in mid- to late-March 2021. We will be holding our special meeting of stockholders to consider the Merger, the Asset Sale and related proposals on March 15, 2021 at 9:00 a.m., Pacific Time, unless postponed or adjourned to a later date or time. Additional details regarding the proposals and the special meeting are in the Proxy Statement.

In connection with entering into the APA, Fertilemind Management, LLC, an affiliate of eGames.com (“Fertilemind”), on behalf of eGames.com, made a $1.0 million bridge loan to NTN. On November 19, 2020, NTN, eGames.com and Fertilemind entered into an omnibus amendment and agreement pursuant to which, among other things, eGames.com agreed to provide, or cause Fertilemind, on behalf of eGames.com, to provide, an additional $0.5 million bridge loan to NTN on December 1, 2020, and the parties agreed to increase the interest rate on the $1.0 million bridge loan Fertilemind made to NTN in September 2020 from 8% to 10% effective December 1, 2020. Fertilemind provided the $0.5 million bridge loan to NTN on December 1, 2020. On January 12, 2021, NTN, eGames.com and Fertilemind entered into a second omnibus amendment and agreement pursuant to which, among other things, eGames.com agreed to provide, or cause Fertilemind, on behalf of eGames.com, to provide an additional $0.2 million bridge loan to NTN on January 12, 2021. Fertilemind provided the $0.2 million bridge loan to NTN on January 12, 2021. The principal and accrued interest of each of the loans provided by Fertilemind to NTN will be applied toward the $2.0 million purchase price at the closing of the Asset Sale.

The APA contains customary representations, warranties and covenants made by the parties, including covenants relating to both parties using their efforts to cause the transactions contemplated by the APA to be satisfied, and covenants regarding the conduct of NTN’s business between the date the APA was signed and the closing of the Asset Sale.

The closing of the Asset Sale is subject to the satisfaction or waiver of certain closing conditions, including NTN obtaining, as required by Delaware law, the approval of the Asset Sale by the holders of a majority of the outstanding shares of common stock of NTN entitled to vote thereon. Each party’s obligation to close the Asset Sale is also subject to other specified customary conditions, including (1) the representations and warranties of the other party being true and correct (subject to certain materiality qualifications, including qualifications with respect to a material adverse effect), and (2) the performance in all material respects by the other party of its covenants and agreements in the APA required to be performed on or before the closing.

Unless the parties to the APA agree to an earlier date, the closing of the Asset Sale is expected to occur as promptly as practicable after the conditions to closing in the APA are satisfied or waived, and, if the conditions to closing the Merger are satisfied or waived, immediately prior to the closing of the Merger.

Pursuant to the APA, NTN may not, among other things, solicit proposals relating to alternative transactions or enter into discussions concerning or provide confidential information in connection with alternative transactions (with an exception related to the Merger) until the earlier of the termination of the APA and the closing of the Asset Sale. These restrictions are subject to a “fiduciary out” provision that allows NTN under certain limited circumstances to furnish confidential information to, enter into discussions and negotiations with, and enter into an alternative transaction with a third party and/or to make a recommendation change adverse to the Asset Sale, which may result in payment of the termination fee described below.

NTN will be obligated to indemnify eGames.com against specified losses that eGames.com may incur following the Closing, subject to the terms of the APA, including certain thresholds and caps on liability, and $100,000 will be deposited into an escrow account to secure any such indemnification claims.

The APA contains certain termination rights for each party, including that either party may terminate the APA if the asset sale has not been consummated by April 30, 2021, subject to extension under specified circumstances. The APA also provides that, upon the termination of the APA under specified circumstances, NTN will pay eGames.com a $275,000 termination fee.

The foregoing descriptions of the APA, the personal guaranty, and the promissory notes evidencing the bridge loans do not purport to be complete and are qualified in their entirety by the full text of the APA, the personal guaranty, and such notes, copies of which have been filed with the SEC and are incorporated by reference in this report. The APA, the personal guaranty, and such notes provide investors with information regarding its terms. Such documents are not intended to provide any other factual information about NTN or eGames.com or otherwise to modify or supplement any factual disclosures about NTN or eGames.com in their respective reports filed with the SEC. The representations, warranties and covenants of each party in the APA have been made only for the purposes of, and were and are solely for the benefit of the parties to, the APA, may be subject to limitations agreed upon by the contracting parties, and may be subject to standards of materiality applicable to the contracting parties that differ from those generally applicable to SEC filings, and may have been used for purposes of allocating risk among the parties. Certain of the exhibits and schedules that are a part of the APA are not filed with the SEC and contain information that modifies, qualifies and creates exceptions to the representations and warranties and certain covenants in the APA. Accordingly, the representations and warranties may not describe the actual state of affairs at the date they were made or at any other time, and investors should not rely on them as statements of fact.

About Our Business and How We Talk About It

As mentioned above, the Merger and Asset Sale are expected to close in mid- to late-March 2021. If either the Asset Sale or the Merger close, the description of our business contained in this report will no longer be our business following the closing of the Asset Sale and/or Merger. If the Merger is completed, the combined company will focus on Brooklyn’s business of exploring the role that cytokine-based therapy can have on the immune system in treating patients with cancer. If the Asset Sale is completed but the Merger is not completed, NTN’s board of directors may elect to, among other things, attempt to find another reverse merger partner or dissolve and liquidate its assets. Because NYSE Regulation, Inc. may begin delisting proceedings if NTN has no assets or operations, and due to NTN’s limited cash and resources, NTN may be unable to identify and complete another reverse merger and it would likely be required to dissolve and liquidate its assets. In such case, NTN would likely be required to pay all its debts and other obligations and to set aside certain reserves for potential future claims. There can be no assurances as to the amount or timing of available cash, if any, left to distribute to stockholders after paying its debts and other obligations and setting aside funds for reserves.

We deliver interactive entertainment and innovative technology to our partners in a wide range of verticals – from bars and restaurants to casinos and senior living centers. By enhancing the overall guest experience, we believe we help our hospitality partners acquire, engage, and retain patrons.

Through social fun and friendly competition, our platform creates bonds between our hospitality partners and their patrons, and between patrons themselves. We believe this unique experience increases dwell time, revenue, and repeat business for venues – and has also created a large and engaged audience which we connect with through our in-venue TV network. Until the significant disruptions to the restaurant and bar industry resulting from the COVID-19 pandemic, or the pandemic, that began in March 2020, over 1 million hours of trivia, card, sports and arcade games were played on our network each month. Since March 2020, approximately 100,000 hours per month of such games have been played on our network each month.

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

Recent Developments

The negative impact of the pandemic on the restaurant and bar industry was abrupt and substantial, and our business, cash flows from operations and liquidity suffered, and continues to suffer, materially as a result. In many jurisdictions, including those in which we have many customers and prospective customers, restaurants and bars were ordered by the government to shut-down or close all on-site dining operations in the latter half of March 2020. Since then, governmental orders and restrictions impacting restaurants and bars in certain jurisdictions were eased or lifted as the number of COVID-19 cases decreased or plateaued, but as jurisdictions began experiencing a resurgence in COVID-19 cases, many jurisdictions reinstated such orders and restrictions, including mandating the shut-down of bars and the closing of all on-site dining operations of restaurants. We have experienced material decreases in subscription revenue, advertising revenue and cash flows from operations, which we expect to continue for at least as long as the restaurant and bar industry continues to be negatively impacted by the pandemic, and which may continue thereafter if restaurants and bars seek to reduce their operating costs or are unable to re-open even if restrictions within their jurisdictions are eased or lifted. For example, at its peak, approximately 70% of our customers had their subscriptions to our services temporarily suspended. As of March 9, 2021, approximately 11% of our customers remain on subscription suspensions. As of December 31, 2020, 1,036 customers subscribed to our service, a decrease of 404 customers, or 28%, from the 1,440 subscribers as of December 31, 2019. We believe the year-over-year decrease was primarily due to customers terminating their subscriptions or going out of business relating to the effects of the pandemic on their business.

In response to the impact of the pandemic on our business, we implemented measures to reduce our operating expenses and preserve capital, and we may implement additional measures in the future.

●	We reduced our headcount (as of March 9, 2021, we had 22 employees, compared to 74 at December 31, 2019).

●	Our chief executive officer agreed to defer payment of 45% of his base salary between May 1, 2020 and October 31, 2020 until the earlier of October 31, 2020 or such time as our board of directors determines in good faith that we are in the financial position to pay his accumulated deferred salary. All such deferred base salary payments were made by November 6, 2020.

●	We terminated the lease for our corporate headquarters, resulting in a reduction in our future cash obligations under the lease by approximately $3.4 million (see Note 16 to our audited consolidated financial statements included herein).

●	We substantially eliminated all capital projects and are aggressively managing our expenditures to limit further cash outlays and manage our working capital.

In April 2020, we received a loan of approximately $1,625,000 under the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act administered by the U.S. Small Business Administration. The loan matures on April 18, 2022 and bears interest at a rate of 1.0% per annum. We began making monthly interest only payments in November 2020. One final payment of all unforgiven principal plus any accrued unpaid interest is due at maturity. In November 2020, we were informed by our lender that the U.S Small Business Administration approved the forgiveness of approximately $1,093,000 of the $1,625,000 loan, leaving a principal balance of approximately $532,000. For additional information, see the section entitled “Liquidity and Capital Resources—Paycheck Protection Program Loan” in “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of this report.

All amounts outstanding under our term loan we entered into with Avidbank in September 2018 were paid in full on December 31, 2020 and we have no further obligations to Avidbank.

In January 2020, we sold all of our assets used to conduct the live hosted knowledge-based trivia events known as Stump! Trivia and OpinioNation for approximately $1.4 million in cash.

Products and Services

Our principal product and service is our interactive entertainment system that offers trivia, card, sports and arcade games through an extended network platform. Generally, as part of the subscription to our platform, we provide the equipment for the platform to network subscribers (including tablets, cases and charging trays for the tablets), though we have also leased such equipment to certain network subscribers. We also monetize our network by offering it as an advertising platform through which parties can advertise their products and services across the thousands of TV and tablet screens in our network. In 2017, we began licensing our content to customers to be installed on equipment they obtain from other parties. In 2018, we began selling the tablets, cases and charging trays for the tablets used in our platform to customers who may not subscribe to our network but who can use the equipment in their business for other purposes. In 2019, we redesigned the personal computer installed in venues to stream our content to televisions and tablets within the venue. The redesigned personal computer, which we call Site Hub, has a smaller form factor (about the size of a deck of cards) compared to our historical personal computer. During the second quarter of 2019, we began field testing a lower cost, entry-level tablet product offering that we call Buzztime Basic. The brains behind Buzztime Basic is Site Hub. We have deployed Buzztime Basic on a market-by-market basis and as of March 9, 2021, we were in approximately 212 locations. In 2019, we also released our mobile trivia app, allowing our customers’ patrons to play our trivia games on their mobile devices in addition to on our tablets. The app is the primary means of playing our trivia games in Buzztime Basic.

During the first quarter of 2019, we rolled out our new, modernized advertising system, which gives us access to ad buying platforms where digital advertising inventory is bought and sold on public exchanges and private marketplaces. We work with advertising sales companies to help us improve our advertisement sales and with an advertisement technology company to improve our ad loading, management, and delivery and testing capabilities. We can use advertising to monetize Buzztime Basic, as well as our entire network. We had quarter-over-quarter advertising sales and revenue growth during 2019. In 2020, our advertising sales and revenue was materially adversely impacted as a result of the pandemic.

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

Significant Customer

The table below sets forth the approximate amount of revenue we generated from Buffalo Wild Wings corporate-owned restaurants and its franchisees during the years ended December 31, 2020 and 2019, and the percentage of total revenue that such amount represents for such periods. The decrease reflects the loss of 1,088 Buffalo Wild Wings corporate-owned restaurants and franchisees in November 2019, when their agreements with us terminated in accordance with their terms.

	Year Ended December 31,
	2020	2019
Buffalo Wild Wings revenue	$199,000	$6,820,000
Percent of total revenue	3%	34%

As of December 31, 2020 and 2019, approximately $108,000 and $158,000, respectively, was included in gross accounts receivable from Buffalo Wild Wings corporate-owned restaurants and its franchisees.

Backlog

We generally do not have a significant backlog because we normally can deliver and install new systems within the delivery schedule requested by customers (generally within three to four weeks).

Licensing, Trademarks, Copyrights and Patents

A majority of the gaming content available on our platform is internally developed. The balance is licensed from third parties. We also license third party content for our pay-to-play and free-to-consumer games lobby. The amounts paid for such third-party licensed content was not material during either of the years ended December 31, 2020 or 2019.

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

Web Site Access to SEC Filings

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, and proxy statements and other information we file or furnish pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available on our website at www.buzztime.com/business/investor-relations/ under the heading SEC Filings as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the SEC. In addition, we make available on that same website under the heading Corporate Governance our (i) our code of conduct and ethics; (ii) our corporate governance guidelines; and (iii) the charter of each active committee of our board of directors. We intend to disclose any amendment to, or a waiver from, a provision of our code of conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of the code of ethics definition enumerated in paragraph (b) of Item 406 of Regulation S-K by posting such information on that website.

The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding companies that file electronically with the SEC, including our company.

Employees

As of March 9, 2021, we had 22 full-time employees. We also engage independent contractors for specific projects. None of our employees are represented by a labor union, and we believe our employee relations are satisfactory.

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

The Merger Agreement has set the formula for determining the number of shares to be issued to Brooklyn’s members in the Merger, and the number of shares to be so issued is only adjustable upward or downward under certain circumstances pursuant to a formula in the Merger Agreement that takes into account the amount of Brooklyn’s cash and cash equivalents as of the closing of the Merger and the amount by which NTN’s net cash is less than zero at the closing. Any changes in the market price of NTN common stock before the completion of the Merger will not affect the number of shares of NTN common stock that Brooklyn members will be entitled to receive pursuant to the Merger Agreement. Therefore, if before the completion of the Merger the market price of NTN common stock declines from the market price on the date of the Merger Agreement, then Brooklyn members could receive merger consideration with substantially lower value for their equity interests in Brooklyn than the value of NTN common stock based on the market price on the date of the Merger Agreement. Similarly, if before the completion of the Merger the market price of NTN common stock increases from the market price on the date of the Merger Agreement, then Brooklyn members could receive merger consideration with substantially more value for their equity interests in Brooklyn than the value of NTN common stock based on the market price on the date of the Merger Agreement. Because the formula does not adjust as a result of changes in the value of NTN common stock, for each one percentage point that the market value of NTN common stock rises or declines, there is a corresponding one percentage point rise or decline, respectively, in the value of the total merger consideration issued to Brooklyn members compared to the market price of the NTN common stock on the date of the Merger Agreement.

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

Even if NTN’s stockholders approve the issuance of NTN common stock pursuant to the Merger Agreement and the change of control resulting therefrom (the “Merger Share Issuance Proposal”) and even if the beneficial holders of the Class A membership interests of Brooklyn approve the Merger and the Merger Agreement, other specified conditions must be satisfied or waived to complete the Merger, including the shares of NTN common stock shall continue to be traded on the NYSE American through the effective time of the Merger, the shares of NTN common stock to be issued pursuant to the Merger Agreement shall have been approved for listing on NYSE American (subject to official notice of issuance), and the NYSE American listing application shall have been approved such that the NTN common stock will continue to trade on the NYSE American after the effective time of the Merger. No assurances can be given that all of the conditions will be satisfied or waived. If the conditions are not satisfied or waived, the Merger may not occur or will be delayed, and NTN and Brooklyn each may lose some or all of the intended benefits of the Merger.

For example, one of the conditions to closing the Merger is that the deficit in NTN’s net cash not exceed $3.0 million. If the Asset Sale is approved by NTN’s stockholders and the Asset Sale closes, NTN expects that it will satisfy this closing condition. However, NTN has limited cash on hand and its cash flow from operations has suffered as result of the COVID-19 pandemic and any delay in the closing of the Asset Sale and/or the Merger, will increase the risk that NTN will not satisfy this closing condition. See “—Risks Related to NTN Prior to the Merger,” below. Further, if the Asset Sale is not approved by NTN’s stockholders or if the Asset Sale does not close for any other reason, NTN will likely not satisfy this condition. Similarly, another of the conditions to closing the Merger is that Brooklyn have not more than $750,000 in indebtedness for borrowed money at the closing. Although no assurances can be given in this regard, Brooklyn expects that it will satisfy this closing condition.

As another example, one of the conditions to closing the Merger is that, at the closing, Brooklyn have not less than $10 million in cash and cash equivalents on its balance sheet and have not more than $750,000 of indebtedness for borrowed money. As of January 29, 2021, Brooklyn’s indebtedness for borrowed money consisted of (i) assumed notes payable in the amount of $410,000 related to notes assumed in connection with the acquisition of IRX Therapeutics, and (ii) a loan in the amount of $309,905 under the Paycheck Protection Program. With respect to the cash balance sheet requirement, in order to help ensure that Brooklyn meets this condition, Brooklyn has previously engaged in a rights offering to the beneficial holders of its Class A membership interests pursuant to which such beneficial holders who exercised their rights have agreed to make additional contributions to Brooklyn. Such members will exchange the additional membership interests they receive for their contribution for a portion of the shares of NTN common stock issuable to members of Brooklyn in the Merger. Although Brooklyn expects to receive at least $10 million in proceeds from the rights offering, there can be no assurance that these members will contribute what they have contractually agreed to contribute. If these members do not make their committed contributions, Brooklyn may not be able to satisfy the closing condition that it have not less than $10 million in cash and cash equivalents on its balance sheet at the closing of the Merger. If this closing condition is not satisfied, and if NTN does not waive the condition, the Merger will not occur.

Failure to complete the Merger may result in NTN or Brooklyn paying a termination fee to the other party and could significantly harm the market price of NTN’s common stock and negatively affect the future business and operations of both companies.

If the Merger is not completed and the Merger Agreement is terminated under certain circumstances, NTN or Brooklyn may be required to pay the other party a termination fee of $750,000, or reimburse the transaction expenses of the other party, up to a maximum of $250,000. Even if a termination fee is not payable or transaction expenses are not reimbursable in connection with a termination of the Merger Agreement, each of NTN and Brooklyn will have incurred significant legal, financial, advisory, accounting, audit and other general operating expenses, which must be paid whether or not the Merger is completed. Further, if the Merger is not completed, it could significantly harm the market price of NTN common stock and further increase the doubt as to its ability to continue as a going concern. In addition, if the Merger Agreement is terminated and the board of directors of NTN or the board of managers of Brooklyn determines to seek another business combination, there can be no assurance that either NTN or Brooklyn will be able to find a partner and close an alternative transaction on terms that are as or more favorable than the terms set forth in the Merger Agreement.

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

The market price of NTN common stock following the Merger may decline as a result of the Merger.

The market price of NTN common stock may decline as a result of the Merger for a number of reasons including if:

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

After the completion of the Merger, the current stockholders of NTN and the current members of Brooklyn will own a smaller percentage of the combined company than their ownership in the respective companies prior to the Merger. At the effective time of Merger, Brooklyn’s members will exchange their equity interests in Brooklyn for shares of NTN common stock representing between approximately 94.08% and 96.74% of the outstanding common stock of NTN immediately after the effective time of the Merger on a fully diluted basis (less a portion of such shares which will be allocated to Maxim in respect of the success fee owed to it by Brooklyn), and NTN’s stockholders as of immediately prior to the effective time, will own between approximately 5.92% and 3.26% of the outstanding common stock of NTN immediately after the effective time on a fully diluted basis. Consequently, NTN stockholders and Brooklyn members will be able to exercise less influence over the management and policies of the combined company following the closing of the Merger than they currently exercise over the management and policies of their respective companies.

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

NTN and Brooklyn are subject to litigation relating to the Merger. Such litigation may create uncertainty relating to the Merger, or delay or enjoin the Merger. Litigation is expensive and diverts management’s attention and resources, which could adversely affect NTN’s, Brooklyn’s or the combined company’s business. Insurance may not be sufficient to cover all costs or damages related to this type of litigation.

The ownership of the combined company common stock is expected to be concentrated, which may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause the combined company stock price to decline.

Executive officers and directors of the combined company and their affiliates are expected to beneficially own or control approximately 39.7% of the outstanding shares of the combined company common stock immediately following the effective time of the Merger on a fully diluted basis (assuming Brooklyn’s members immediately prior to the effective time of the Merger and Maxim own 94.08% of the outstanding common stock of NTN immediately following the effective time of the Merger on a fully diluted basis). Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of the combined company assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of the combined company, even if such a change of control would benefit the other stockholders of the combined company. The significant concentration of stock ownership may adversely affect the trading price of the combined company’s common stock due to investors’ perception that conflicts of interest may exist or arise.

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

The Asset Sale is subject to various closing conditions including stockholder approval of the Asset Sale Proposal as required under applicable law. NTN cannot control these conditions and cannot assure you that they will be satisfied. If the Asset Sale is not consummated, NTN may be subject to a number of risks, including the following:

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

If the Asset Sale is not completed and the APA is terminated under certain circumstances, NTN may be required to pay eGames.com a termination fee of $250,000. Even if a termination fee is not payable in connection with a termination of the APA, NTN will have incurred significant legal, financial, advisory, accounting, audit and other general operating expenses, which must be paid whether or not the Asset Sale is completed.

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

Risks Factors that May Affect Our Business

Our cash flows from operations and liquidity have been materially adversely affected by the effects of the COVID-19 pandemic. We need to raise capital in the near term and/or complete a strategic transaction, and our inability to do so could result in us pursuing a restructuring, which may include a reorganization or bankruptcy under Federal bankruptcy laws, assignment for the benefit of creditors, or a dissolution, liquidation and/or winding up.

The negative impact of the pandemic on the restaurant and bar industry was abrupt and substantial, and our business, cash flows from operations and liquidity suffered, and continues to suffer, materially as a result. In many jurisdictions, including those in which we have many customers and prospective customers, restaurants and bars were ordered by the government to shut-down or close all on-site dining operations in the latter half of March 2020. Since then, governmental orders and restrictions impacting restaurants and bars in certain jurisdictions were eased or lifted as the number of COVID-19 cases decreased or plateaued, but as jurisdictions began experiencing a resurgence in COVID-19 cases, many jurisdictions reinstated such orders and restrictions, including mandating the shut-down of bars and the closing of all on-site dining operations of restaurants. Jurisdictions that have not imposed governmental orders and restrictions on restaurants and bars or reinstated them could do so at any time. At its peak, approximately 70% of our customers had their subscriptions to our services temporarily suspended. As of March 9, 2021, approximately 11% of our customers remain on subscription suspensions, but that percentage could increase, perhaps materially, at any time due to the effects of the pandemic on our customers, including as jurisdictions reinstate governmental orders and restrictions impacting our customers. Even in jurisdictions in which governmental orders and restrictions were eased or lifted, certain of our customers have requested, and others could request, to continue their subscription suspensions because, for example, such customers choose not to re-open despite being permitted to do so. As a result, we have experienced material decreases in subscription revenue, advertising revenue and cash flows from operations, which we expect to continue for at least as long as the restaurant and bar industry continues to be negatively impacted by the pandemic, and which may continue thereafter if restaurants and bars seek to reduce their operating costs or are unable to re-open even if restrictions within their jurisdictions are eased or lifted.

The full extent to which the pandemic will, directly or indirectly, impact our business, results of operations and financial condition is currently highly uncertain, including due to factors that currently are also highly uncertain, including when, and the extent to which, the negative impact of the pandemic will improve, including when a substantial majority of restaurants across the U.S. and Canada will be permitted to offer on-site dining and operate at or close to pre-pandemic levels or when a substantial majority of bars across the U.S. and Canada will be permitted to re-open and operate at or close to pre-pandemic levels, when our customers will re-open, or if they will subscribe to our service if and when they do, the ultimate impact of the pandemic and how long it endures, the impact of the current or future resurgences in COVID-19 cases, and the actions required or recommended to contain or treat COVID-19. However, unless in the very near term our subscription revenue, advertising revenue and cash flows from operations return to pre-pandemic levels and/or we raise substantial capital, the amount of time and the amount of cash we have to maintain operations and sustain the negative effects of the pandemic is very limited.

As of December 31, 2020, we had cash and cash equivalents of approximately $777,000. As of December 31, 2020, $0.5 million of principal was outstanding under the loan we received under the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act. In connection with entering into the APA, we received a $1.0 million bridge loan from an affiliate of eGames.com, and on December 1, 2020 and January 12, 2021, we received an additional $0.5 million bridge loan and an additional $0.2 million bridge loan, respectively, from that affiliate, all of which, together with accrued interest, will be applied against the $2.0 million purchase price payable to us at the closing of the Asset Sale; however, if the Asset Sale does not close, we will owe the $1.7 million of principal of those bridge loans plus accrued interest to the affiliate of eGames.com. For additional information regarding these bridge loans, see the section entitled “Liquidity and Capital Resources—Bridge Loans” in “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of this report. As a result of the impact of the pandemic on our business and taking into account our current financial condition and our existing sources of projected revenue and our projected subscription revenue, advertising revenue and cash flows from operations, we believe we will have sufficient cash resources to pay forecasted cash outlays only through mid-March 2021, assuming we are able to continue to successfully manage our working capital deficit by managing the timing of payments to our vendors and other third parties.

We expect that the earliest the Asset Sale and the Merger will be completed is the week of March 15, 2021. If the completion of the Asset Sale and the Merger is delayed beyond that week, we will need to raise additional capital to maintain operations through the completion of the Asset Sale and the Merger. We currently have no arrangements for such capital and no assurances can be given that we will be able to raise such capital when needed, on acceptable terms, or at all. The effects of the pandemic on macroeconomic conditions and the capital markets make it more challenging to raise capital. The going concern explanatory paragraph included in the report of our independent registered public accounting firm on our consolidated financial statements as of and for the year ended December 31, 2020 could also impair our ability to raise capital. If we are unable to complete the Merger or the Asset Sale or raise sufficient additional capital in the very near term, we will likely be required to curtail or terminate some or all of our business operations and we may have no choice but to pursue a restructuring, which may include a reorganization or bankruptcy under Federal bankruptcy laws, assignment for the benefit of creditors, or a dissolution, liquidation and/or winding up. In such event, our investors may lose their entire investment.

See also, “The measures we implemented and may implement in the future to reduce operating expenses and to preserve capital could adversely affect our business and we may not realize the operational or financial benefits from such actions,” and “Raising additional capital may cause dilution to our existing stockholders and may restrict our operations,” below.

The measures we implemented and may implement in the future to reduce operating expenses and to preserve capital could adversely affect our business and we may not realize the operational or financial benefits from such actions.

We implemented measures to reduce operating expenses and to preserve capital. Since January 1, 2020, we implemented the following measures:

●	We reduced our headcount (as of March 9, 2021, we had 22 employees, as compared to 74 at December 31, 2019);

●	Our chief executive officer agreed to defer payment of 45% of his base salary between May 1, 2020 and October 31, 2020 until the earlier of October 31, 2020 or such time as our board of directors determines in good faith that we are in the financial position to pay his accumulated deferred salary. All deferred base salary payments were made by November 6, 2020;

●	We terminated the lease for our corporate headquarters, resulting in a reduction in our future cash obligations under the lease by approximately $3.4 million; and

●	We substantially eliminated all capital projects and are aggressively managing our expenditures to limit further cash outlays and manage our working capital.

We may implement additional measures in the future. In addition to distracting management from the core operations of our business, any of these actions may negatively impact our ability to effectively manage, operate and grow our business, to introduce new offerings to our customers, to increase market awareness and encourage the adoption of the Buzztime brand and our Buzztime network, to retain customers, and to generate revenue. For example, the reduction in headcount resulted in the loss of a number of long-term employees, the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. In addition, we may not be able to effectively realize all the cost savings anticipated by the reductions in operational costs and we may incur unanticipated charges or make cash payments as a result that were not previously contemplated which could result in an adverse effect on our business or results of operations.

Our success depends on our ability to recruit and retain skilled professionals.

The success of our business depends on our ability to identify, hire, and retain knowledgeable and experienced programmers, creative designers, application developers, and sales and marketing personnel. If we cannot motivate and retain knowledgeable and experienced professionals, our business, financial condition, and results of operations will suffer. There is significant competition from other businesses for individuals with the experience and skills required to successfully operate our business and the recent reductions in headcount and other measures we implemented to reduce operating expenses may decrease the morale of our remaining employees and make retaining them more challenging. Moreover, in light of the small number of employees on our staff to manage our key functions, we may not be able to adequately support current and future business initiatives or attract or retain customers, which risk could be increased if we are unable to retain existing personnel.

We have experienced significant losses and expect to incur significant losses in the future.

We have a history of significant losses, including net losses of $4,415,000 and $2,047,000 for the years ended December 31, 2020 and 2019, respectively, and have an accumulated deficit of $135,888,000 as of December 31, 2020. We expect to incur future operating and net losses, and we may not achieve or maintain profitability. Even if we achieve profitability, the level of profitability cannot be predicted and may vary significantly from quarter to quarter and year to year. See also “—Risks Relating to the Market for NTN Common Stock— Our common stock could be delisted or suspended from trading on the NYSE American if we are determined to be non-compliant with any of the NYSE American continued listing standards,” below.

We may not compete effectively within the highly competitive and evolving interactive games, entertainment and marketing services industries.

We face intense competition in the markets in which we operate. For example, we face significant competition in the hospitality market from companies offering services that compete with ours. Our services also compete with games, apps and other forms of entertainment offerings available directly to consumers on their mobile devices. See “Competition,” above. Many of our current and potential competitors enjoy substantial competitive advantages, including greater financial resources that they can deploy for content development, research and development, strategic acquisitions, alliances, joint ventures, and sales and marketing. As a result, our current and potential competitors may respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or consumer preferences.

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

In addition to laws and regulations applicable to businesses generally, we are also subject to laws and regulations that apply specifically to the interactive entertainment and product marketing industries. In addition, we operate games of chance and skill, and we award nominal cash prizes to winners of certain games and may provide items of nominal value (e.g., key chains, etc.) to venues who may award such items to consumers. These games are regulated in many jurisdictions and the laws and regulations vary from jurisdiction to jurisdiction. See “Government Regulations” above. We may find it necessary to eliminate, modify, suspend, or cancel certain features of our offerings (including the games we offer) in certain jurisdictions based on the adoptions of new laws and regulations or changes in law or regulations or the enforcement thereof, which could result in additional development costs and/or the loss of customers and revenue.

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

At December 31, 2020, we had net operating loss (“NOL”) carryforwards of approximately $5,310,000 available for federal income tax purposes, and of approximately $16,051,000 available for state income tax purposes. There can be no assurance that we will ever be able to realize the benefit of some or all of the federal and state loss carryforwards due to continued operating losses. We performed an analysis as of December 31, 2020 to determine the limitations on our ability to utilize our NOL carryforwards under Section 382 of the Internal Revenue Code of 1986, as amended (“IRC”) resulting from any changes in ownership. This analysis indicates that an ownership change occurred on June 9, 2020 that would limit the use of approximately $61,965,000 of NOLs. Under IRC Section 382 and similar state provisions, ownership changes will limit the annual utilization of net operating loss carryforwards existing prior to a change in control that are available to offset future taxable income. Such limitations have reduced our gross deferred tax assets related to the NOL carryforwards by approximately $11,021,000. We have established a full valuation allowance for substantially all deferred tax assets, including the NOL carryforwards, since we could not conclude that it was more likely than not that we would be able to generate future taxable income to realize these assets.

The Merger will likely result in an ownership change for purposes of Section 382, but no formal analysis has been or is expected to be undertaken in this regard.

Risks Relating to the Market for NTN Common Stock

Our common stock could be delisted or suspended from trading on the NYSE American if we do not regain compliance with continued listing criteria with which we are currently not compliant or if we fail to meet any other continued listing criteria.

In March 2020, we received a letter from NYSE Regulation Inc. stating that we are not in compliance with Section 1003(a)(iii) of the NYSE American Company Guide because we reported stockholders’ equity of less than $6 million as of December 31, 2019 and had net losses in five of our most recent fiscal years ended December 31, 2019. Our stockholders’ equity was $5.1 million as of December 31, 2019. On June 11, 2020, NYSE Regulation notified us that we are not in compliance with Section 1003(a)(ii) of the NYSE American Company Guide because we reported stockholders’ equity of less than $4.0 million as of March 31, 2020 and had net losses in five of our most recent fiscal years ended December 31, 2019.

On June 11, 2020, NYSE Regulation notified us that it has accepted our plan to regain compliance with Section 1003(a)(iii) of the NYSE American Company Guide and granted us a plan period through September 27, 2021 to regain compliance.

On August 12, 2020, NYSE Regulation notified us that we are not in compliance with Section 1003(a)(i) of the NYSE American Company Guide because we reported stockholders’ equity of less than $2.0 million as of June 30, 2020 and had net losses in five of our most recent fiscal years ended December 31, 2019. We continue to be subject to the procedures and requirements of Section 1009 of the NYSE American Company Guide.

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

We can give no assurances that we will be able to address our non-compliance with the NYSE American continued listing standards or, even if we do, that we will be able to maintain the listing of our common stock on the NYSE American. Our common stock could be delisted because we do not make progress consistent with our plan during the plan period, because we do not regain compliance by September 27, 2021, or because we become out of compliance with other NYSE American listing standards. In addition, we may determine to pursue business opportunities that reduces our stockholders’ equity below the level required to maintain compliance with NYSE American continued listing standards. The delisting of our common stock for whatever reason could, among other things, substantially impair our ability to raise additional capital; result in a loss of institutional investor interest and fewer financing opportunities for us; and/or result in potential breaches of representations or covenants in agreements pursuant to which we made representations or covenants relating to our compliance with applicable listing requirements. Claims related to any such breaches, with or without merit, could result in costly litigation, significant liabilities and diversion of our management’s time and attention and could have a material adverse effect on our financial condition, business and results of operations. In addition, the delisting of our common stock for whatever reason may materially impair our stockholders’ ability to buy and sell shares of our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. See also “If our common stock were delisted and determined to be a ‘penny stock,’ a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock in the secondary market,” below.

The initial listing application to be filed with the NYSE American in connection with the Merger in order to continue the listing of the shares of common stock of the combined company on the NYSE American may not be approved if the combined company does not meet the initial listing standards.

In order to continue the listing of the shares of common stock of the combined company on the NYSE American following the closing of the Merger, the combined company must meet the NYSE American’s initial listing standards and the NYSE American must approve an initial listing application that NTN filed with the NYSE American in early March 2021. Although no assurances can be given that the combined company will meet such initial listing standards or that the NYSE American will approve such application, assuming that the reverse stock split proposal being submitted to NTN’s stockholders at the special meeting is approved, NTN and Brooklyn expect that the combined company will meet the initial listing standard of the NYSE American that requires that: (1) the stockholders’ equity of the combined company be at least $4.0 million; (2) the combined company have a minimum of 800 public shareholders and a minimum of 500,000 shares in the public distribution, or a minimum of 400 public shareholders and a minimum of 1,000,000 shares in the public distribution; (3) the minimum price of the common stock of the combined company be at least $3.00 per share; and (4) the minimum market value of publicly held shares be at least $15.0 million. For purposes of the foregoing, “public shareholders” means the stockholders of the combined company other than its officers, directors, controlling stockholders and other concentrated (i.e. 10% or greater) stockholders and their respective affiliates, and “public distribution” and “publicly held shares” means the outstanding shares of common stock of the combined company held by public shareholders. If the reverse stock split proposal is not approved by NTN stockholders, the combined company may not meet the requirement that the minimum price of the common stock of the combined company be at least $3.00 per share. If that requirement or any other initial listing standard requirement is not met, the NYSE American will not approve the initial listing application and the shares of common stock of the combined company will not be listed on the NYSE American following the closing of the Merger. If Brooklyn waives the conditions to closing the Merger relating to the continued listing of the common stock on the NYSE American and the Merger closes, the shares of the combined company would not be listed on a national securities exchange immediately following the closing of the Merger, which could have a material adverse effect on the combined company and its stockholders. See “If the NYSE American does not approve the initial listing application to be filed with it in connection with the Merger, the Merger may not close, but if Brooklyn waives this closing condition and the Merger does close, the failure of the common stock of the combined company to be listed on a national securities exchange could have a material adverse effect on the combined company and its stockholders,” and “If our common stock were delisted and determined to be a ‘penny stock,’ a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock in the secondary market,” below.

If the NYSE American does not approve the initial listing application to be filed with it in connection with the Merger, the Merger may not close, but if Brooklyn waives this closing condition and the Merger does close, the failure of the common stock of the combined company to be listed on a national securities exchange could have a material adverse effect on the combined company and its stockholders.

Conditions to closing the Merger include that NTN’s common stock continue to be traded on the NYSE American until the effective time of the Merger, the NTN common stock to be issued in the Merger be approved for listing (subject to official notice of issuance) on the NYSE American as of the effective time of the Merger, and the NTN common stock will continue to trade on the NYSE American after the effective time of the Merger. Brooklyn could waive the satisfaction of any of the foregoing closing conditions, but there can be no assurance that Brooklyn will do so. If Brooklyn waives any of those closing conditions that are not satisfied at the closing and the Merger closes, the common stock of the combined company would be expected to trade on an over-the-counter market, which could, among other things, substantially impair the ability of the combined company to raise additional capital, result in a loss of institutional investor interest and fewer financing opportunities for the combined company, materially impair the ability of stockholders to buy and sell shares of the common stock of the combined company, and could have an adverse effect on the market price of, and the efficiency of the trading market for, the common stock of the combined company. See also “If our common stock were delisted and determined to be a ‘penny stock,’ a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock in the secondary market,” below.

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

The market price for our common stock historically has been highly volatile, and the market for our common stock has from time to time experienced significant price and volume fluctuations, based both on our operating performance and for reasons that appear to us unrelated to our operating performance. Our stock is also thinly traded, which can affect market volatility, which could significantly affect the market price of our common stock without regard to our operating performance. In addition, the market price of our common stock may fluctuate significantly in response to several factors, including:

●	the level of our financial resources;

●	announcements of entry into or consummation of a financing;

●	announcements of new products or technologies, commercial relationships or other events by us or our competitors;

●	announcements of difficulties or delays in entering into commercial relationships with our customers;

●	changes in securities analysts’ estimates of our financial performance or deviations in our business and the trading price of our common stock from the estimates of securities analysts;

●	fluctuations in stock market prices and trading volumes of similar companies;

●	sales of large blocks of our common stock, including sales by significant stockholders, our executive officers or our directors or pursuant to shelf or resale registration statements that register shares of our common stock that may be sold by us or certain of our current or future stockholders;

●	discussion of us or our stock price by the financial press and in online investor communities;

●	failure to obtain compliance with any of the NYSE American continued listing standards;

●	commencement of delisting proceedings by NYSE Regulation; and

●	additions or departures of key personnel.

The realization of any of the foregoing could have a dramatic and adverse impact on the market price of our common stock.

Future sales of substantial amounts of our common stock in the public market or the anticipation of such sales could have a material adverse effect on then-prevailing market prices.

As of March 9, 2021, there were approximately (1) 26,000 shares of common stock reserved for issuance upon the exercise of outstanding stock options at exercise prices ranging from $2.43 to $27.50 per share, (2) 75,000 shares of common stock reserved for issuance upon the settlement of outstanding restricted stock units, and (3) 156,112 shares of our Series A Convertible Preferred Stock outstanding which, based on their conversion price as of March 9, 2021, would convert into approximately 84,000 shares of common stock. Registration statements registering the shares of common stock underlying the outstanding options and restricted stock units are currently effective. Generally, the shares of common stock issuable upon conversion of the Series A Convertible Preferred Stock, which the holders may do at any time, may be sold under Rule 144 of the Securities Act of 1933. Accordingly, a significant number of shares of our common stock could be sold at any time. Depending upon market liquidity at the time our common stock is resold by the holders thereof, such resales could cause the trading price of our common stock to decline. In addition, the sale of a substantial number of shares of our common stock, or anticipation of such sales, could make it more difficult for us to obtain future financing. To the extent the trading price of our common stock at the time any of our outstanding options are exercised exceeds their exercise price or at the time any of our outstanding shares of Series A Convertible Preferred Stock are converted exceeds their conversion price, such exercise or conversion will have a dilutive effect on our stockholders.

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

Over the past few years we have raised capital through the sale of our equity securities. In the past, most recently in June 2018, we raised capital through equity offerings conducted under a “shelf” Form S-3 registration statement. Using a shelf registration statement on to raise capital generally takes less time and is less expensive than other means, such as conducting an offering under a Form S-1 registration statement. However, our ability to raise capital using a shelf registration statement may be limited by, among other things, SEC rules and regulations. Under SEC rules and regulations, we must meet certain requirements to use a Form S-3 registration statement to raise capital without restriction as to the amount of the market value of securities sold thereunder. One such requirement is that we periodically evaluate the market value of our outstanding shares of common stock held by non-affiliates, or public float, and if, at an evaluation date, our public float is less than $75.0 million, then the aggregate market value of securities sold by us or on our behalf under the Form S-3 in any 12-month period is limited to an aggregate of one-third of our public float. Based on the closing price of our common stock on March 9, 2021, the highest closing price of our common stock within the past 60 days, our public float is approximately $17.7 million and therefore we are currently subject to the one-third of our public float limitation. Assuming our public float remains the same amount the next time we must evaluate it, we will only be able to sell up to approximately $5.9 million if we seek to use a shelf registration statement. If our ability to use a shelf registration statement for a primary offering of our securities is limited to one-third of our public float, we may conduct such an offering pursuant to an exemption from registration under the Securities Act or under a Form S-1 registration statement, and we would expect either alternative to increase the cost of raising additional capital relative to utilizing a Form S-3 registration statement.

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

Our amended and restated bylaws, as amended, designates the state courts of the State of Delaware (or, if no such state court has jurisdiction, the federal district court for the District of Delaware) as the sole and exclusive forum for certain types of actions that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or with our directors, our officers or other employees, or our majority stockholder.

Section 8.12 of our amended and restated bylaws, as amended, provides that, unless we consent in writing to the selection of an alternative forum, the state courts of the State of Delaware (or, if no such state court has jurisdiction, the federal district court for the District of Delaware) shall be the sole and exclusive forum for (A) any derivative action or proceeding brought on behalf of NTN, (B) any action asserting a claim of breach of a fiduciary duty owed by any director or officer or stockholder of NTN to NTN or its stockholders, (C) any action asserting a claim against NTN or any director or officer or stockholder of NTN arising pursuant to any provision of the Delaware General Corporation Law (the “DGCL”) or NTN’s restated certificate of incorporation or amended and restated bylaws, or (D) any action asserting a claim against NTN or any director or officer or stockholder of NTN governed by the internal affairs doctrine.

Section 8.12 of NTN’s amended and restated bylaws, as amended, also provides that if any provision of Section 8.12 is held to be invalid, illegal or unenforceable as applied to any person or entity or circumstance for any reason whatsoever, then, to the fullest extent permitted by law, the validity, legality and enforceability of such provision in any other circumstance and of the remaining provisions of this Section 8.12 (including, without limitation, each portion of any sentence of Section 8.12 containing any such provision held to be invalid, illegal or unenforceable that is not itself held to be invalid, illegal or unenforceable) and the application of such provision to other persons or entities or circumstances shall not in any way be affected or impaired thereby.

Section 8.12 may limit a stockholder’s ability to bring a claim in a judicial forum that it finds more favorable for disputes with us or with our directors, our officers or other employees, or our other stockholders, which may discourage such lawsuits against us and such other persons.

Section 8.12 is intended to apply to the fullest extent permitted by law to the types of actions specified therein, including, to the extent permitted by the federal securities laws, to lawsuits asserting both the claims specified in Section 8.12 and claims under the federal securities laws. Application of the choice of forum provision in Section 8.12 may be limited in some instances by applicable law. Section 27 of the Exchange Act, creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, Section 8.12 will not apply to actions arising under the Exchange Act or the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder, subject to a limited exception for certain “covered class actions.” The enforceability of choice of forum provisions in other companies’ charter documents similar to Section 8.12 has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against NTN, a future court could find the choice of forum provisions contained in Section 8.12 to be inapplicable or unenforceable in such action. If a court were to find the choice of forum provision contained in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

ITEM 1B. Unresolved Staff Comments

We do not have any unresolved comments issued by the SEC Staff.

ITEM 2. Properties

We lease approximately 7,500 square feet of warehouse space in Hilliard, Ohio for equipment storage. The term of that lease expires in October 2021. We believe that this leased property meets our current needs.

In June 2020, as part of our efforts to reduce our operating expenses and preserve capital as we continued to seek to mitigate the substantial negative impact of the pandemic on our business, we terminated the lease for our former corporate headquarters in Carlsbad, California. When we entered into the lease, we had approximately 86 full-time employees. When we terminated the lease, we had reduced our headcount to 18 employees, all of whom were working remotely. Currently, all of our employees continue to work remotely.

ITEM 3. Legal Proceedings

From time to time, we become subject to legal proceedings and claims, both asserted and unasserted, that arise in the ordinary course of business. Litigation in general, and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict. An unfavorable resolution of one or more legal proceedings could materially adversely affect our business, results of operations, or financial condition. In addition, defending any claim requires resources, including cash to pay legal fees and expenses, and our limited financial resources could severely impact our ability to defend any such claim. We are not currently subject to any pending material legal proceedings, except as described below.

We and our directors were named as defendants in ten substantially similar actions brought by purported stockholders of ours arising out of the Merger: Henson v. NTN Buzztime, Inc., No. 1:20-cv-08663-LGS (S.D.N.Y. filed Oct. 16, 2020); Monsour v. NTN Buzztime, Inc., No. 1:20-cv-08755-LGS (S.D.N.Y. filed Oct. 20, 2020); Amanfo v. NTN Buzztime, Inc., No. 1:20-cv-08747-LGS (S.D.N.Y. filed Oct. 20, 2020); Carlson v. NTN Buzztime, Inc., No. 1:21-cv-00047-LGS (S.D.N.Y. filed Jan. 4, 2021); Finger v. NTN Buzztime, Inc., No. 1:21-cv-00728-LGS (S.D.N.Y. filed Jan. 26, 2021); Falikman v. NTN Buzztime, Inc., No. 1:20-cv-05106-EK-SJB (E.D.N.Y. filed Oct. 23, 2020); Haas v. NTN Buzztime, Inc., No. 3:20-cv-02123-BAS-JLB (S.D. Cal. Oct. 29, 2020); Gallo v. NTN Buzztime, Inc., No. 3:21-cv-00157-WQH-AGS (S.D. Cal. filed Jan. 28, 2021); Chinta v. NTN Buzztime, Inc., No. 1:20-cv-01401-CFC (D. Del. filed Oct. 16, 2020); and Nicosia v. NTN Buzztime, Inc., No. 1:21-cv-00125-CFC (D. Del. filed Jan. 30, 2021 ) (collectively, the “Stockholder Actions”). Brooklyn also was named as a defendant in two of the actions (Chinta and Nicosia). The Stockholder Actions assert claims asserting violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder. Henson and Monsour assert additional claims for breach of fiduciary duty. The complaints allege that defendants failed to disclose allegedly material information in the Form S-4 Registration Statement filed with the SEC on October 2, 2020, including (1) certain details regarding any projections or forecasts we or Brooklyn may have made, and the analyses performed by our financial advisor, Newbridge Securities Corporation; (2) conflicts concerning the sales process; and (3) disclosures regarding whether or not we entered into any confidentiality agreements with standstill and/or “don’t ask, don’t waive” provisions. The complaints allege that these purported failures to disclose rendered the Form S-4 false and misleading. The complaints request a preliminary and permanent injunction of the Merger; rescission of the Merger if executed and/or rescissory damages in unspecified amounts; direction to the individual directors to disseminate a compliant Registration Statement; an accounting by us for all alleged damages suffered; a declaration that certain federal securities laws have been violated; and costs, including attorneys’ and expert fees and expenses. Process was served in Henson, Chinta, Amanfo, Falikman, Carlson and Gallo, but not in any of the other Stockholder Actions. Although plaintiffs request injunctive relief in their complaints, they have not filed motions for such relief.

We and our directors deny any wrongdoing or liability with respect to the allegations and claims asserted, or which could have been asserted, in the Stockholder Actions, as we believe the disclosures set forth in the Form S-4 complied fully with applicable law. Nevertheless, in order to avoid nuisance, potential expense and delay, and to provide additional information to the our stockholders, we determined to voluntarily supplement the Form S-4 with further disclosures (the “Supplemental Disclosures”) on Form 8-K, which we filed with the SEC on February 26, 2021. These Supplemental Disclosures discussed, inter alia, (1) certain details regarding any projections or forecasts we or Brooklyn may have made, and the analyses performed by our financial advisor, Newbridge Securities Corporation; and (2) information regarding whether or not we entered into any confidentiality agreements with standstill and/or “don’t ask, don’t waive” provisions. We believe that as a consequence of the issuance of the Supplemental Disclosures all claims asserted in the Stockholder Actions have been rendered moot, and have requested that all plaintiffs in the Stockholder Actions dismiss their claims voluntarily (or immediately inform us if they are not willing to do so). Since the issuance of the Supplemental Disclosures, the plaintiffs in Henson, Chinta, Monsour, Amanfo, Carlson and Nicosia have voluntarily dismissed their cases. We expect the plaintiffs in the other Stockholder Actions to do the same. On March 2, 2021, the court in Haas issued an order to show cause why the case should not be dismissed for failure to prosecute. Plaintiffs in the Stockholder Actions reserve the right to seek payment by us to their attorneys of a “mootness fee” in an amount yet to be determined in connection with the issuance of the Supplemental Disclosures.

On March 5, 2021, we and our directors were named as defendants in a putative class action brought by a purported stockholder in the Court of Chancery of the State of Delaware, entitled Carlson v. NTN Buzztime, Inc., Case No. 2021-0193- (Del. Ch. filed Mar. 5, 2021). The action asserts claims for violations of Section 211(c) of the Delaware General Corporation Law and our bylaws (and a concomitant breach of fiduciary duty), alleging that we failed to conduct an annual meeting of stockholders within thirteen months of the previous annual meeting of stockholders, which took place on June 7, 2019.  Plaintiff is requesting certification of a class, declaratory relief, injunctive relief to compel an annual meeting of stockholders, and fees and costs.  The complaint does not yet appear to have been served upon any of the defendants.  We expect this action will be rendered moot upon our holding of our special meeting of stockholders on March 15, 2021.

ITEM 4. Mine Safety Disclosures

Not Applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NYSE American under the symbol “NTN.”

On March 9, 2021, the closing price for our common stock as reported on the NYSE American was $3.47 and there were approximately 283 stockholders of record. The number of stockholders of record is based upon the actual number of holders registered on our books at such date. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.

We have 156,112 shares of Series A Preferred Stock issued and outstanding. The Series A Preferred Stock provides for a cumulative annual dividend of 10 cents per share, payable in semi-annual installments in June and December. Dividends may be paid in cash or in shares of our common stock. In 2020, we paid approximately $16,000 in cash dividends to the holders of our Series A Preferred Stock. We expect to pay the dividends on our Series A Preferred Stock in accordance with its terms, though we may elect to pay the dividend in shares of our common stock in the future.

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

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the accompanying audited consolidated financial statements and notes, included in Item 8 of this report, to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. You should also see the section entitled “Forward-Looking Statements” at the beginning of this report. Our MD&A is organized as follows:

●	Overview. This section provides a general description of our business.

●	Results of Operations. This section provides an analysis of our results of operations presented in the accompanying consolidated statements of operations by comparing the results for our two most recent completed fiscal years.

●	Liquidity and Capital Resources. This section provides an analysis of our historical cash flows, as well as our future capital requirements.

●	Off-Balance Sheet Arrangements. This section provides information related to any off-balance sheet arrangement we may have that would affect our consolidated finance statements.

●	Critical Accounting Policies and Estimates. This section provides a listing of our significant accounting policies, including any material changes in our critical accounting policies, estimates and judgments during the year ended December 31, 2020 from those described in the MD&A section of our Annual Report on Form 10-K for the year ended December 31, 2019.

●	Recent Accounting Pronouncements. This section provides information related to new or updated accounting guidance that may impact our consolidated financial statements.

Overview

We deliver interactive entertainment and innovative technology to our partners in a wide range of verticals – from bars and restaurants to casinos and senior living centers. By enhancing the overall guest experience, we believe we help our hospitality partners acquire, engage, and retain patrons.

Through social fun and friendly competition, our platform creates bonds between our hospitality partners and their patrons, and between patrons themselves. We believe this unique experience increases dwell time, revenue, and repeat business for venues – and has also created a large and engaged audience which we connect with through our in-venue TV network. Until the significant disruptions to the restaurant and bar industry resulting from the COVID-19 pandemic, or the pandemic, that began in March 2020, over 1 million hours of trivia, card, sports and arcade games were played on our network each month. Since March 2020, approximately 100,000 hours per month of such games have been played on our network each month.

As mentioned below, we will be holding our special meeting of stockholders to consider the Merger (as defined below), the Asset Sale (as defined below) and related proposals on March 15, 2021 at 9:00 a.m., Pacific Time, unless postponed or adjourned to a later date or time. We are focused on managing our operating expenses and maintaining our operations through consummation of the Merger and Asset Sale. There can be no assurance that we will be successful in completing the Merger or the Asset Sale or managing our operating expenses or maintaining our operations through consummation of the Merger and Asset Sale. As a result of the impact of the pandemic on our business and taking into account our current financial condition and our existing sources of projected revenue and our projected subscription revenue, advertising revenue and cash flows from operations, we believe we will have sufficient cash resources to pay forecasted cash outlays only through mid-March 2021, assuming we are able to continue to successfully manage our working capital deficit by managing the timing of payments to our vendors and other third parties. We expect that the earliest the Asset Sale and the Merger could be completed is during the week of March 15, 2021. If the completion of the Asset Sale and the Merger is delayed beyond that week, we will need to raise additional capital to maintain operations through the completion of the Asset Sale and the Merger, and we currently have no arrangements for such capital. If we do not complete the Merger for any reason, we would likely be required to dissolve and liquidate our assets, and we would be required to pay all our debts and contractual obligations and set aside certain reserves for potential future claims. In such event, our investors may lose their entire investment. While we could attempt to complete another strategic transaction like the Merger or to raise additional capital through equity financings and/or alternative sources of debt to allow us to continue as a going concern, based on the strategic process conducted to date, we do not believe that we would be able to identify and complete another reverse merger or consummate a financing to obtain sufficient additional financial resources when needed, on acceptable terms, or at all.

Proposed Merger with Brooklyn

On August 12, 2020, we entered into an agreement and plan of merger and reorganization (the “Merger Agreement”) with Brooklyn Immunotherapeutics LLC (“Brooklyn”), a privately-held, biopharmaceutical company focused on exploring the role that cytokine-based therapy can have in treating patients with cancer. Pursuant to the Merger Agreement, subject to the satisfaction or waiver of the conditions set forth in the agreement, BIT Merger Sub, Inc., our wholly-owned subsidiary formed solely for purposes of carrying out the merger, will merge with and into Brooklyn, with Brooklyn surviving the merger as a wholly-owned subsidiary of our company and Brooklyn’s members receiving newly issued shares of our common stock in exchange for their ownership interests in Brooklyn (the “Merger”). The Merger, if completed, will result in a change in control of NTN as described below. If the Merger is completed, NTN expects to change its name to Brooklyn ImmunoTherapeutics, Inc. and the combined company will focus on Brooklyn’s business of exploring the role that cytokine-based therapy can have on the immune system in treating patients with cancer. Upon completion of the Merger, the board of directors of the combined company is expected to consist entirely of individuals designated by Brooklyn and the officers of the combined company are expected to be members of Brooklyn’s current management team.

If the Merger is completed, at the effective time of the Merger, Brooklyn’s members will exchange their equity interests in Brooklyn for shares of NTN common stock representing between approximately 94.08% and 96.74% of the outstanding common stock of NTN immediately following the effective time of the Merger on a fully diluted basis (less a portion of such shares which will be allocated to Brooklyn’s banker, Maxim, in respect of the success fee owed to it by Brooklyn), and NTN’s stockholders as of immediately prior to the effective time, will own between approximately 5.92% and 3.26% of the outstanding common stock of NTN immediately after the effective time of the Merger on a fully diluted basis. The exact number of shares to be issued in the Merger will be determined pursuant to a formula in the Merger Agreement that takes into account the amount of Brooklyn’s cash and cash equivalents as of the closing of the Merger and the amount by which NTN’s net cash is less than zero at the closing.

See the section titled “Business” in Item 1 of Part I this report for additional information about the Merger Agreement and Merger.

Proposed Asset Sale to eGames.com

When NTN announced the signing of the Merger Agreement, NTN also announced that it was continuing to explore the sale of substantially all of the assets relating to its current business to provide additional capital and allow the combined company following the closing of the Merger, if it closes, to be in a position to focus exclusively on Brooklyn’s business.

On September 18, 2020, NTN and eGames.com Holdings LLC (“eGames.com”) entered into an asset purchase agreement (as amended from time to time, the “APA”) pursuant to which, subject to the terms and conditions thereof, NTN will sell and assign (the “Asset Sale”) all of its right, title and interest in and to the assets relating to its current business (the “Purchased Assets”) to eGames.com. The Purchased Assets comprise substantially all of NTN’s assets. At the closing of the Asset Sale, in addition to assuming specified liabilities of NTN, eGames.com will pay NTN $2.0 million in cash. In connection with entering into the APA, the sole owner of eGames.com absolutely, unconditionally and irrevocably guaranteed to NTN the full and prompt payment when due of any and all amounts, from time to time, payable by eGames.com under the APA.

In connection with entering into the APA, Fertilemind Management, LLC, an affiliate of eGames.com (“Fertilemind”), on behalf of eGames.com, made a $1.0 million bridge loan to NTN. On November 19, 2020, NTN, eGames.com and Fertilemind entered into an omnibus amendment and agreement pursuant to which, among other things, eGames.com agreed to provide, or cause Fertilemind, on behalf of eGames.com, to provide, an additional $0.5 million bridge loan to NTN on December 1, 2020, and the parties agreed to increase the interest rate on the $1.0 million bridge loan Fertilemind made to NTN in September 2020 from 8% to 10% effective December 1, 2020. Fertilemind provided the $0.5 million bridge loan to NTN on December 1, 2020. On January 12, 2021, NTN, eGames.com and Fertilemind entered into a second omnibus amendment and agreement pursuant to which, among other things, eGames.com agreed to provide, or cause Fertilemind, on behalf of eGames.com, to provide an additional $0.2 million bridge loan to NTN on January 12, 2021. Fertilemind provided the $0.2 million bridge loan to NTN on January 12, 2021. The principal and accrued interest of each of the loans provided by Fertilemind to NTN will be applied toward the $2.0 million purchase price at the closing of the Asset Sale.

See the section titled “Business” in Item 1 of Part I this report for additional information about the APA and Asset Sale.

Recent Developments

The negative impact of the COVID-19 pandemic on the restaurant and bar industry was abrupt and substantial, and our business, cash flows from operations and liquidity suffered, and continues to suffer, materially as a result. In many jurisdictions, including those in which we have many customers and prospective customers, restaurants and bars were ordered by the government to shut-down or close all on-site dining operations in the latter half of March 2020. Since then, governmental orders and restrictions impacting restaurants and bars in certain jurisdictions were eased or lifted as the number of COVID-19 cases decreased or plateaued, but as jurisdictions began experiencing a resurgence in COVID-19 cases, many jurisdictions reinstated such orders and restrictions, including mandating the shut-down of bars and the closing of all on-site dining operations of restaurants. We have experienced material decreases in subscription revenue, advertising revenue and cash flows from operations, which we expect to continue for at least as long as the restaurant and bar industry continues to be negatively impacted by the COVID-19 pandemic, and which may continue thereafter if restaurants and bars seek to reduce their operating costs or are unable to re-open even if restrictions within their jurisdictions are eased or lifted. For example, at its peak, approximately 70% of our customers had their subscriptions to our services temporarily suspended. As of March 9, 2021, approximately 11% of our customers remain on subscription suspensions.

In response to the impact of the pandemic on our business, we implemented measures to reduce our operating expenses and preserve capital, and we may implement additional measures in the future.

●	We reduced our headcount (as of March 9, 2021, we had 22 employees, compared to 74 at December 31, 2019).

●	Our chief executive officer agreed to defer payment of 45% of his base salary between May 1, 2020 and October 31, 2020 until the earlier of October 31, 2020 or such time as our board of directors determines in good faith that we are in the financial position to pay his accumulated deferred salary. All such deferred base salary payments were made by November 6, 2020.

●	We terminated the lease for our corporate headquarters, resulting in a reduction in our future cash obligations under the lease by approximately $3.4 million (see Note 16 to our audited consolidated financial statements included herein).

●	We substantially eliminated all capital projects and are aggressively managing our expenditures to limit further cash outlays and manage our working capital.

In April 2020, we received a loan of approximately $1,625,000 under the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act administered by the U.S. Small Business Administration. The loan matures on April 18, 2022 and bears interest at a rate of 1.0% per annum. We began making monthly interest only payments in November 2020. One final payment of all unforgiven principal plus any accrued unpaid interest is due at maturity. In November 2020, we were informed by our lender that the U.S Small Business Administration approved the forgiveness of approximately $1,093,000 of the $1,625,000 loan, leaving a principal balance of approximately $532,000. For additional information, see the section entitled “Liquidity and Capital Resources—Paycheck Protection Program Loan,” below.

All amounts outstanding under our term loan we entered into with Avidbank in September 2018 were paid in full on December 31, 2020 and we have no further obligations to Avidbank.

In January 2020, we sold all of our assets used to conduct the live hosted knowledge-based trivia events known as Stump! Trivia and OpinioNation for approximately $1.4 million in cash.

Results of Operations

We generated a net loss of $4,415,000 for the year ended December 31, 2020, compared to a net loss of $2,047,000 for the year ended December 31, 2019.

Revenue

We generate revenue by charging subscription fees to our partners for access to our 24/7 trivia network, by selling and leasing tablet and hardware equipment for custom usage beyond trivia/entertainment, by selling digital-out-of-home (DOOH) advertising direct to advertisers and on national ad exchanges, by licensing our entertainment and trivia content to other parties, and by providing professional services such as custom game design or development of new platforms on our existing tablet form factor. Until February 1, 2020, we also generated revenue from hosting live trivia events. We sold all our assets used to host live trivia events in January 2020. (See Note 4 to the consolidated financial statements included in this report.) The table below summarizes the type of revenue we generated for the years ended December 31, 2020 and 2019:

	Years ended December 31,
	2020		2019
	$	% of Total Revenue	$	% of Total Revenue	Change $	% Change
Subscription revenue	4,882,000	84.2%	14,278,000	72.1%	(9,396,000)	(65.8%)
Hardware revenue	426,000	7.3%	2,350,000	11.9%	(1,924,000)	(81.9%)
Other revenue	492,000	8.5%	3,178,000	16.0%	(2,686,000)	(84.5%)
Total	5,800,000	100.0%	19,806,000	100.0%	(14,006,000)	(70.7%)

Subscription Revenue

The decrease in subscription revenue for the year ended December 31, 2020 was due to lower average site count, lower average revenue per site and the impact of the COVD-19 pandemic on our business when compared to 2019. We previously reported that our subscription revenue would materially decrease beginning in the first quarter of 2020 if we did not add network subscribers or other revenue sources sufficient to replace the revenue historically received from Buffalo Wild Wings corporate-owned restaurants and its franchisees, after our existing relationships with BWW terminated in November 2019. To date, we have not offset the lost subscription revenue from Buffalo Wild Wings corporate-owned restaurants and its franchisees, and, in light of the substantial negative impact the pandemic has had, continues to have and is expected to continue to have, on the restaurant and bar industry and on our business, and taking into account the measures we implemented in response to the impact of the pandemic on our business to reduce operating expenses and preserve capital, including reducing our headcount and sales and marketing team, we do not expect that will be able to do so in the foreseeable future.

Although shelter-in-place orders and governmental orders and restrictions on the operations of restaurants and bars to shut have been lifted or reduced for many of our customers, our subscription revenue suffered during 2020 and we expect that it will continue to suffer as a result of the pandemic, including because we expect governmental orders and restrictions impacting restaurants and bars will remain in effect or be reinstated in response to resurgences in COVID-19 cases. See “Item 1A. Risk Factors” of this report for additional information regarding the impact of the pandemic on our business and outlook.

ASC No. 606 specifies certain criteria that an arrangement with a customer must have in order for a contract to exist for purposes of revenue recognition, one of which is that it must be probable that we will collect the consideration to which we will be entitled under the contract. As a result of the impact that the pandemic has had, and continues to have, on our customers, we determined that due to the uncertainty of collectability of the subscription fees for certain customers, our arrangement with those customers no longer meets all the criteria needed for a contract to exist for revenue recognition purposes. Therefore, we did not recognize revenue for these customers and fully reserved for accounts receivable in the allowance for doubtful accounts. We only recognize revenue for the arrangements that continued to meet the contract criteria, including the criteria that collectability was probable. The table below provides a geographic breakdown of our site count as of the date indicated:

	Network Subscribers as of December 31,
	2020	2019
United States	941	1,318
Canada	95	122
Total	1,036	1,440

Hardware Revenue

The decrease in hardware revenue for the year ended December 31, 2020 was due to decreased sales-type lease arrangements as well as a reduction in hardware sales to our jail services partner when compared to 2019. As previously reported, in September 2020, we entered into an agreement with our jail service partner to terminate our existing contract and cancel the remaining tablets to be delivered under our contract. We do not expect to recognize material hardware revenue in the future.

Other Revenue

The decrease in other revenue for the year ended December 31, 2020 was primarily due to a decrease in revenue from our live-hosted trivia events when compared to 2019 as a result of the sale in January 2020 of all our assets used to conduct such events. We do not expect to recognize revenue from live-hosted trivia events in the future.

We also recognized less license revenue and advertising revenue during the year ended December 31, 2020 when compared to 2019. We expect our advertising revenue will continue to be materially adversely impacted because of a decrease in advertising sales arising from a slowdown in consumer traffic in the restaurant and bars that subscribe to our service as a result of the COVID-19 pandemic.

Direct Costs and Gross Margin

The following table compares the direct costs and gross margin for the years ended December 31, 2020 and 2019:

	For the years ended December 31,
	2020	2019	Change
Revenues	$5,800,000	$19,806,000	$(14,006,000)
Direct Costs	2,907,000	7,483,000	(4,576,000)
Gross Margin	$2,893,000	$12,323,000	$(9,430,000)

Gross Margin Percentage	49.9%	62.2%

For the year ended December 31, 2020, the decrease in direct costs was primarily due to decreased (1) direct wages of approximately $1,133,000 as a result of no longer providing live-hosted trivia events after January 2020; (2) equipment expense of approximately $1,545,000 due primarily to a reduction in hardware revenue as well as a reduction in equipment write-offs of certain older site equipment; (3) depreciation expense of $979,000; (4) service provider and freight expense of approximately $581,000; and (5) other miscellaneous expenses of $338,000, in each case, when compared to 2019.

The decrease in gross margin for the year ended December 31, 2020 was primarily due to the reduction in revenue when compared to the same periods in 2019. Additionally, certain fixed costs, such as direct depreciation and amortization expense, negatively impacted gross margins for the year ended December 31, 2020 when compared to 2019.

Operating Expenses

	For the years ended December 31,
	2020	2019	Change
Selling, general and administrative	$8,091,000	$13,175,000	$(5,084,000)

Impairment of capitalized software	$248,000	$550,000	$(302,000)

Impairment of goodwill	$662,000	$-	$662,000

Depreciation and amortization (non-direct)	$201,000	$360,000	$(159,000)

Selling, General and Administrative Expenses

The decrease in selling, general and administrative expenses for the year ended December 31, 2020 when compared to 2019 was primarily due to decreased (1) payroll and related expense of $4,450,000 as a result of reduced headcount; (2) marketing fees of $732,000 due to managing discretionary spending; (3) lease expense of approximately $245,000 due to terminating our lease and vacating our corporate headquarters in June 2020, and (4) miscellaneous expense of $396,000, in each case, when compared to 2019. These decreases were partially offset by increased transaction-related expenses of $739,000 for the year ended December 31, 2020, consisting primarily of professional financial advisor, legal and accounting fees associated with evaluating strategic opportunities, negotiating the Merger Agreement and the APA and other services related to the proposed Merger and Asset Sale.

Impairment of Capitalized Software

During each of the years ended December 31, 2020 and 2019, we abandoned certain capitalized software development projects that we concluded were no longer a current strategic fit or for which we determined that the marketability of the content had decreased due to obtaining additional information regarding the specific purpose for which the content was intended.

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

During out evaluation of impairment indicators as of March 31, 2020, we determined that the uncertainty relating to the impact of the COVID-19 pandemic on the Reporting Unit’s future operating results represented an indicator of impairment. Accordingly, we compared the estimated fair value of the Reporting Unit to its carrying value at March 31, 2020, determined that a full impairment loss was warranted and recognized an impairment charge of $662,000 for the year ended December 31, 2020, all of which was recorded during the three months ended March 31, 2020. There was no goodwill impairment recorded for the year ended December 31, 2019.

Depreciation and Amortization

The decrease in depreciation and amortization expense for the year ended December 31, 2020 was primarily due to various equipment becoming fully depreciated and not replacing with new assets, and as a result of writing off our leasehold improvement assets when we terminated our lease and vacated our corporate headquarters in June 2020.

Other (Expense) Income, Net

	For the years ended December 31,		Increase in other
	2020	2019	income, net
Interest expense, net	$(138,000)	$(249,000)
Other income (expense), net	2,026,000	(9,000)
Total other income (expense), net	$1,888,000	$(258,000)	$2,146,000

The increase in other income, net for the year ended December 31, 2020 when compared to 2019 was primarily related to (1) a gain of approximately $1,225,000 for the sale of all our assets used to conduct live-hosted trivia events; (2) decreased interest expense of approximately $111,000 due to lower debt balances; and (3) a gain of approximately $1,093,000 related to the forgiveness of the loan we received under the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act administered by the U.S. Small Business Administration (the “CARES Act”). In October 2020, we submitted our loan forgiveness application for our PPP loan, and in November 2020, the lender informed us that the U.S Small Business Administration approved the forgiveness of approximately $1,093,000 of the $1,625,000 loan, leaving a principal balance of approximately $532,000. These increases in other income, net were partially offset by increased losses during the year ended December 31, 2020 of approximately $284,000 related to disposals of assets when we terminated the lease for our corporate headquarters in June 2020 when compared to 2019.

Income Taxes

	For the years ended December 31,
	2020	2019
Benefit (provision) for income taxes	$6,000	$(27,000)

We expect to incur state income tax liability in 2020 related to our U.S. operations. We also expect to incur an income tax liability in 2020 in Canada due to the profitability of our Canadian subsidiary.

Liquidity and Capital Resources

As of December 31, 2020, we had cash, cash equivalents and restricted cash of $777,000 compared to cash, cash equivalents and restricted cash of $3,409,000 as of December 31, 2019. During the year ended December 31, 2020, we incurred a net loss of $4,415,000 compared to a net loss of $2,047,000 for the year ended December 31, 2019.

In connection with preparing our financial statements as of and for the year ended December 31, 2020, our management evaluated whether there are conditions or events, considered in the aggregate, that are known and reasonably knowable that would raise substantial doubt about our ability to continue as a going concern through twelve months after the date that such financial statements are issued.

As discussed in more detail under “Bridge Loans,” below, we have received an aggregate of $1.7 million in principal amount of bridge loans from Fertilemind, an affiliate of eGames.com. The principal amount of these loans and accrued interest thereon will be applied toward the $2.0 million purchase price under the APA. If the Asset Sale does not close, the principal amount of these loans and accrued interest thereon is due and payable upon the earlier of (i) the termination of the APA, (ii) the closing of a Business Combination (as defined in the promissory note evidencing the loan), and (iii) April 30, 2021.

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

As a result of the impact of the pandemic on our business and taking into account our current financial condition and our existing sources of projected revenue and our projected subscription revenue, advertising revenue and cash flows from operations, we believe we will have sufficient cash resources to pay forecasted cash outlays only through mid-March 2021, assuming we are able to continue to successfully manage our working capital deficit by managing the timing of payments to our vendors and other third parties. We expect that the earliest the Asset Sale and the Merger could be completed is during the week of March 15, 2021. If the completion of the Asset Sale and the Merger is delayed beyond that week, we will need to raise additional capital to maintain operations through the completion of the Asset Sale and the Merger, and we currently have no arrangements for such capital.

If we do not complete the Merger for any reason, we would likely be required to dissolve and liquidate our assets, and we would be required to pay all our debts and contractual obligations and set aside certain reserves for potential future claims. In such event, our investors may lose their entire investment. While we could attempt to complete another strategic transaction like the Merger or to raise additional capital through equity financings and/or alternative sources of debt to allow us to continue as a going concern, based on the strategic process conducted to date, we do not believe that we would be able to identify and complete another reverse merger or consummate a financing to obtain sufficient additional financial resources when needed, on acceptable terms, or at all. See “ITEM 1A, Risk Factors—Risk Factors That May Affect Our Business—”Our cash flows from operations and liquidity have been materially adversely affected by the effects of the COVID-19 pandemic. We need to raise capital in the near term and/or complete a strategic transaction, and our inability to do so could result in us pursuing a restructuring, which may include a reorganization or bankruptcy under Federal bankruptcy laws, assignment for the benefit of creditors, or a dissolution, liquidation and/or winding up,” above.

Based on the factors described above, management concluded that there is substantial doubt regarding our ability to continue as a going concern through the twelve month period following the date that our financial statements as of and for the year ended December 31, 2020 are issued. The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to our ability to continue as a going concern.

Avidbank Term Loan

Under a loan and security agreement we entered into with Avidbank in September 2018, or the Original LSA, we borrowed $4,000,000 in the form of a 48-month term loan, all of which we used to pay-off the $4,050,000 of principal borrowed from our then-existing lender. In February 2020, we made a pre-payment on the term loan of approximately $150,000 following the sale in January 2020 of all our assets used to conduct live-hosted trivia events. In March 2020, we entered into an amendment to the Original LSA. We refer to the Original LSA, as amended, as the Avidbank LSA. In connection with entering into the amendment, we made a $433,000 payment on our term loan, which included the $83,333 monthly principal payment for March 2020 plus accrued interest and a $350,000 principal prepayment. All amounts owing under the term loan were paid on December 31, 2020, when the term loan matured, and Avidbank released its security interest in all of our existing personal property.

We incurred approximately $26,000 of debt issuance costs related to the Original LSA and the amendment to the LSA. The debt issuance costs were amortized to interest expense using the effective interest rate method over the life of the loan. The debt issuance costs were fully amortized as of December 31, 2020.

Paycheck Protection Program Loan

In April 2020, we issued a note in the principal amount of approximately $1,625,000 evidencing the loan we received under the PPP that bears interest at a rate of 1.0% per annum. Under the terms of the PPP, certain amounts of the PPP loan may be forgiven if they used for qualifying expenses as described in the CARES Act. In October 2020, we submitted our loan forgiveness application for the PPP loan, and in November 2020, our lender informed us that the U.S Small Business Administration approved the forgiveness of approximately $1,093,000 of the $1,625,000 loan, leaving a principal balance of approximately $532,000. The unforgiven principal balance, plus accrued and unpaid interest, is due at the closing of the Asset Sale, if the Asset Sale occurs, or at the closing of the Merger, if the Merger occurs. If neither the Asset Sale nor the Merger occurs, the unforgiven principal balance, plus accrued and unpaid interest, is due at maturity, April 18, 2022. We began making monthly interest only payments on November 18, 2020. We may prepay the PPP loan at any time with no prepayment penalties. As of December 31, 2020, the outstanding principal balance of the PPP loan was approximately $532,000.

Bridge Loans

In connection with entering into the APA, we issued to Fertilemind an unsecured promissory note (the “First Note”) in the principal amount of $1,000,000, evidencing a $1,000,000 loan received from Fertilemind on behalf of eGames.com. As described below, until December 1, 2020, the principal amount of the First Note accrued interest at the rate of 8% per annum (increasing to 15% per annum upon the occurrence of an event of default), compounded annually. On November 19, 2020, eGames.com agreed to loan, or cause Fertilemind, on behalf of eGames.com, to loan an additional $500,000 to us on December 1, 2020. Upon receipt of such $500,000 loan, on December 1, 2020, we issued a second unsecured promissory note (the “Second Note”) evidencing such loan. In connection with borrowing the additional $500,000 loan, the interest rate of the First Note increased from 8% to 10% beginning on December 1, 2020. On January 12, 2021, eGames.com agreed to loan, or cause Fertilemind, on behalf of eGames.com, to loan an additional $200,000 to us on January 12, 2021. Upon receipt of such $200,000 loan, on January 12, 2021, we issued a third unsecured promissory note (the “Third Note,” and together with the First Note and the Second Note, the “Bridge Notes”) evidencing such loan. The principal amount of the Second Note and the Third Note accrues interest at the rate of 10% per annum (increasing to 15% per annum upon the occurrence of an event of default), compounded annually. The principal amount of the Bridge Notes and accrued interest thereon is due and payable upon the earlier of (i) the termination of the APA, (ii) the closing of a Business Combination (as defined in the Bridge Notes), and (iii) April 30, 2021. Upon the closing of the Asset Sale, the outstanding principal amount of the Bridge Notes and all accrued and unpaid interest thereon will be applied against the purchase price under the APA, and the Bridge Notes will be extinguished. We may use the proceeds under the Bridge Notes for, among other things, the payment of obligations related to the transactions contemplated by the APA and the Merger and other general working capital purposes.

The Bridge Notes include customary events of default, including if any portion of either of the Bridge Notes is not paid when due; if we default in the performance of any other material term, agreement, covenant or condition of either of the Bridge Notes, subject to a cure period; if any final judgment for the payment of money is rendered against us and we do not discharge the same or cause it to be discharged or vacated within 90 days; if we make an assignment for the benefit of creditors, if we generally does not pay its debts as they become due; if a receiver, liquidator or trustee is appointed for us, or if we are adjudicated bankrupt or insolvent. In the event of an event of default, the Bridge Notes will accelerate and become immediately due and payable at the option of the holder.

Working Capital

As of December 31, 2020, we had negative working capital (current liabilities in excess of current assets) of $636,000 compared to negative working capital of $25,000 as of December 31, 2019. The following table shows our change in working capital from December 31, 2019 to December 31, 2020.

Increase (Decrease)
Working capital deficit as of December 31, 2019	$(25,000)
Changes in current assets:
Cash and cash equivalents	(2,432,000)
Accounts receivable, net of allowance	(1,079,000)
Site equipment to be installed	(435,000)
Prepaid expenses and other current assets	(350,000)
Net decrease in current assets	(4,346,000)
Changes in current liabilities:
Accounts payable	(565,000)
Accrued compensation	(524,000)
Accrued expenses	(252,000)
Sales taxes payable	(125,000)
Income taxes payable	6,000
Current portion of obligations under capital leases	(373,000)
Deferred revenue	1,000
Deferred rent	(384,000)
Other current liabilities	(280,000)
Net decrease in current liabilities	(3,735,000)
Net decrease in working capital	(611,000)
Working capital deficit as of December 31, 2020	$(636,000)

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying consolidated statements of cash flows, are summarized as follows:

	For the years ended December 31,
	2020	2019	Change
Cash (used in) provided by:
Operating activities	$(3,894,000)	$2,744,000	$(6,638,000)
Investing activities	960,000	(1,065,000)	2,025,000
Financing activities	291,000	(1,098,000)	1,389,000
Effect of exchange rates	11,000	42,000	(31,000)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(2,632,000)	$623,000	$(3,255,000)

Net cash (used in) provided by operations. The increase in cash used in operating activities was primarily due to an increase in net loss of $5,643,000 after giving effect to adjustments made for non-cash transactions as well as increased cash used for operating assets and liabilities of $995,000 during 2020 compared to 2019.

Our largest use of cash is payroll and related costs. Cash used for payroll and related costs decreased $4,862,000 from $9,296,000 for 2019 to $4,434,000 for 2020, primarily due to reduced headcount.

Our primary source of cash is cash we generate from customers. Cash received from customers decreased $13,041,000 from $19,790,000 for 2019 to $6,749,000 for 2020, primarily related to decreased subscription revenue, hardware revenue and live hosted trivia revenue.

Net cash provided by (used in) investing activities. The $2,025,000 increase in cash provided by investing activities was primarily due to receiving $1,226,000 in net proceeds from the sale of all our assets used to conduct live-hosted trivia events in January 2020 as well as decreased capital expenditures.

Net cash provided by (used in) financing activities. During the year ended December 31, 2020, we received $1,625,000 in proceeds from the PPP loan and $1,500,000 in proceeds from bridge loans received from Fertilemind. There were no similar transactions during 2019. During 2020, we made $1,750,000 more in principal payments on long-term debt and $26,000 less in principal payments on our finance leases when compared to 2019.

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

Site Equipment to be Installed— Site equipment to be installed consists of fixed assets related to our tablet platform that have not yet been placed in service and are stated at cost. Such equipment includes the Classic Playmaker, tablets, other associated electronics and the computers located at customer’s sites. These assets remain in site equipment to be installed until installed at our customer sites, at which point, the cost of the deployed site equipment is reclassified to fixed assets and depreciated over the estimated useful life. We evaluate the recoverability of site equipment to be installed for impairment whenever events or circumstances indicate that the carrying amounts of such assets may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset or asset group to estimated undiscounted future net cash flows expected to be generated. If the carrying amount of the asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. During the year ended December 31, 2020 and 2019, we recognized a loss of approximately $307,000 and $591,000, respectively, for the disposition of site equipment to be installed for which we did not expect to generate future cash flows.

Fixed Assets— Fixed assets are recorded at cost. Equipment under finance leases is recorded at the present value of future minimum lease payments. We evaluate the recoverability of our fixed assets for impairment whenever events or circumstances indicate that the carrying amounts of such assets may not be recoverable. If the carrying amount of the asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. During the year ended December 31, 2020, we recognized a loss of approximately $54,000 of fixed assets related to deployed site equipment in the ordinary course of business. As discussed further in Note 16 to the accompanying financial statements, we our lease for our corporate headquarters and vacated the facility as of June 30, 2020. As a result, during the year ended December 31, 2020, we wrote-off approximately $890,000 of unamortized tenant improvement allowance that is recorded as part of the gain on termination of lease, as well as approximately $87,000 in leasehold improvement assets and $197,000 in furniture and fixtures and our vehicle. During the year ended December 31, 2019, total loss for the disposition of fixed assets was approximately $127,000.

Depreciation of fixed assets is computed using the straight-line method over the estimated useful lives of the assets. Depreciation of leasehold improvements and fixed assets under finance leases is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the lease period.

We incur a relatively significant level of depreciation expense in relation to our operating income. The amount of depreciation expense in any fiscal year is largely related to the equipment located at our customers’ sites. Such equipment is depreciated over one to three years based on the shorter of the contractual finance lease period or the estimated useful life, which considers anticipated technology changes. Machinery and equipment are depreciated over three to five years. If our fixed assets turn out to have longer lives, on average, than estimated, then our depreciation expense would be significantly reduced in those future periods. Conversely, if the fixed assets turn out to have shorter lives, on average, than estimated, then our depreciation expense would be significantly increased in those future periods. As of December 31, 2020, we determined there were no changes to the estimated useful lives for any of our assets.

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

Our goodwill balance of $696,000 as of December 31, 2019 relates to the excess of costs over the fair value of assets we acquired in 2003 related to our Canadian business (the “Reporting Unit”). In our evaluation of impairment indicators as of March 31, 2020, we determined that the uncertainty relating to the impact of the COVID-19 pandemic on the Reporting Unit’s future operating results represented an indicator of impairment. Accordingly, we compared the estimated fair value of the Reporting Unit to its carrying value at March 31, 2020, determined that a full impairment loss was warranted and recognized an impairment charge of $662,000 for the three months ended March 31, 2020. No further evaluations were necessary after March 31, 2020. There was no goodwill impairment recorded for the year ended December 31, 2019.

Revenue Recognition—In accordance with ASC No. 606, Revenue from Contracts with Customers, we recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration we expect to receive in exchange for those goods or services.

We generate revenue by charging subscription fees to partners for access to our 24/7 trivia network, by selling and leasing tablet and hardware equipment for custom usage beyond trivia/entertainment, by selling DOOH advertising direct to advertisers and on national ad exchanges, by licensing our entertainment and trivia content to other entities, and by providing professional services such as custom game design or development of new platforms on our existing tablet form factor. Until February 1, 2020, we also generated revenue from hosting live trivia events. We sold all of our assets used to host live trivia events in January 2020.

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

ASC No. 606 specifies certain criteria that an arrangement with a customer must have in order for a contract to exist for purposes of revenue recognition, one of which is that it must be probable that we will collect the consideration to which we will be entitled under the contract. As a result of the impact that the COVID-19 pandemic has had, and continues to have, on our customers, we determined that due to the uncertainty of collectability of the subscription fees for certain customers, our arrangement with those customers no longer meets all the criteria needed for a contract to exist for revenue recognition purposes. Therefore, we did not recognize revenue for these customers and fully reserved for accounts receivable in the allowance for doubtful accounts. We only recognized revenue for the arrangements that continued to meet the contract criteria, including the criteria that collectability was probable.

Software Development Costs—We capitalize costs related to the development of certain software products in accordance with ASC No. 350. We recognize amortization of costs related to interactive programs on a straight-line basis over the programs’ estimated useful lives, generally two to three years. Amortization expense relating to capitalized software development costs totaled $551,000 and $519,000 for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, approximately $123,000 and $177,000, respectively, of capitalized software costs were not subject to amortization as the development of various software projects was not complete.

We performed our annual review of software development projects for the years ended December 31, 2020 and 2019, and determined to abandon various software development projects that we concluded were no longer a current strategic fit or for which we determined that the marketability of the content had decreased due to obtaining additional information regarding the specific industry for which the content was intended. As a result, for the year ended December 31, 2020 and 2019, we recognized an impairment charge of $248,000 and $550,000, respectively. Impairment of capitalized software is shown separately on our consolidated statement of operations.

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

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes. This ASU enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year and interim-period accounting for enacted changes in tax law. The amendment will be effective for public companies with fiscal years beginning after December 15, 2020 (which was January 1, 2021 for us); early adoption is permitted. We do not expect that the adoption of this accounting standard update to have a material impact on our consolidated financial statements.

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

Based on that evaluation, our Chief Executive Officer and Senior Vice President of Finance concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report in providing reasonable assurance of achieving the desired control objectives due primarily to a material weakness discussed below.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Senior Vice President of Finance, we conduct an annual evaluation of the effectiveness of our internal control over financial reporting based on the guidelines established by the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. If management identifies any material weakness in the course of that evaluation, management cannot conclude that our internal controls over financial reporting are effective. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on the evaluation of the effectiveness of our internal over financial reporting as of December 31, 2020, we concluded that, due to the material weakness described below, our internal control over financial reporting was not effective as of December 31, 2020.

In response to the impact of the pandemic on our business, we implemented measures to reduce our operating expenses and preserve capital, including by reducing our headcount. We reduced our headcount from 74 as of December 31, 2019 to 22 as of March 9, 2021. Due to a limited number of personnel, particularly in our accounting department, we do not have an internal audit department and we did not have the resources necessary to adequately perform an internal assessment or engage a third party to perform the assessment of our internal controls over financial reporting, which our management identified as a material weakness.

Management’s Plan for Material Weakness in Internal Control over Financial Reporting

Our management and board of directors are committed to improving our overall system of internal controls over financial reporting. To address the material weakness identified in our control environment, we plan to engage external resources with specialized knowledge and expertise, where appropriate, to assist management in performing the internal assessment of our internal controls over financial reporting.

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

ITEM 9B. Other Information

Not Applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Board of Directors

Set forth below are the names, ages, board committee assignments, tenure and certain biographical information of each of the members of our Board of Directors as of March 9, 2021.

Name	Age	Director Since	Committee Assignments
Allen Wolff	49	2020	None
Richard Simtob	51	2017	Audit, N&CG/C *
Susan Miller	41	2019	Audit, N&CG/C
Michael Gottlieb	51	2019	None

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

Michael Gottlieb was appointed to our board of directors in November 2019. Since May 2020, Mr. Gottlieb has been serving as vice president of operations for Robot Cache USA, Inc., a company that offers a blockchain-based digital marketplace for videogames. From December 2019 until April 2020, Mr. Gottlieb provided consulting services to Digital Gaming Corporation, a computer software company, and from October 2019 until December 2019, he was in charge of its US business development. From April 2017 until October 2019, Mr. Gottlieb served as the studio head for MahiGaming San Diego, a developer of online and mobile gaming software, and from November 2014 until March 2017, Mr. Gottlieb served as senior director of game development for Bally Technologies and Scientific Games, gaming manufacturers. Mr. Gottlieb has a business degree from Northern Illinois University. He was chosen to serve on our board of directors because of his expertise in developing interactive gaming experiences and turning them into successful businesses.

Executive Officers

The following table sets forth certain information regarding our executive officers as of March 9, 2021:

Name	Age	Position Held
Allen Wolff	49	Chief Executive Officer
Sandra Gurrola	54	Senior Vice President of Finance

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

Audit Committee and Audit Committee Financial Expert

The audit committee is currently comprised of two non-employee directors: Mr. Simtob and Ms. Miller, each of whom our board of directors has determined is an independent director under the rules of the NYSE American and of the Securities Exchange Act of 1934. Our Board of Directors has determined that each member of the audit committee is able to read and understand fundamental financial statements including our balance sheet, income statement and statement of cash flows. Our former director, Gregory Thomas, served on our audit committee and was determined by our board of directors to qualify as an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K. Mr. Thomas resigned from our board of directors and from the committees on which he served on April 30, 2020. Our board of directors has determined that none of the current members of the audit committee qualifies as an “audit committee financial expert.” Due in part to the fact that we were in the middle of a strategic process when Mr. Thomas resigned, the outcome of which could have led to a reverse merger, a reorganization, an assignment for the benefit of creditors, a bankruptcy, a liquidation, or similar transaction, and in part to our financial condition and the risks to which we have been subject since March 2020 arising from the effects of the COVID-19 pandemic on our business and financial condition, we have not appointed ~~been successful in finding~~ an individual to join our board of directors to replace Mr. Thomas as an audit committee financial expert.

Changes in Stockholder Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors since such procedures were last described in our definitive proxy statement filed with the SEC on April 26, 2019.

ITEM 11. Executive Compensation

Executive Compensation

Compensation Processes and Procedures

The nominating and corporate governance committee (the “N&CG/C Committee”) of the NTN board of directors is responsible for determining the amount and form of compensation paid to our executive officers, including our chief executive officer. Our chief executive officer presents compensation recommendations to the N&CG/C Committee with respect to the executive officers who report to him. The N&CG/C Committee may accept or adjust such recommendations. The N&CG/C Committee is solely responsible for determining the compensation of our executive officers. Our full board of directors participates in evaluating the performance of our executive officers, except that Mr. Wolff, our chief executive officer and a member of our board of directors, does not participate when our board of directors evaluates his performance and he is not present during voting or deliberations regarding his performance or compensation matters.

When determining executive officer compensation, and the various components that comprise it, the N&CG/C Committee evaluates and considers publicly available executive officer compensation survey data, to present a competitive compensation package to attract and retain top talent, including an appropriate level of salary, performance-based bonus, and/or equity incentives. Typically, the N&CG/C Committee evaluates between three and five different sources of compensation data to provide relevant market benchmark data for a given executive role. Additionally, the N&CG/C Committee is authorized to engage outside advisors and experts to assist and advise the N&CG/C Committee on matters relating to executive compensation. The N&CG/C Committee did not engage any outside advisors or experts to assist or advise the N&CG/C Committee on any matters relating to executive compensation during 2020 or the hiring of any executive officers.

Our Named Executive Officers

Under applicable SEC rules and regulations, all individuals who served as our principal executive officer during 2020, our two most highly compensated executive officers (other than our principal executive officer) who were serving as executive officers at the end of 2020, and up to two additional individuals who would have been one of our top two most highly compensated executive officer had they been serving as an executive officer at the end of 2020 are referred to as our “named executive officers.” Our named executive officers for 2020 were:

Name	Title
Allen Wolff	Chief Executive Officer
Sandra Gurrola	Senior Vice President of Finance

2020 Named Executive Officers Compensation Overview

During 2020, our named executive officers received an annual base salary. As explained in more detail below under the caption entitled “2020 Incentive Plan,” the total amount of the performance bonuses earned by our named executive officers for 2020 has not yet been determined. None of our named executive officers receive or are eligible for any perquisites or benefits, other than benefits that are available to our other full-time employees. The employment of each of our named executive officers is at-will. During 2020, we had written employment agreements with Mr. Wolff and Ms. Gurrola. Each of the components of our 2020 executive compensation program is discussed below under the Summary Compensation Table.

Summary Compensation Table

The following table sets forth information concerning compensation during the years ended December 31, 2020 and 2019 awarded to, earned by or paid to our named executive officers.

2020 Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)	Total ($)

Allen Wolff	2020	322,213	19,591	(3)	202,250	—	49,985	—	594,040
Chief Executive Officer	2019	265,000	—		37,200	—	—	—	302,200

Sandra Gurrola	2020	190,000	110,833	(4)	60,750	—	12,663	—	374,246
Senior Vice President of Finance	2019	179,356	—		26,040	—	—	—	205,396

(1) The amounts reported in this column represents the aggregate grant date fair value of stock awards granted during the applicable year. These amounts were calculated in accordance with FASB ASC Topic 718, Compensation – Stock Compensation, except that any estimate of forfeitures was disregarded. For a description of the assumptions used in computing the dollar amount recognized for financial statement reporting purposes with respect to the stock awards granted during 2019, see Note 13, Shareholders’ Equity, in the Notes to the accompanying Consolidated Financial Statements below. The dollar amount recognized for financial statement reporting purposes with respect to the stock awards granted during 2020 is based on the quoted market price of the stock at the measurement date, which is the grant date, and consist of, with respect to Mr. Wolff, the 75,000 stock unit award granted to him in January 2020 and the $20,000 he earned under the 2019 Interim CEO Performance Incentive Plan that was paid to him in March 2020 in 9,506 shares of our common stock, and with respect to Ms. Gurrola, the 25,000 stock unit award granted to her in January 2020. For additional information regarding such compensation, see the discussion under the caption entitled “2019 Interim CEO Performance Incentive Plan” and “Employment Agreements—Equity Grants.”

(2) Represents performance bonuses earned by the applicable named executive officer for 2020 based on our company’s achievement of performance objectives, as determined by the N&CG/C Committee. For additional information regarding 2020 performance bonuses, see the discussion under the caption entitled “2020 Incentive Plan.”

(3) Represents a cash retention bonus that was paid in shares of our common stock to help us conserve cash. For additional information, see the discussion under the caption entitled “Employment Agreements—Stay Bonus.”

(4) Represents a cash retention bonus. For additional information, see the discussion under the caption entitled “Retention Agreement.”

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

2019 Interim CEO Performance Incentive Plan

In connection with Mr. Wolff’s appointment as interim chief executive officer in September 2019, Mr. Wolff was eligible to participate in the 2019 Interim CEO Performance Incentive Plan (the “2019 Interim CEO PIP”). The 2019 Interim CEO PIP is a performance incentive plan under which, for the achievement of each of the performance goals thereunder, we agreed to grant to Mr. Wolff such number of shares of our common stock equal to $20,000 divided by the closing price per share of our common stock on the date of grant. Upon grant, such shares would be fully vested. The performance goals were related to: (1) the retainment of certain key employees determined by the N&CG/C Committee through at least March 17, 2020; (2) having a target amount of unrestricted cash, as determined and approved by the N&CG/C Committee, as of March 17, 2020; and (3) meeting target sales for our Buzztime Basic product offering, as determined and approved by the N&CG/C Committee, by March 31, 2020. In March 2020, the N&CG/C Committee determined that the performance goal related to the retainment of key employees was achieved, and we issued 9,506 shares to Mr. Wolff, representing $20,000 worth of shares of our common stock, net of withholding taxes. The value of these shares is reflected in Mr. Wolff’s 2020 compensation in the “Stock Awards” column in the 2020 Summary Compensation Table.

2020 Incentive Plan

On June 1, 2020, the N&CG/C Committee approved the NTN Buzztime, Inc. Executive Incentive Plan for Eligible Employees of NTN Buzztime, Inc. Fiscal Year 2020 (the “2020 Incentive Plan”). The 2020 Incentive Plan permits the payout of any incentive compensation earned under the plan to be paid, at the discretion and in the sole determination of the N&CG/C Committee, either in (i) cash, (ii) shares of our common stock issued under the NTN Buzztime, Inc. 2019 Performance Incentive Plan or any successor long-term incentive plan, or (iii) any combination of (i) and (ii). If incentive compensation is paid in shares, the number of shares issued is determined by dividing the amount earned by the closing price of our common stock on the date on which the N&CG/C Committee approves the amount of incentive compensation earned. Payments under the 2020 Incentive Plan, if any, are contingent on the applicable participant’s continued employment with us on the payout date.

Each 2020 Incentive Plan participant has a target payout amount assigned according to such participant’s position and job level. The table below sets forth the target payout amounts for our named executive officers under the 2020 Incentive Plan, assuming all performance measures are achieved at a rate of 100%:

Name	Target Payment Amount
Allen Wolff	$150,000
Sandra Gurrola	$38,000

The performance targets were established by the N&CG/C Committee in June 2020 and fall into three categories, the achievement of which will be determined following each quarter or year, as applicable: strategic, financial and operational. All incentive-based compensation payable to Mr. Wolff and Ms. Gurrola is subject to any clawback policy that we may establish.

Under the terms of the 2020 Incentive Plan, the performance-based bonuses, if earned, were to be paid as follows: 16.66% if the applicable performance targets for each of our 1st, 2nd and 3rd fiscal quarters were or are achieved, and 50% if the applicable performance targets for the applicable fiscal year are achieved. To preserve cash, we did not pay any amounts in respect of the performance targets for either of the 1st, 2nd or 3rd fiscal quarters despite the applicable performance targets being achieved at certain levels. As of December 31, 2020, approximately $63,000 has been accrued for bonuses earned under the 2020 Incentive Plan.

Employment Agreements

We entered into an employment agreement with Mr. Wolff dated March 19, 2018, which was amended in each of September 2019, January 2020, March 2020 and September 2020. We entered into an employment agreement with Ms. Gurrola dated September 17, 2010, which was amended in each of January 2020 and May 2020. The following is a summary of the material terms of those employment agreements, as amended.

Base Salary. Mr. Wolff’s base salary is $325,000 and will increase to $350,000 effective July 1, 2021. However, in an effort to help preserve cash, up to 20% of Mr. Wolff’s base salary may be paid in shares of our common stock at Mr. Wolff’s discretion. Mr. Wolff elected to receive 20% of his base salary in shares of our common stock from January 2020 through March 2020. Ms. Gurrola’s base salary is $190,000.

Incentive Bonus. The target payout amount of Mr. Wolff’s and Ms. Gurrola’s incentive performance-based bonus for 2020 is $150,000 and $38,000, respectively. See “2020 Incentive Plan,” above for additional information.

Stay Bonus. Mr. Wolff was also entitled to receive a $30,000 cash bonus if he were to remain employed with us for at least 180 days from September 17, 2019, the date on which he was appointed as interim chief executive officer. To preserve cash, we agreed to issue to him such number of shares of our common stock equal to a pro rata amount of the $30,000 bonus (determined by multiplying $30,000 by a fraction, the numerator of which is the number of days lapsed between September 17, 2019 and January 14, 2020, the effective date of the amendment to his employment agreement appointing him as chief executive officer, and the denominator of which is 180) divided by the closing price of our common stock on January 14, 2020. As a result, we issued 5,102 shares of our common stock to Mr. Wolff in respect of this bonus, the value of which was net of withholding taxes on the amount of bonus earned. The value of these shares issued is reflected in Mr. Wolff’s 2020 compensation in the “Bonus” column in the 2020 Summary Compensation Table.

CiC Bonus. Under the terms of the amendment we entered into with Mr. Wolff in September 2020 to his employment agreement, if Mr. Wolff is continuously employed by us through the consummation of a change in control (as defined in his employment agreement) and such transaction is consummated before March 31, 2021 (a “Qualifying CiC”), then he is eligible to receive a cash bonus of $162,500, subject to tax withholding and other authorized deductions and subject to Mr. Wolff delivering a general release of claims in our favor, and we will pay his COBRA premiums for up to six months following the termination of his employment with us or, if earlier, until he becomes eligible for medical insurance coverage in connection with new employment. Mr. Wolff agreed that he will not be eligible for his severance payments or benefits under the terms of his employment agreement upon the consummation of a Qualifying CiC because his employment with us will automatically terminate upon the consummation of such Qualifying CiC due to his resignation without good reason.

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

Retention Agreement

In connection with entering into the amendment to Ms. Gurrola’s employment agreement in May 2020, we entered into a retention bonus and general release of all claims agreement with Ms. Gurrola, pursuant to which, in exchange for the reduction in her severance compensation from nine months of her base salary to two months of her base salary, and subject to Ms. Gurrola signing and not revoking a general release of claims in our favor, we agreed to pay her a retention bonus of $110,833, which is equivalent to seven months of her monthly salary, and which was payable in three installments, the last of which was made on June 19, 2020. If, prior to August 31, 2020, Ms. Gurrola’s employment was terminated by us for cause or by her without good reason, she agreed to return to us 50% of the amount of the retention bonus paid to her on or before such termination of employment and we would have had no obligation to pay any unpaid retention bonus.

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

In addition to the accrued obligations, if Mr. Wolff’s employment with us is terminated by us without cause or by him for good reason, subject to him delivering to us a general release of claims in our favor, we will pay him as severance an amount equal to one month of his base salary for every full year of full-time employment, subject to a minimum of six months and a maximum of nine months, payable in substantially equal installments on a bi-weekly basis over the applicable severance period, and we will reimburse him for COBRA insurance premiums for a period of months equal to the number of months paid in severance. Mr. Wolff has been employed with us for six years. Mr. Wolff will not receive any such severance payment or benefits upon the consummation of a Qualifying CiC because his employment with us will automatically terminate upon the consummation of such Qualifying CiC due to his resignation without good reason.

In addition to the accrued obligations, if Ms. Gurrola’s employment with us is terminated by us without cause or by her for good reason, subject to her delivering to us a general release of claims in our favor, we will pay her as severance an amount equal to two months of her base salary, payable in one lump sum, plus the incentive compensation she is eligible to receive under the 2020 Incentive Plan, and if so paid, she will waive payment to her of such incentive compensation under the 2020 Incentive Plan. We will also reimburse her for COBRA insurance premiums for a period of nine months. Ms. Gurrola has been employed with us for over 11 years.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning equity awards held by the named executive officers that were outstanding as of December 31, 2020:

			2020 Outstanding Equity Awards at Fiscal Year-End Option Awards				Stock Awards
Name	Date of Grant		Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)
Allen Wolff	01/19/20	(1)	–	–	$–	–	46,875	$105,000
	03/19/19	(2)	–	–	$–	–	4,167	$9,334
	03/19/18	(2)	–	–	$–	–	1,250	$2,800
	03/23/15	(3)	10,000	–	$27.50	03/22/25	–	–
	12/29/14	(3)	5,000	–	$22.50	12/28/24	–	–

Sandra Gurrola	01/19/20	(1)	–	–	$–	–	15,625	$35,000
	03/19/19	(2)	–	–	$–	–	2,917	$6,534
	03/19/18	(2)	–	–	$–	–	250	$560
	05/25/16	(3)	500	–	$8.50	05/24/26	–	–
	03/23/15	(3)	4,000	–	$27.50	03/22/25	–	–
	09/08/14	(3)	1,000	–	$22.50	09/07/24	–	–
	04/08/13	(3)	200	–	$12.00	04/07/23	–	–

(1)	The restricted stock units vest at a rate of 12.50% of the shares subject to the award in eight substantially equal quarterly installments beginning on the three-month anniversary of the grant date.

(2)	The restricted stock units vest at a rate of 16.67% of the shares subject to the award on the six-month anniversary of the grant date and the remaining units vest in 30 substantially equal monthly installments thereafter.

(3)	The option vests and becomes exercisable at the rate of 25% of the shares underlying the option on the first anniversary of the option grant date, and the remaining shares underlying the option vest in 36 substantially equal monthly installments thereafter.

We account for stock-based payments including equity awards under our equity incentive plans in accordance with the requirements of FASB ASC No. 718, Compensation – Stock Compensation. For a discussion regarding the effect of a change in control on certain equity awards held by Mr. Wolff and Ms. Gurrola, see “Termination of Employment and Change-in-Control Arrangements,” above.

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

The stock options described above expire on the earlier of 10 years from the date of grant or 90 days from the date the director ceases to serve on our board of directors. In the event of a change in control the N&CG/C Committee may in its discretion determine that these stock options vest and become fully exercisable as of immediately before such change in control.

2020 Director Compensation

The following table sets forth the compensation of each director, who is not a named executive officer, for service during 2020. This table excludes Mr. Wolff, who is a named executive officer and does not receive any compensation from us for his service as a director. See the section above entitled “Executive Compensation” for information about Mr. Wolff’s compensation.

2020 Director Compensation
Name	Fees Earned or Paid in Cash	Option Awards (2)	All Other Compensation	Total
Richard Simtob	$40,000	$–	$–	$40,000
Susan Miller	$35,000	$–	$–	$35,000
Michael Gottlieb	$25,000	$–	$–	$25,000
Gregory Thomas (1)	$20,000	$–	$–	$20,000

(1)	Mr. Thomas resigned from our board of directors effective April 30, 2020.
(2)	No stock option awards were granted during 2020. As of December 31, 2020, our non-employee directors had options outstanding to purchase the following number of shares of our common stock:

Name	# of Shares Subject to Outstanding Options
Richard Simtob	1,400
Susan Miller	600
Michael Gottlieb	600

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number and percentage ownership of NTN common stock as of March 9, 2021 by:

●	all persons known to NTN to be the beneficial owner of more than 5% of NTN common stock;

●	each of NTN’s directors;

●	each of NTN’s named executive officers; and

●	all of NTN’s current executive officers and directors as a group.

Except as otherwise indicated in the footnotes to the table below: (i) each of the persons named has sole voting and investment power with respect to the shares of common stock shown, subject to applicable community property and similar laws; and (ii) the address for each director and named executive officer is c/o NTN Buzztime, Inc., 6965 El Camino Real, Suite 105-Box 517, Carlsbad, California 92009. The information in the table is based solely on statements in filings with the SEC or other reliable information.

Name	Number of Shares Beneficially Owned	Percent of Common Stock(1)
Directors and Named Executive Officers:
Allen Wolff (2)	126,690	4.2
Richard Simtob (3)	57,494	1.9
Michael Gottlieb (4)	19,586	*
Sandra Gurrola (5)	22,013	*
Susan Miller (6)	600	*
All executive officers and directors as a group (5 persons) (7)	226,383	7.5

5% Stockholders:
Ault Global Holdings, Inc. (8)	295,000	9.9
Gentile Guy (9)	175,000	5.9

* Less than 1%
(1)	Included as outstanding for purposes of this calculation are 2,976,774 shares of common stock outstanding as of March 9, 2021 plus, in the case of each particular person, the shares of common stock subject to options exercisable for, or restricted stock units that may be settled in, shares of common stock within 60 days after March 9, 2021 held by that person, which instruments are specified by footnote. Shares subject to outstanding options and restricted stock units other than as described in the preceding sentence are not deemed to be outstanding for purposes of this calculation.
(2)	Includes 15,000 shares subject to options and 10,347 shares subject to restricted stock units held by Mr. Wolff.
(3)	Includes 1,400 shares subject to options held by Mr. Simtob.
(4)	Includes 600 shares subject to options held by Mr. Gottlieb.
(5)	Includes 5,700 shares subject to options and 3,597 shares subject to restricted stock units held by Ms. Gurrola.
(6)	Consists of 600 shares subject to options held by Ms. Miller.
(7)	Includes 23,300 shares subject to options and 13,944 shares subject to restricted stock units held by our directors and executive officers.
(8)	The number of shares is the number stated as beneficially owned as of January 28, 2021 in a Schedule 13D filed with the SEC on January 29, 2021. In that filing, Ault Global Holdings, Inc. states that it has sole power to vote and dispose of 295,000 shares of our common stock, and lists its address as 11411 Southern Highlands Parkway, Suite 240, Las Vegas, NV 89141.
(9)	The number of shares is the number stated as beneficially owned as of February 10, 2021 in a Schedule 13G filed with the SEC on February 16, 2021. In that filing, Gentile Guy states that he has sole power to vote and dispose of 175,000 shares of our common stock, and lists his address as 103 Ave De Deigo , San Juan, Puerto Rico 00911.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2020 regarding our compensation plans authorizing us to issue equity securities and the number of securities.

Plan Category	(a)Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b)Weighted-average exercise price of outstanding options, warrants and rights	(c)Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column (a)
Equity compensation plans approved by security holders	117,000	(1)	$21.76	100,000
Equity compensation plans not approved by security holders	—		$—	85,000	(2)
	117,000			185,000

(1)	Includes (a) 33,000 shares issuable upon exercise of options and vesting of RSUs granted pursuant to the NTN Buzztime, Inc. 2010 Performance Incentive Plan, as amended, and (b) 84,000 shares issuable upon exercise of options and vesting of RSUs granted pursuant to the NTN Buzztime, Inc. 2019 Performance Incentive Plan. Both of those plans are broad-based incentive plans, which allows for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights, and cash awards to employees, consultants and non-employee directors.

(2)	This plan allows for the issuance of non-qualified stock options to any prospective employee who has not previously been an employee or director of the company or who has not been employed by the company for a bonafide period of time.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Since January 1, 2019, there has not been nor are there currently proposed any transactions or series of similar transactions to which we were or are to be a party in which the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years (which was $89,000) and in which any director, executive officer, holder of more than 5% of our common stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

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

Director Independence

Our board of directors has determined that each of our current directors other than Mr. Wolff is independent as defined under NYSE American listing standards. Our board of directors has also determined that each current member of each of our Audit Committee and Nominating and Corporate Governance/Compensation Committee is independent as defined under the NYSE American listing standards and applicable SEC rules. In making this determination, our board of directors found that none of these directors had a material or other disqualifying relationship with us.

ITEM 14. Principal Accountant Fees and Services

The following table presents the aggregate fees billed for each of the last two fiscal years for professional services rendered by Squar Milner LLP (which effective as of November 1, 2020, merged with Baker Tilly US, LLP) for the audit of our annual financial statements, review of our quarterly financial statements and for other services:

	2020	2019
Audit Fees	$230,000	$176,000
Audit-Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
	$230,000	$176,000

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

During fiscal years 2020 and 2019, there were no such services that were performed pursuant to the “de minimis exception.”

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as a part of this report:

(1) Consolidated Financial Statements. The consolidated financial statements of the Company and its consolidated subsidiaries are set forth in the “Index to Consolidated Financial Statements” on page F-1.

(2) Financial Statement Schedules. None

(3) Exhibits.

Exhibit	Description	Filed or Furnished Herewith	Incorporated By Reference From the Document Indicated Previously Filed by the Registrant
2.1	Agreement and Plan of Merger and Reorganization, dated August 12, 2020, among NTN Buzztime, Inc., BIT Merger Sub, Inc. and Brooklyn Immunotherapeutics LLC **		Annex A to the proxy statement/prospectus/consent solicitation statement forming a part of the S-4 Registration Statement filed on January 20, 2021

2.2	Form of Support Agreement among NTN Buzztime, Inc., Brooklyn Immunotherapeutics LLC and the officers and directors of NTN Buzztime, Inc.		Exhibit to Form 8-K filed on August 14, 2020

2.3	Form of Support Agreement among NTN Buzztime, Inc., Brooklyn Immunotherapeutics LLC and certain beneficial holders of Class A membership interests of Brooklyn Immunotherapeutics LLC		Exhibit to Form 8-K filed on August 14, 2020

2.4(a)	Asset Purchase Agreement dated September 18, 2020 by and between NTN Buzztime, Inc. and eGames.com Holdings LLC **		Annex D-1 to the proxy statement/prospectus/consent solicitation statement forming a part of the S-4 Registration Statement filed on January 20, 2021

2.4(b)	Omnibus Amendment and Agreement entered into as of November 19, 2020 by and among eGames.com Holdings LLC, NTN Buzztime, Inc., and Fertilemind Management, LLC		Annex D-2 to the proxy statement/prospectus/consent solicitation statement forming a part of the S-4 Registration Statement filed on January 20, 2021

2.4(c)	Second Omnibus Amendment and Agreement entered into as of January 12, 2021 by and among eGames.com Holdings LLC, NTN Buzztime, Inc., and Fertilemind Management, LLC		Annex D-3 to the proxy statement/prospectus/consent solicitation statement forming a part of the S-4 Registration Statement filed on January 20, 2021

3.1(a)	Restated Certificate of Incorporation.		Exhibit to Form 10-Q filed on August 14, 2013

3.1(b)	Certificate of Amendment to the Restated Certificate of Incorporation (reverse/forward split).		Exhibit to Form 8-K filed on June 17, 2016

3.1(c)	Certificate of Decrease of the Series A Convertible Preferred Stock.		Exhibit to Form 8-K filed on April 12, 2017

3.1(d)	Certificate of Amendment to the Restated Certificate of Incorporation (decrease in authorized capital stock).		Exhibit to Form 8-K filed on June 9, 2017

3.2	Bylaws (as amended and restated and further amended through December 6, 2018).		Exhibit to Form 8-K filed on December 7, 2018

4.1	Form of Certificate of Common Stock of NTN Buzztime, Inc.		Exhibit to Form 8-K filed on June 17, 2016

4.2	Description of registrant’s securities		Exhibit to Form 10-K filed on March 19, 2020

10.1(a)	8% Promissory Note issued by NTN Buzztime, Inc. on September 18, 2020.		Exhibit to Form 8-K filed on September 18, 2020

10.1(b)	Guaranty by Aram Fuchs in favor of NTN Buzztime, Inc.		Exhibit to Form 8-K filed on September 18, 2020

10.1(c)	10% Promissory Note issued by NTN Buzztime, Inc. on December 1, 2020		Exhibit to Form 8-K filed on November 23, 2020

10.1(d)	10% Promissory Note issued by NTN Buzztime, Inc. on January 12, 2021		Exhibit to Form 8-K filed on January 15, 2021

10.2	Asset Purchase Agreement between NTN Buzztime, Inc. and Sporcle, Inc. dated January 13, 2020		Exhibit to Form 8-K filed on January 15, 2020

10.3*	Amended 2010 Performance Incentive Plan.		Exhibit to Definitive Proxy Statement on Schedule 14A filed on April 24, 2015

10.4*	NTN Buzztime, Inc. 2014 Inducement Plan.		Exhibit to Form 10-Q filed on November 7, 2014

10.5*	Limited Term Employment and Separation Agreement and General Release of All Claims dated September 17, 2019 by and between NTN Buzztime, Inc. and Ram Krishnan.	Exhibit to Form 8-K filed on September 17, 2019

10.6(a)*	Employment Agreement by and between the registrant and Allen Wolff dated March 19, 2018.	Exhibit to Form 10-Q filed on May 11, 2018

10.6(b)*	Stock Unit Agreement under the Amended 2010 Performance Incentive Plan between the registrant and Allen Wolff dated March 19, 2018.	Exhibit to Form 10-Q filed on May 11, 2018

10.6(c)*	First Amendment to Employment Agreement by and between NTN Buzztime, Inc. and Allen Wolff dated September 17, 2019.	Exhibit to Form 8-K filed on September 17, 2019

10.6(d)*	2019 Interim CEO Performance Incentive Plan.	Exhibit to Form 8-K filed on September 17, 2019

10.6(e)*	Second Amendment to Employment Agreement by and between NTN Buzztime, Inc. and Allen Wolff dated January 14, 2020.	Exhibit to Form 8-K filed on January 15, 2020

10.6(f)*	Third Amendment to Employment Agreement by and between NTN Buzztime, Inc. and Allen Wolff dated March 27, 2020.	Exhibit to Form 8-K filed on March 30, 2020

10.6(g)*	Amendment #4 to Employment Agreement made and entered into as of September 18, 2020 between NTN Buzztime, Inc. and Allen Wolff.	Exhibit to Form 8-K filed on September 18, 2020

10.7(a)*	Employment Agreement dated September 17, 2019 by and between NTN Buzztime, Inc. and Sandra Gurrola.	Exhibit to Form 8-K filed on September 17, 2019

10.7(b)*	First Amendment to Employment Agreement by and between NTN Buzztime, Inc. and Sandra Gurrola dated January 14, 2020.	Exhibit to Form 8-K filed on January 15, 2020

10.7(c)*	Second Amendment to Employment Agreement by and between NTN Buzztime, Inc. and Sandra Gurrola dated May 27, 2020.	Exhibit to Form 8-K filed on June 2, 2020

10.7(d)*	Retention Bonus and General Release of Claims Agreement by and between NTN Buzztime, Inc. and Sandra Gurrola dated May 27, 2020.	Exhibit to Form 8-K filed on June 2, 2020

10.8*	NTN Buzztime, Inc. Executive Incentive Plan for Eligible Employees of NTN Buzztime, Inc. fiscal Year 2020.	Exhibit to Form 8-K filed on June 2, 2020

10.9(a)*	2019 Performance Incentive Plan.	Exhibit to Definitive Proxy Statement on Schedule 14A filed on April 26, 2019

10.9(b)*	Form of Incentive Stock Option Agreement under the 2019 Performance Incentive Plan.	Exhibit to Form S-8 filed on June 14, 2019

10.9(c)*	Form of Nonstatutory Stock Option Agreement under the 2019 Performance Incentive Plan.	Exhibit to Form S-8 filed on June 14, 2019

10.9(d)*	Form of Nonstatutory Stock Option Agreement for Directors under the 2019 Performance Incentive Plan.	Exhibit to Form S-8 filed on June 14, 2019

10.9(e)*	Form of Stock Unit Agreement under the 2019 Performance Incentive Plan.	Exhibit to Form S-8 filed on June 14, 2019

10.9(f)*	Form of Restricted Stock Grant Agreement under the 2019 Performance Incentive Plan.	Exhibit to Form S-8 filed on June 14, 2019

10.10*	NTN Buzztime, Inc. Non-Employee Director Compensation Policy.	Exhibit to Form 10-Q filed on August 6, 2018

10.11(a)	Paycheck Protection Program Note issued by NTN Buzztime, Inc. in favor of Level One Bank dated April 18, 2020.	Exhibit to Form 8-K filed on April 21, 2020

10.11(b)	Acknowledgment and Agreement Regarding Loan Forgiveness dated April 18, 2020.	Exhibit to Form 8-K filed on April 21, 2020

10.12(a)	Office lease, dated for reference purposes only July 26, 2018, by and between Burke Aston Partners, LLC and the registrant	Exhibit to Form 10-Q filed on November 9, 2018

10.12(b)	Lease Termination, Surrender and Buy-Out Agreement by and between NTN Buzztime, Inc. and Burke Aston Partners, LLC dated June 25, 2020.	Exhibit to Form 8-K filed on July 1, 2020

10.13*	Form of Director and Officer Indemnification Agreement	Exhibit to Form 10-K filed on March 22, 2019.

21.1	Subsidiaries of NTN Buzztime, Inc.	X

23.1	Consent of Baker Tilly US, LLP	X

24.1	Power of attorney (included on the signatures page of this report)	X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1#	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2#	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

*	Management Contract or Compensatory Plan
**	Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC or its staff upon request.
#	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated herein by reference into any filing of the Company whether made before or after the date hereof, regardless of any general incorporation language in such filing.

ITEM 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 11, 2021

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

Signature	Title	Date

/s/ Allen Wolff	Chief Executive Officer and Director	March 11, 2021
Allen Wolff	(Principal Executive Officer)

/s/ Sandra Gurrola	Vice President of Finance (Principal Financial	March 11, 2021
Sandra Gurrola	Officer and Principal Accounting Officer)

/s/ Richard Simtob	Director	March 11, 2021
Richard Simtob

/s/ Susan Miller	Director	March 11, 2021
Susan Miller

/s/ Michael Gottlieb	Director	March 11, 2021
Michael Gottlieb

NTN BUZZTIME, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of NTN Buzztime, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NTN Buzztime, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for each of the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company incurred a significant net loss for the year ended December 31, 2020 and as of December 31, 2020 had a negative working capital balance, and does not expect to have sufficient cash or working capital resources to fund operations for the twelve-month period subsequent to the issuance date of these financial statements. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the Company’s audit committee and that: (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition

Critical Audit Matter Description

As discussed in Note 6 to the consolidated financial statements, the Company generates revenue by charging subscription fees to partners for access to its 24/7 trivia network, by selling and leasing tablet and hardware equipment for custom usage beyond trivia/entertainment, by selling digital-out-of-home advertising direct to advertisers and on national ad exchanges, by licensing its entertainment and trivia content to other entities, and by providing professional services such as custom game design or development of new platforms on its existing tablet form factor.

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

The related audit effort in evaluating management’s judgments in determining revenue recognition for these customer agreements was extensive and required a high degree of auditor judgment.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

●	We evaluated management’s significant accounting policies related to these customer agreements for reasonableness.
●	We selected a sample of customer agreements and performed the following procedures:
○ Obtained and read contract source documents for each selection, including master agreements, and other documents that were part of the agreement.
○ Tested management’s identification of significant terms for completeness, including the identification of distinct performance obligations and variable consideration.
○ Assessed the terms in the customer agreement and evaluated the appropriateness of management’s application of their accounting policies, along with their use of estimates, in the determination of revenue recognition conclusions.
●	We evaluated the reasonableness of management’s estimate of stand-alone selling prices for products and services that are not sold separately.
●	We tested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the financial statements.

Capitalized software development costs

Critical Audit Matter Description

As discussed in Note 6 to the consolidated financial statements, the Company capitalizes costs related to developing certain internal-use software in accordance with ASC No. 350-40. The Company recognizes the capitalized costs on a straight-line basis over the estimated useful lives, which are generally two to three years. The Company capitalized $244,000 and impaired $248,000 of software costs in the year ended December 31, 2020 and had total capitalized software development costs, net of accumulated amortization, of $1.36 million as of December 31, 2020.

Auditing the Company’s capitalization of software development costs is complex. Management applies significant judgment in determining which software projects, and activities within those projects, qualify for capitalization, as only those costs incurred in certain stages of software development or implementation can be capitalized in accordance with the applicable accounting standards. In addition, measuring the appropriate amounts to capitalize requires the Company to maintain detailed records of time spent by personnel on implementation and development activities across all projects in development. Finally, management applies judgment in determining when to cease the capitalization of costs that will be placed in service.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included, among others:

●	We inspected underlying documentation to evaluate whether the costs were appropriately capitalizable under the applicable accounting standards.
●	We inquired of project managers for significant projects to assess the nature of the costs, including the internal time devoted to capitalizable activities and the externally contracted costs.
●	We evaluated the software implementation timeline and the related underlying documentation obtained to support the capitalization period for implementation and development amounts as well as the date the costs were placed in service.

/s/ BAKER TILLY US, LLP

We have served as the Company’s auditor since 2013.

San Diego, California

March 11, 2021

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amount)

	December 31, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$777	$3,209
Restricted cash	-	50
Accounts receivable, net of allowances of $748 and $354, respectively	116	1,195
Site equipment to be installed	655	1,090
Prepaid expenses and other current assets	176	526
Total current assets	1,724	6,070
Restricted cash, long-term	-	150
Operating lease right-of-use assets	36	2,101
Fixed assets, net	502	2,822
Software development costs, net of accumulated amortization of $3,081 and $3,341, respectively	1,361	1,915
Deferred costs	72	274
Goodwill	-	696
Other assets	50	97
Total assets	$3,745	$14,125

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$270	$835
Accrued compensation	64	588
Accrued expenses	238	490
Sales taxes payable	6	131
Income taxes payable	9	3
Current portion of long-term debt	1,500	2,739
Current portion of obligations under operating leases	36	409
Current portion of obligations under finance leases	22	21
Current portion of deferred revenue	76	460
Other current liabilities	139	419
Total current liabilities	2,360	6,095
Long-term debt	532	-
Long-term obligations under operating leases	-	2,891
Long-term obligations under finance leases	-	20
Long-term deferred revenue	2	2
Other liabilities	-	26
Total liabilities	2,894	9,034

Shareholders’ Equity
Series A 10% cumulative convertible preferred stock, $0.005 par value, $156 liquidation preference, 156 shares authorized, issued and outstanding at December 31, 2020 and 2019	1	1
Common stock, $0.005 par value, 15,000 shares authorized at December 31, 2020 and 2019; 2,966 and 2,901 shares issued at December 31, 2020 and 2019, respectively	15	14
Treasury stock, at cost, 10 shares at December 31, 2020 and 2019	(456)	(456)
Additional paid-in capital	136,934	136,721
Accumulated deficit	(135,888)	(131,457)
Accumulated other comprehensive income	245	268
Total shareholders’ equity	851	5,091

Total liabilities and shareholders’ equity	$3,745	$14,125

See accompanying notes to consolidated financial statements

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Years Ended December 31,
	2020	2019

Revenue from contracts with customers
Subscription revenue	$4,882	$14,278
Hardware revenue	426	2,350
Other revenue	492	3,178
Total revenue from contracts with customers	5,800	19,806
Operating expenses:
Direct operating costs (includes depreciation and amortization of $1,538 and $2,517, respectively)	2,907	7,483
Selling, general and administrative	8,091	13,175
Impairment of capitalized software	248	550
Impairment of goodwill	662	-
Depreciation and amortization (excluding depreciation and amortization included in direct operating costs)	201	360
Total operating expenses	12,109	21,568
Operating loss	(6,309)	(1,762)
Other expense, net:
Interest expense, net	(138)	(249)
Other income (expense), net	2,026	(9)
Total other income (expense), net	1,888	(258)
Loss before income taxes	(4,421)	(2,020)
Benefit (provision) for income taxes	6	(27)
Net loss	(4,415)	(2,047)
Series A preferred stock dividend	(16)	(16)
Net loss attributable to common shareholders	$(4,431)	$(2,063)

Net loss per common share - basic and diluted	$(1.51)	$(0.72)

Weighted average shares outstanding - basic and diluted	2,928	2,875

Comprehensive loss
Net loss	$(4,415)	$(2,047)
Foreign currency translation adjustment	(23)	68
Total comprehensive loss	$(4,438)	$(1,979)

See accompanying notes to consolidated financial statements

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended December 31, 2020 and 2019

(in thousands)

	Series A Cumulative Convertible Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Income	Total

Balances at January 1, 2019	156	$1	2,875	$14	$(456)	$136,552	$(129,394)	$200	$6,917

Foreign currency translation adjustment	-	-	-	-	-	-	-	68	68
Net loss	-	-	-	-	-	-	(2,047)	-	(2,047)
Issuance of common stock upon vesting of restricted stock units	-	-	26	-	-	(37)	-	-	(37)
Dividend paid to Series A preferred stockholders	-	-	-	-	-	-	(16)	-	(16)
Non-cash stock based compensation	-	-	-	-	-	206	-	-	206

Balances at December 31, 2019	156	$1	2,901	$14	$(456)	$136,721	$(131,457)	$268	$5,091

Foreign currency translation adjustment	-	-	-	-	-	-	-	(23)	(23)
Net loss	-	-	-	-	-	-	(4,415)	-	(4,415)
Issuance of common stock in lieu of cash compensation	-	-	23	-	-	43	-	-	43
Issuance of common stock upon vesting of restricted stock units	-	-	42	1	-	(29)	-	-	(28)
Dividend paid to Series A preferred stockholders	-	-	-	-	-	-	(16)	-	(16)
Non-cash stock based compensation	-	-	-	-	-	199	-	-	199

Balances at December 31, 2020	156	$1	2,966	$15	$(456)	$136,934	$(135,888)	$245	$851

See accompanying notes to consolidated financial statements

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the years ended December 31,
	2020	2019
Cash flows provided by operating activities:
Net loss	$(4,415)	$(2,047)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,739	2,877
Provision for doubtful accounts	121	196
Transfer of fixed assets to sales-type lease	-	10
Amortization of operating lease right-of-use-assets	173	291
Stock-based compensation	199	206
Amortization of debt issuance costs	14	9
Common stock issued for compensation in lieu of cash payment	61	-
Gain from the asset sale of Stump! Trivia and OpinioNation	(1,225)	-
Loss from the termination of operating lease	9	-
Loss from the disposition of assets	645	689
Gain from PPP loan forgiveness	(1,093)	-
Impairment of capitalized software	248	550
Impairment of goodwill	662	-
Changes in assets and liabilities:
Accounts receivable	958	(248)
Site equipment to be installed	52	337
Operating lease liabilities	(165)	(215)
Prepaid expenses and other assets	335	(5)
Accounts payable and accrued liabilities	(1,730)	669
Income taxes payable	5	1
Deferred costs	202	151
Deferred revenue	(384)	(835)
Other liabilities	(305)	108
Net cash (used in) provided by operating activities	(3,894)	2,744
Cash flows provided by (used in) investing activities:
Capital expenditures	(22)	(128)
Capitalized software development expenditures	(244)	(966)
Net proceeds from the sale of Stump! Trivia	1,226	-
Proceeds from sale of other assets	-	29
Net cash provided by (used in) investing activities	960	(1,065)
Cash flows provided by (used in) financing activities:
Proceeds from long-term debt	3,125	-
Payments on long-term debt	(2,750)	(1,000)
Debt issuance costs on long-term debt	(3)	-
Principal payments on finance leases	(19)	(45)
Payroll tax remitted on net share settlement of equity awards	(46)	(37)
Dividends paid to Series A preferred shareholders	(16)	(16)
Net cash provided by (used in) financing activities	291	(1,098)
Effect of exchange rate on cash and cash equivalents	11	42
Net (decrease) increase in cash, cash equivalents and restricted cash	(2,632)	623
Cash, cash equivalents and restricted cash at beginning of year	3,409	2,786
Cash, cash equivalents and restricted cash at end of year	$777	$3,409

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$96	$246
Income taxes	$26	$26
Supplemental disclosure of non-cash investing and financing activities:
Site equipment transferred to fixed assets	$76	$521
Initial measurement of operating lease right-of-use assets and liabilities	$-	$3,458
Assets acquired under operating lease	$71	$57

Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$777	$3,209
Restricted cash	-	50
Restricted cash, long-term	-	150
Total cash, cash equivalents and restricted cash at end of period	$777	$3,409

See accompanying notes to consolidated financial statements

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

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

Through social fun and friendly competition, the Company’s platform creates bonds between our hospitality partners and their patrons, and between patrons themselves. The Company believes this unique experience increases dwell time, revenue, and repeat business for venues – and has also created a large and engaged audience which it connects with through its in-venue TV network. Until the significant disruptions to the restaurant and bar industry resulting from the COVID-19 pandemic, or the pandemic, that began in March 2020, over 1 million hours of trivia, card, sports and arcade games were played on the Company’s network each month. Since March 2020, approximately 100,000 hours per month of such games have been played on the network each month.

The Company generates revenue by charging subscription fees to partners for access to its 24/7 trivia network, by selling and leasing tablet and hardware equipment for custom usage beyond trivia/entertainment, by selling digital-out-of-home (DOOH) advertising direct to advertisers and on national ad exchanges, by licensing the Company’s entertainment and trivia content to other parties, and by providing professional services such as custom game design or development of new platforms on the Company’s existing tablet form factor. Until February 1, 2020, the Company also generated revenue by hosting live trivia events. The Company sold all of its assets used to host live trivia events in January 2020. (See Note 4).

As of December 31, 2020, 1,036 venues subscribed to the Company’s interactive entertainment network and approximately 18% of its network subscriber venues were affiliated with national and regional restaurant brands. See Note 2 for more information regarding the impact of the COVID-19 pandemic on these venues and the Company’s subscription revenues.

The Company owns several trademarks and consider the Buzztime®, Playmaker®, Mobile Playmaker, and BEOND Powered by Buzztime trademarks to be among its most valuable assets. These and the Company’s other registered and unregistered trademarks used in this document are the Company’s property. Other trademarks are the property of their respective owners.

Basis of Accounting Presentation

The consolidated financial statements include the accounts of NTN Buzztime, Inc. and its wholly-owned subsidiaries: IWN, Inc., IWN, L.P., Buzztime Entertainment, Inc., NTN Wireless Communications, Inc., NTN Software Solutions, Inc., NTN Canada, Inc., NTN Buzztime, Ltd. and BIT Merger Sub Inc., all of which, other than NTN Canada, Inc. and BIT Merger Sub, Inc., are dormant subsidiaries. Unless otherwise indicated, references to the Company include its consolidated subsidiaries.

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

2.	COVID-19 Update

The negative impact of the COVID-19 pandemic on the restaurant and bar industry was abrupt and substantial, and the Company’s business, cash flows from operations and liquidity suffered, and continues to suffer, materially as a result. In many jurisdictions, including those in which the Company has many customers and prospective customers, restaurants and bars were ordered by the government to shut-down or close all on-site dining operations in the latter half of March 2020. Since then, governmental orders and restrictions impacting restaurants and bars in certain jurisdictions were eased or lifted as the number of COVID-19 cases decreased or plateaued, but as jurisdictions began experiencing a resurgence in COVID-19 cases, many jurisdictions reinstated such orders and restrictions, including mandating the shut-down of bars and the closing of all on-site dining operations of restaurants. The Company has experienced material decreases in subscription revenue, advertising revenue and cash flows from operations, which the Company expects to continue for at least as long as the restaurant and bar industry continues to be negatively impacted by the COVID-19 pandemic, and which may continue thereafter if restaurants and bars seek to reduce their operating costs or are unable to re-open even if restrictions within their jurisdictions are eased or lifted. For example, at its peak, approximately 70% of the Company’s customers had their subscriptions to our services temporarily suspended. As of December 31, 2020, approximately 19% of the Company’s customers remain on subscription suspensions.

The Company’s consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. Such estimates and assumptions affect, among other things, the allowance for doubtful accounts, site equipment to be installed, fixed assets, capitalized software development and right-of-use assets. Events and changes in circumstances that affect such estimates and assumptions after December 31, 2020, including those resulting from the impacts of the pandemic, will be reflected in future periods.

3.	Merger Agreement and Asset Purchase Agreement

Proposed Merger with Brooklyn Immunotherapeutics LLC

On August 12, 2020, the Company entered into an agreement and plan of merger and reorganization (the “Merger Agreement”) with Brooklyn Immunotherapeutics LLC (“Brooklyn”), a privately-held, biopharmaceutical company focused on exploring the role that cytokine-based therapy can have in treating patients with cancer. Pursuant to the Merger Agreement, subject to the satisfaction or waiver of the conditions set forth in the agreement, BIT Merger Sub, Inc., the Company’s wholly-owned subsidiary formed solely for purposes of carrying out the merger, will merge with and into Brooklyn, with Brooklyn surviving the merger as a wholly-owned subsidiary of the Company and Brooklyn’s members receiving newly issued shares of the Company’s common stock in exchange for their ownership interests in Brooklyn (the “Merger”). The Merger, if completed, will result in a change in control of the Company. If the Merger is completed, the Company expects to change its name to Brooklyn ImmunoTherapeutics, Inc. and the combined company will focus on Brooklyn’s business of exploring the role that cytokine-based therapy can have on the immune system in treating patients with cancer. Upon completion of the Merger, the board of directors of the combined company is expected to consist entirely of individuals designated by Brooklyn and the officers of the combined company are expected to be members of Brooklyn’s current management team.

If the Merger is completed, at the effective time of the Merger, Brooklyn’s members will exchange their equity interests in Brooklyn for shares of the Company’s common stock representing between approximately 94.08% and 96.74% of the outstanding common stock of the Company immediately following the effective time of the Merger on a fully diluted basis (less a portion of such shares which will be allocated to Brooklyn’s banker, Maxim, in respect of the success fee owed to it by Brooklyn), and the Company’s stockholders as of immediately prior to the effective time, will own between approximately 5.92% and 3.26% of the outstanding common stock of the Company immediately after the effective time of the Merger on a fully diluted basis. The exact number of shares to be issued in the Merger will be determined pursuant to a formula in the Merger Agreement that takes into account the amount of Brooklyn’s cash and cash equivalents as of the closing of the Merger and the amount by which the Company’s net cash is less than zero at the closing.

Proposed Asset Sale to eGames.com Holdings LLC

When the Company announced the signing of the Merger Agreement, it also announced that it was continuing to explore the sale of substantially all of the assets relating to its current business to provide additional capital and allow the combined company following the closing of the Merger, if it closes, to be in a position to focus exclusively on Brooklyn’s business.

On September 18, 2020, the Company and eGames.com Holdings LLC (“eGames.com”) entered into an asset purchase agreement (as amended from time to time, the “APA”) pursuant to which, subject to the terms and conditions thereof, the Company will sell and assign (the “Asset Sale”) all of its right, title and interest in and to the assets relating to its current business (the “Purchased Assets”) to eGames.com. The Purchased Assets comprise substantially all of the Company’s assets. At the closing of the Asset Sale, in addition to assuming specified liabilities of the Company, eGames.com will pay the Company $2.0 million in cash. In connection with entering into the APA, the sole owner of eGames.com absolutely, unconditionally and irrevocably guaranteed to the Company the full and prompt payment when due of any and all amounts, from time to time, payable by eGames.com under the APA.

In connection with entering into the APA, Fertilemind Management, LLC, an affiliate of eGames.com (“Fertilemind”), on behalf of eGames.com, made a $1.0 million bridge loan to the Company. On November 19, 2020, the Company, eGames.com and Fertilemind entered into an omnibus amendment and agreement pursuant to which, among other things, eGames.com agreed to provide, or cause Fertilemind, on behalf of eGames.com, to provide, an additional $0.5 million bridge loan to the Company on December 1, 2020, and the parties agreed to increase the interest rate on the $1.0 million bridge loan Fertilemind made to the Company in September 2020 from 8% to 10% effective December 1, 2020. Fertilemind provided the $0.5 million bridge loan to the Company on December 1, 2020. On January 12, 2021, the Company, eGames.com and Fertilemind entered into a second omnibus amendment and agreement pursuant to which, among other things, eGames.com agreed to provide, or cause Fertilemind, on behalf of eGames.com, to provide an additional $0.2 million bridge loan to the Company on January 12, 2021. Fertilemind provided the $0.2 million bridge loan to the Company on January 12, 2021. The principal and accrued interest of each of the loans provided by Fertilemind to the Company will be applied toward the $2.0 million purchase price at the closing of the Asset Sale.

4.	Live Hosted Trivia Asset Sale

On January 13, 2020, the Company entered into an asset purchase agreement with Sporcle, Inc., a Delaware corporation (“Sporcle”), pursuant to which the Company agreed to sell to Sporcle all of its assets necessary for Sporcle to conduct the live-hosted knowledge-based trivia events known as Stump! Trivia and OpinioNation for $1,360,000 in gross proceeds. On the closing date of the transaction (January 31, 2020), the Company received $1,260,000. The remaining $100,000 was being held back until the one-year anniversary of the closing date, or January 31, 2021, to satisfy indemnification claims, if any, for which the Company is liable. In August 2020, the Company and Sporcle entered into an agreement and amendment to the asset purchase agreement to change the end of the indemnification period from January 31, 2021 to August 31, 2020 in exchange for a $40,000 reduction to the $100,000 holdback amount. On September 1, 2020, the Company received the $60,000 holdback amount. The Company recorded a net gain of approximately $1,225,000 on this asset sale.

5.	Going Concern Uncertainty

In connection with preparing its financial statements as of and for the year ended December 31, 2020, the Company’s management evaluated whether there are conditions or events, considered in the aggregate, that are known and reasonably knowable that would raise substantial doubt about the Company’s ability to continue as a going concern through twelve months after the date that such financial statements are issued. During the year ended December 31, 2020, the Company incurred a net loss of $4,415,000. As of December 31, 2020, the Company had $777,000 of cash, total debt outstanding of $2,032,000, and negative working capital of $636,000. The total debt outstanding consists of $532,000 of principal outstanding under the loan the Company received in April 2020 under the Paycheck Protection Program and $1,500,000 of principal outstanding under the loans the Company received in connection with entering into the APA, as amended, which, if the closing of the Asset Sale occurs, will be applied toward the $2.0 million purchase price eGames.com will owe the Company at the closing of the Asset Sale. See Note 2 for more information on the Asset Sale. In November 2020, the Company was informed that approximately $1,093,000 of the $1,625,100 loan under the Paycheck Protection Program would be forgiven, leaving a principal balance of approximately $532,000. All amounts owing under the loan and security agreement with Avidbank were paid on December 31, 2020, when the term loan matured, and Avidbank released its security interest in all of the Company’s existing personal property.

As a result of the impact of the COVID-19 pandemic on the Company’s business and taking into account its current financial condition and its existing sources of projected revenue and cash flows from operations, the Company believes it will have sufficient cash resources to pay forecasted cash outlays only through mid-March 2021, assuming the Company is able to continue to successfully manage its working capital deficit by managing the timing of payments to its vendors and other third parties.

Based on the factors described above, management concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern through the twelve-month period subsequent to the issuance date of these financial statements. The Company needs to complete the Merger or the Asset Sale or raise capital to meet its debt service obligations and fund its working capital needs. The Company currently has no arrangements for such capital and no assurances can be given that it will be able to raise such capital when needed, on acceptable terms, or at all.

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

6.	Summary of Significant Accounting Policies and Estimates

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

Assessments of Functional Currencies—The United States dollar is the Company’s functional currency, except for its operations in Canada where the functional currency is the Canadian dollar. The financial position and results of operations of the Canadian subsidiary is measured using the foreign subsidiary’s local currency as the functional currency. In accordance with Accounting Standards Codification (“ASC”) No. 830, Foreign Currency Matters, revenues and expenses of its foreign subsidiary have been translated into U.S. dollars at weighted average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded as a separate component of shareholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the years ended December 31, 2020 and 2019, the Company recorded $16,000 and $48,000 of foreign currency transaction losses, respectively, due to settlements of intercompany transactions, re-measurement of intercompany balances with its Canadian subsidiary and other non-functional currency denominated transactions, which are included in other income (expense) in the accompanying consolidated statements of operations. Fluctuations in the rate of exchange between the U.S. dollar and Canadian dollar may affect the Company’s results of operations and period-to-period comparisons of its operating results. The Company does not currently engage in hedging or similar transactions to reduce these risks. For the year ended December 31, 2020, the net impact to the Company’s results of operations from the effect of exchange rate fluctuations was immaterial.

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

Site Equipment to be Installed — Site equipment to be installed consists of fixed assets related to the Company’s tablet platform that have not yet been placed in service and are stated at cost. Such equipment includes the Classic Playmaker, tablets, other associated electronics and the computers located at customer’s sites. These assets remain in site equipment to be installed until installed at the Company’s customer sites, at which point, the cost of the deployed site equipment is reclassified to fixed assets and depreciated over the estimated useful life. The Company evaluates the recoverability of site equipment to be installed for impairment whenever events or circumstances indicate that the carrying amounts of such assets may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset or asset group to estimated undiscounted future net cash flows expected to be generated. If the carrying amount of the asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. During the year ended December 31, 2020 and 2019, the Company recognized a loss of approximately $307,000 and $591,000, respectively, for the disposition of site equipment to be installed for which the Company did not expect to generate future cash flows.

Fixed Assets — Fixed assets are recorded at cost. Equipment under finance leases is recorded at the present value of future minimum lease payments. The Company evaluates the recoverability of its fixed assets for impairment whenever events or circumstances indicate that the carrying amounts of such assets may not be recoverable. If the carrying amount of the asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. During the year ended December 31, 2020, the Company recognized a loss of approximately $54,000 of fixed assets related to deployed site equipment in the ordinary course of business. As discussed further in Note 16, the Company terminated its lease for its corporate headquarters and vacated the facility as of June 30, 2020. As a result, during the year ended December 31, 2020, the Company wrote-off approximately $890,000 of unamortized tenant improvement allowance that is recorded as part of the gain on termination of lease, as well as approximately $87,000 in leasehold improvement assets and $197,000 in furniture and fixtures and the Company’s vehicle. During the year ended December 31, 2019, total loss for the disposition of fixed assets was approximately $127,000.

Depreciation of fixed assets is computed using the straight-line method over the estimated useful lives of the assets. Depreciation of leasehold improvements and fixed assets under finance leases is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the lease period.

The Company incurs a relatively significant level of depreciation expense in relation to its operating income. The amount of depreciation expense in any fiscal year is largely related to the equipment located at the Company’s customers’ sites. Such equipment is depreciated over one to three years based on the shorter of the contractual finance lease period or the estimated useful life, which considers anticipated technology changes. Machinery and equipment are depreciated over three to five years. If the Company’s fixed assets turn out to have longer lives, on average, than estimated, then its depreciation expense would be significantly reduced in those future periods. Conversely, if the fixed assets turn out to have shorter lives, on average, than estimated, then its depreciation expense would be significantly increased in those future periods. As of December 31, 2020, the Company determined there were no changes to the estimated useful lives for any of its assets.

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

Revenue Recognition—The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) No. 606, Revenue from Contracts with Customers.

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

Revenue Streams

The Company disaggregates revenue by material revenue stream as follows:

	Years ended December 31,
	2020		2019
	$	% of Total Revenue	$	% of Total Revenue
Subscription revenue	4,882,000	84.2%	14,278,000	72.1%
Hardware revenue	426,000	7.3%	2,350,000	11.9%
Other revenue	492,000	8.5%	3,178,000	16.0%
Total	5,800,000	100.0%	19,806,000	100.0%

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

Sales-type Lease Revenue – For certain customers that lease equipment under sale-type lease arrangements, the Company recognizes revenue in accordance with ASC No. 842, Leases. Such revenue is recognized at the time of installation based on the net present value of the leased equipment. Interest income is recognized over the life of the lease for customers who have remaining lease payments to make. In the event a customer under a sales-type lease arrangement prepays for the lease in full prior to receiving the equipment under the lease, such amounts are recorded in deferred revenue and recognized as revenue once the equipment has been installed and activated at the customer’s location. The cost of the leased equipment is recognized at the same time as the revenue. The Company has not recognized revenue under sales-type lease arrangements after the year ended December 31, 2019 and does not expect to in the future.

Equipment Sales – The Company recognizes revenue from equipment sales at a point in time, which is when control has been transferred to the customer, the customer holds legal title and the customer has significant risks and rewards of ownership. Generally, the Company has determined that any customer acceptance provisions of the equipment is a formality, as the Company has historically demonstrated the ability to produce and deliver similar equipment. If the Company sells equipment with unique specifications, then customer control of the equipment will occur upon customer acceptance as defined in the contract, and revenue will be recognized at that time. Costs associated with the equipment sold is recognized at the same point in time as the revenue. The Company expects to recognize an immaterial amount of equipment sales revenue in the future.

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

Revenue Concentrations

The Company’s customers predominantly range from small independently operated bars and restaurants to bars and restaurants operated by national chains. This results in diverse venue sizes and locations. During 2019, the Company’s agreements with Buffalo Wild Wings corporate-owned restaurants and most of its franchisees ended in November 2019 in accordance with their terms. As a result, the Company ended 2019 with 1,440 sites. As of December 31, 2020, the number of sites declined to 1,036 venues, primarily due to customers terminating their subscriptions or going out of business relating to the effects of the COVID-19 pandemic on their business.

The table below sets forth the approximate amount of revenue the Company generated from Buffalo Wild Wings corporate-owned restaurants and its franchisees during the years ended December 31, 2020 and 2019, and the percentage of total revenue that such amount represents for such periods:

	Year Ended December 31,
	2020	2019
Buffalo Wild Wings revenue	$199,000	$6,820,000
Percent of total revenue	3%	34%

As of December 31, 2020 and 2019, approximately $112,000 and $158,000, respectively, was included in gross accounts receivable from Buffalo Wild Wings corporate-owned restaurants and its franchisees.

The geographic breakdown of the Company’s revenue for the years ended December 31, 2020 and 2019 were as follows:

	Year Ended December 31,
	2020	2019
United States	$5,480,000	$19,153,000
Canada	320,000	653,000

Total	$5,800,000	$19,806,000

Contract Assets and Liabilities

The Company enters into contracts and may recognize contract assets and liabilities that arise from these contracts. The Company recognizes revenue and corresponding cash for customers who auto pay via their bank account or credit card, or the Company recognizes a corresponding accounts receivable for customers the Company invoices. The Company may receive consideration from customers, per the terms of the contract, prior to transferring goods or services to the customer. In such instances, the Company records a contract liability and recognizes the contract liability as revenue when all revenue recognition criteria are met. The table below shows the balance of contract liabilities as of January 1, 2020 and December 31, 2020, including the change during the period.

Deferred Revenue
Balance at January 1, 2020	$460,000
New performance obligations	218,000
Revenue recognized	(600,000)
Balance at December 31, 2020	78,000
Less non-current portion	(2,000)
Current portion at December 31, 2020	$76,000

The Company capitalizes installation costs associated with installing equipment in a customer location and sales commissions as a deferred cost asset on the balance sheet. For installation costs that are of an amount that is less than or equal to the deferred installation revenue for the related contract, the amortization period approximates the longer of the contract term and the expected term of the customer relationship. For any excess installation costs that exceed the deferred revenue, the amortization period of the excess cost is the initial term of the contract, which is generally one to two years because the Company can still recover that excess cost in the initial term of the contract. The Company amortizes commission costs over the longer of the contract term and the expected term of the customer relationship. The table below shows the balance of the unamortized installation cost and sales commissions as of January 1, 2020 and December 31, 2020, including the change during the period.

	Installation Costs	Sales Commissions	Total Deferred Costs
Balance at January 1, 2020	$187,000	$87,000	$274,000
Incremental costs deferred	98,000	70,000	168,000
Deferred costs recognized	(233,000)	(137,000)	(370,000)
Balance at December 31, 2020	52,000	20,000	72,000

Research and Development— Research and development costs, which include the cost of equipment the Company is evaluating for future integration or use, are expensed as incurred. For the years ended December 31, 2020 and 2019, research and developments costs totaled $2,000 and $26,000, respectively, and are included in selling, general and administrative expense.

Software Development Costs—The Company capitalizes costs related to developing certain software products in accordance with ASC No. 350. The Company recognizes costs related to interactive programs on a straight-line basis over the programs’ estimated useful lives, generally two to three years. Amortization expense relating to capitalized software development costs totaled $551,000 and $519,000 for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, approximately $123,000 and $177,000, respectively, of capitalized software costs were not subject to amortization as the development of various software projects was not complete.

The Company performed its annual review of software development projects for the years ended December 31, 2020 and 2019, and determined to abandon various software development projects that the Company concluded were no longer a current strategic fit or for which it determined that the marketability of the content had decreased due to obtaining additional information regarding the specific industry for which the content was intended. As a result, for the year ended December 31, 2020 and 2019, the Company recognized an impairment charge of $248,000 and $550,000, respectively. Impairment of capitalized software is shown separately on the Company’s consolidated statement of operations.

Advertising Costs – There were no marketing-related advertising costs for the either of the years ended December 31, 2020 or 2019.

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

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes. This ASU enhances and simplifies various aspect of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year and interim-period accounting for enacted changes in tax law. The amendment is effective for public companies with fiscal years beginning after December 15, 2020, (which was January 1, 2021 for the Company); early adoption is permitted. The Company does not expect that the adoption of this accounting standard update to have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which supersedes current guidance requiring recognition of credit losses when it is probable that a loss has been incurred. The ASU requires an entity to establish an allowance for estimated credit losses on financial assets, including trade and other receivables, at each reporting date. This ASU will result in earlier recognition of allowances for losses on trade and other receivables and other contractual rights to receive cash. For smaller reporting companies, the effective date for this standard has been delayed and will be effective for fiscal years beginning after December 15, 2022 (which will be January 1, 2023 for the Company). The Company is evaluating the impact that the adoption of this accounting standard update will have on its consolidated financial statements.

7.	Restricted Cash

At the commencement date of the Company’s lease for its corporate headquarters on December 1, 2018, the Company’s primary lender, Avidbank, issued a $250,000 letter of credit to the lessor as security, which amount was reduced by $50,000 to $200,000 on December 1, 2019 and was to be reduced by the same amount December 1 of each year thereafter, provided there has been no default under the lease. Avidbank required the Company to deposit $250,000 in a restricted cash account maintained with the bank, which amount was and would be reduced as the amount required under the letter of credit is reduced. The Company recorded the $250,000 deposit as restricted cash on its balance sheet, with $50,000 plus any earned interest being recorded in short-term restricted cash and the balance being recorded in long-term restricted cash.

In June 2020, the Company terminated its lease for its corporate headquarters, and as part of the consideration to the lessor for the early least termination, the lessor received the $200,000 of restricted cash provided for under the letter of credit in July 2020. (See Note 16 for more information on the lease termination.)

8.	Fixed Assets, Net

Fixed assets are recorded at cost and consist of the following at December 31, 2020 and 2019:

	As of December 31,
	2020	2019
Site equipment	$7,830,000	$8,856,000
Machinery and equipment	1,423,000	1,570,000
Furniture and fixtures	-	314,000
Leasehold improvements	-	1,240,000
Vehicle	-	15,000
	9,253,000	11,995,000

Accumulated depreciation and amortization	(8,751,000)	(9,173,000)
Total	$502,000	$2,822,000

Depreciation expense totaled $1,188,000 and $2,358,000 for the years ended December 31, 2020 and 2019, respectively.

The geographic breakdown of the Company’s long-term tangible assets for the last two fiscal years were as follows:

	As of December 31,
	2020	2019
United States	$487,000	$2,760,000
Canada	15,000	62,000
Total fixed assets	$502,000	$2,822,000

9.	Goodwill

The Company’s goodwill balance of $696,000 as of December 31, 2019 related to the excess of costs over the fair value of assets the Company acquired in 2003 related to its Canadian business (the “Reporting Unit”). In the Company’s evaluation of impairment indicators as of March 31, 2020, it determined that the uncertainty relating to the impact of the COVID-19 pandemic on the Reporting Unit’s future operating results represented an indicator of impairment. Accordingly, the Company compared the estimated fair value of the Reporting Unit to its carrying value at March 31, 2020, determined that a full impairment loss was warranted and recognized an impairment charge of $662,000 for the three months ended March 31, 2020. No further evaluations are necessary after March 31, 2020.

In addition to the impairment loss recognized, fluctuations in the amount of goodwill shown on the accompanying balance sheets can occur due to changes in the foreign currency exchange rates used when translating NTN Canada’s financial statement from Canadian dollars to US dollars during consolidation. The following table shows the changes in the carrying amount of goodwill for the year ended December 31, 2020.

Goodwill balance at January 1, 2020	$696,000
Activity for the three months ended March 31, 2020
Effects of foreign currency	(34,000)
Goodwill impairment	(662,000)
Goodwill balance at December 31, 2020	$-

10.	Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to the short maturity of these instruments. The carrying value of the Company’s debt approximates fair value as interest rates approximate market rates for similar types of borrowing arrangements.

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

During the year ended December 31, 2020, there were no assets or liabilities that were measures at fair value on a recurring or non-recurring basis. There were no transfers between fair value measurement levels during the year ended December 31, 2020.

11.	Credit Risk

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

12.	Basic and Diluted Earnings Per Common Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, without consideration of potential common shares. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding plus potential common shares. Stock options, restricted stock units, and other convertible securities are considered potential common shares and are included in the calculation of diluted net loss per share using the treasury method when their effect is dilutive. Options, restricted stock units and convertible preferred stock representing approximately 201,000 and 210,000 shares of common stock were excluded from the computations of diluted net loss per common share for the years ended December 31, 2020 and 2019, respectively, as their effect was anti-dilutive.

13.	Shareholders’ Equity

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

At the Company’s 2019 Annual Meeting of Stockholders, the Company’s stockholders approved the 2019 Plan, which provides for the issuance of up to 240,000 shares of Company common stock. Awards the under the 2019 Plan may be granted to officers, directors, employees and consultants of the Company. Stock options granted under the 2019 Plan may either be incentive stock options or nonqualified stock options, have a term of up to ten years, and are exercisable at a price per share not less than the fair market value on the date of grant. As of December 31, 2020, there were stock options to purchase approximately 2,000 shares of common stock and 82,000 restricted stock units outstanding under the 2019 Plan.

As a result of stockholder approval of the 2019 Plan, no future grants will be made under the 2010 Plan. All awards that are outstanding under the 2010 Plan will continue to be governed by the 2010 Plan until they are exercised or expire in accordance with the terms of the applicable award or the 2010 Plan. As of December 31, 2020, there were stock options to purchase approximately 24,000 shares of common stock and 9,000 restricted stock units outstanding under the 2010 Plan.

The 2014 Plan provides for the grant of up to 85,000 share-based awards to a new employee as an inducement material to the new employee entering into employment with the Company and expires in September 2024. As of December 31, 2020, there were no stock options or restricted stock units outstanding under the 2014 Plan.

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

The following weighted-average assumptions were used for grants issued during 2019 under the ASC No. 718 requirements:

2019
Weighted average risk-free rate	1.68%
Weighted average volatility	105.53%
Dividend yield	0.00%
Expected term	5.37 years

There were no stock option grants issued during the year ended December 31, 2020.

The Company estimates forfeitures, based on historical activity, at the time of grant and revised if necessary in subsequent periods if actual forfeiture rates differ from those estimates. Stock-based compensation expense for employees during the years ended December 31, 2020 and 2019 was $199,000 and $206,000, respectively, and is expensed in selling, general and administrative expenses and credited to the additional paid-in-capital account.

Stock Option Activity

The following table summarizes stock option activities for the years ended December 31, 2020 and 2019:

	Outstanding Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding January 1, 2019	147,000	$18.20	6.08	$-
Granted	3,000	3.15	-	-
Cancelled	(6,000)	13.32	-	-
Forfeited	(2,000)	6.24	-	-
Outstanding December 31, 2019	142,000	18.26	5.14	-
Cancelled	(115,000)	17.55	-	-
Forfeited	(1,000)	8.09	-	-
Outstanding December 31, 2020	26,000	$21.76	4.56	$-

Options vested and exercisable at December 31, 2020	26,000	$21.76	4.56	$-

The per-share weighted average grant-date fair value of stock options granted during the year ended December 31, 2019 and $2.49. There were no stock options granted during the year ended December 31, 2020.

As of December 31, 2020, all stock options were fully vested and there was no unamortized stock based compensation expense remaining. A deferred tax asset generally would be recorded related to the expected future tax benefit from the exercise of the non-qualified stock options. However, due to a history of net operating losses (“NOLs”), a full valuation allowance has been recorded related to the tax benefit for non-qualified stock options.

Restricted Stock Unit Activity

Outstanding restricted stock units (“RSUs”) are settled in an equal number of shares of common stock on the vesting date of the award. A stock unit award is settled only to the extent vested. Vesting generally requires the continued employment or service by the award recipient through the respective vesting date. Because RSUs are settled in an equal number of shares of common stock without any offsetting payment by the recipient, the measurement of cost is based on the quoted market price of the stock at the measurement date, which is the grant date. During the years ended December 31, 2020 and 2019, the Company granted approximately 172,000 and 77,000 RSUs, respectively. The weighted average grant date fair value of the restricted stock units awarded during the years ended December 31, 2020 and 2019 was $2.51 and $3.35, respectively.

During the year ended December 31, 2019, 30,000 of the 77,000 RSUs granted for the period were awarded as a performance-based award granted to the Company’s former chief executive officer in connection with his resignation. The award would have vested in full upon the effective date of a change in control transaction in which an individual, entity or group acquired all of the Company’s then-outstanding equity interests on or before March 17, 2020, or in which an individual, entity or group acquired 51% of our then-outstanding equity interests on or before March 17, 2020, and then that same individual, entity or group acquired the remaining equity so that it held all of the Company’s then-outstanding equity interests on or before June 17, 2020. Continuing service was not required for vesting to occur. Because a change in control is not considered probable until a change in control occurs, and because the change in control did not occur as discussed above, the Company did not recognize stock compensation expense on this award and this award expired unvested.

In connection with the resignation of the Company’s former chief executive officer, the vesting of 10,000 of his RSUs was accelerated, 5,000 in September 2019 and 5,000 in October 2019. The modification of this award resulted in the Company recognizing stock compensation expense for the accelerated vesting of RSUs in the period in which the accelerated vesting occurred.

With the exception of the performance-based award and the acceleration of vesting of RSUs discussed above, RSUs typically vest over a period of two to three years, generally in monthly or quarterly increments. Some awards may have an initial cliff period of six months before the monthly vesting begins. All outstanding RSUs as of December 31, 2020 are subject to accelerated vesting in the event of a change in control.

The following table summarizes restricted stock unit activity for the years ended December 31, 2020 and 2019:

	Outstanding Restricted Stock Units	Weighted Average Fair Value per Share
January 1, 2019	61,000	$4.94
Granted	77,000	3.35
Released	(38,000)	4.09
Canceled	(43,000)	4.17
December 31, 2019	57,000	$3.57
Granted	172,000	2.51
Released	(58,000)	3.05
Cancelled	(80,000)	2.65
December 31, 2020	91,000	$2.71

Balance expected to vest at December 31, 2020	78,000

Under the 2010 Plan, in lieu of paying cash to satisfy withholding taxes due upon the settlement of vested restricted stock units, an employee may elect to have shares of common stock withheld that would otherwise be issued at settlement, the value of which is equal to the amount of withholding taxes payable. During the years ended December 31, 2020 and 2019, approximately 58,000 and 38,000 restricted stock units vested and were settled, respectively, and as a result of employees electing to satisfy applicable withholding taxes by having the Company withhold shares, approximately 42,000 and 26,000 shares of common stock were issued, respectively.

Cumulative Convertible Preferred Stock

The Company has authorized 156,000 shares of preferred stock, all of which is designated as Series A Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”), and all of which were issued and outstanding as of December 31, 2020 and 2019.

The Series A Preferred Stock provides for a cumulative annual dividend of $0.10 per share, payable in semi-annual installments in June and December. Dividends may be paid in cash or with shares of common stock. The Company paid approximately $16,000 in cash for payment of dividends in each of the years ended December 31, 2020 and 2019.

The Series A Preferred Stock has no voting rights and has a $1.00 per share liquidation preference over common stock. The registered holder has the right at any time to convert shares of Series A Preferred Stock into that number of shares of common stock that equals the number of shares of Series A Preferred Stock that are surrendered for conversion divided by the conversion rate. At December 31, 2020, the conversion rate was 1.8563 and, based on that conversion rate, one share of Series A Convertible Preferred Stock would have converted into approximately 0.54 shares of common stock, and all the outstanding shares of the Series A Convertible Preferred Stock would have converted into approximately 84,000 shares of common stock in the aggregate. There were no conversions during either of the years ended December 31, 2020 and 2019. There is no mandatory conversion term, date or any redemption features associated with the Series A Preferred Stock. The conversion rate will adjust under the following circumstances:

1.	If the Company (a) pays a dividend or makes a distribution in shares of its common stock, (b) subdivides its outstanding shares of common stock into a greater number of shares, (c) combines its outstanding shares of common stock into a smaller number of shares, or (d) issues by reclassification of its shares of common stock any shares of its common stock (other than a change in par value, or from par value to no par value, or from no par value to par value), then the conversion rate in effect immediately prior to the applicable event will be adjusted so that the holders of the Series A Convertible Preferred Stock will be entitled to receive the number of shares of common stock which they would have owned or have been entitled to receive immediately following the happening of the event, had the Series A Convertible Preferred Stock been converted immediately prior to the record or effective date of the applicable event.

2.	If the outstanding shares of the Company’s common stock are reclassified (other than a change in par value, or from par value to no par value, or from no par value to par value, or as a result of a subdivision, combination or stock dividend), or if the Company consolidates with or merge into another corporation and the Company is not the surviving entity, or if the Company sells all or substantially all of its property, assets, business and goodwill, then the holders of the Series A Convertible Preferred Stock will thereafter be entitled upon conversion to the kind and amount of shares of stock or other equity securities, or other property or assets which would have been receivable by such holders upon such reclassification, consolidation, merger or sale, if the Series A Convertible Preferred Stock had been converted immediately prior thereto.

3.	If the Company issues common stock without consideration or for a consideration per share less than the then applicable Equivalent Preference Amount (as defined below), then the Equivalent Preference Amount will immediately be reduced to the amount determined by dividing (A) an amount equal to the sum of (1) the number of shares of common stock outstanding immediately prior to such issuance multiplied by the Equivalent Preference Amount in effect immediately prior to such issuance and (2) the consideration, if any, received by the Company upon such issuance, by (B) the total number of shares of common stock outstanding immediately after such issuance. The “Equivalent Preference Amount” is the value that results when the liquidation preference of one share of Series A Convertible Preferred Stock (which is $1.00) is multiplied by the conversion rate in effect at that time; thus the conversion rate applicable after the adjustment in the Equivalent Preference Amount as described herein will be the figure that results when the adjusted Equivalent Preference Amount is divided by the liquidation preference of one share of Series A Convertible Preferred Stock.

14.	Income Taxes

For each of the years ended December 31, 2020 and 2019, current tax provisions and current deferred tax provisions were recorded as follows:

	Years ended December 31,
	2020	2019
Current Tax Provision
Federal	$-	$-
State	(14,000)	(25,000)
Foreign	5,000	2,000
	(9,000)	(23,000)
Deferred Tax Provision
Federal	-	-
State	(12,000)	2,000
Foreign	27,000	(6,000)
	15,000	(4,000)
Total Tax Provision
Federal	-	-
State	(26,000)	(23,000)
Foreign	32,000	(4,000)
	$6,000	$(27,000)

The net deferred tax assets and liabilities have been reported in other liabilities in the consolidated balance sheets at December 31, 2020 and 2019 as follows:

	As of December 31,
	2020	2019
Deferred Tax Assets:
NOL carryforwards	$1,873,000	$14,730,000
UK NOL carryforwards	572,000	552,000
Allowance for doubtful accounts	193,000	92,000
Compensation and vacation accrual	-	57,000
Operating accruals	-	6,000
Research and experimentation, AMT and foreign tax credits	126,000	126,000
Texas margin tax credit	91,000	106,000
Fixed assets and intangibles	397,000	-
Lease liabilities	9,000	854,000
Other	704,000	846,000
Total gross deferred tax assets	3,965,000	17,369,000
Valuation allowance	(3,516,000)	(16,218,000)
Net deferred tax assets	449,000	1,151,000

Deferred Tax Liabilities:
Capitalized software	354,000	497,000
Right of use assets	10,000	544,000
Fixed assets and intangibles	-	45,000
Foreign	47,000	47,000
Other	4,000	-
Total gross deferred liabilities	415,000	1,133,000
Net deferred taxes	$34,000	$18,000

The reconciliation of computed expected income taxes to effective income taxes by applying the federal statutory rate of 21% is as follows:

	As of December 31,
	2020	2019
Tax at federal income tax rate	$930,000	$424,000
State provision	(26,000)	(23,000)
Foreign tax differential	35,000	(2,000)
Change in valuation allowance	(939,000)	(429,000)
Permanent items	6,000	3,000
Total Provision	$6,000	$(27,000)

The net change in the total valuation allowance for the year ended December 31, 2020 was an increase of approximately $939,000. The net change in the total valuation allowance for the year ended December 31, 2019 was an increase of approximately $429,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and planning strategies in making this assessment. Based on the level of historical operating results and projections for the taxable income for the future, management has determined that it is more likely than not that the portion of deferred taxes not utilized through the reversal of deferred tax liabilities will not be realized. Accordingly, the Company has recorded a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.

At December 31, 2020, the Company has available net operating loss (“NOL”) carryforwards of approximately $5,310,000 for federal income tax purposes. The NOL carryforwards for state purposes are approximately $16,051,000. There can be no assurance that the Company will ever be able to realize the benefit of some or all of the federal and state loss carryforwards due to continued operating losses. Further, the Company performed an analysis as of December 31, 2020 to determine limitations on its ability to utilize NOL carryforwards under Section 382 of the Internal Revenue Code of 1986, as amended (“IRC”) resulting from any changes in ownership. This analysis indicates that an ownership change occurred on June 9, 2020 that would limit the use of approximately $61,965,000 of NOLs. Under IRC Section 382 and similar state provisions, ownership changes will limit the annual utilization of net operating loss carryforwards existing prior to a change in control that are available to offset future taxable income. Such limitations have reduced the gross deferred tax assets disclosed in the table above related to the NOL carryforwards by an estimated $11,021,000. The Company discloses the NOL carryforwards at their 382 limitation amount in the table above as potential limitation has been quantified. The Company has also established a full valuation allowance for substantially all deferred tax assets, including the NOL carryforwards, since the Company could not conclude that it was more likely than not that it would be able to generate future taxable income to realize these assets.

The Merger described in Note 3 above will likely result in an ownership change for purposes of Section 382, but no formal analysis is expected to be undertaken in this regard.

In addition, the Company has approximately $114,000 of state tax credit tax carryforwards that expire in the years 2021 through 2027.

The deferred tax assets as of December 31, 2020 include a deferred tax asset of $439,000 representing NOLs arising from the exercise of stock options by Company employees for 2005 and prior years. To the extent the Company realizes any tax benefit for the NOLs attributable to the stock option exercises, such amount would be credited directly to stockholders’ equity.

United States income taxes were not provided on unremitted earnings from non-United States subsidiaries. Such unremitted earnings are considered to be indefinitely reinvested and determination of the amount of taxes that might be paid on these undistributed earnings is not practicable.

The Company and its subsidiaries are subject to federal income tax as well as income tax of multiple state jurisdictions. With few exceptions, the Company is no longer subject to income tax examination by tax authorities in major jurisdictions for years prior to 2016. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where NOLs were generated and carried forward, and make adjustments up to the amount of the carryforwards. The Company is not currently under examination by the IRS or state taxing authorities.

15.	Long-term Debt

Term Loan

Under a loan and security agreement the Company entered into with Avidbank in September 2018, or the Original LSA, the Company borrowed $4,000,000 in the form of a 48-month term loan, all of which it used to pay-off the $4,050,000 of principal borrowed from its then-existing lender. In February 2020, the Company made a pre-payment on the term loan of approximately $150,000 following the sale in January 2020 of all its assets used to conduct live-hosted trivia events. In March 2020, the Company entered into an amendment to the Original LSA. In connection with entering into the amendment, the Company made a $433,000 payment on the term loan, which included the $83,333 monthly principal payment for March 2020 plus accrued interest and a $350,000 principal prepayment. All amounts owing under the term loan were paid on December 31, 2020, when the term loan matured, and Avidbank released its security interest in all of the Company’s existing personal property.

The Company incurred approximately $26,000 of debt issuance costs related to the Original LSA and the amendment to the LSA. The debt issuance costs were amortized to interest expense using the effective interest rate method over the life of the loan and were fully amortized as of December 31, 2020.

Paycheck Protection Program Loan

On April 18, 2020, the Company issued a note in the principal amount of approximately $1,625,000 evidencing a loan the Company received under the Paycheck Protection Program (the “PPP Loan”) of the Coronavirus Aid, Relief, and Economic Security Act administered by the U.S. Small Business Administration (the “CARES Act”). The PPP Loan bears interest at a rate of 1.0% per annum.

Under the terms of the Paycheck Protection Program, certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. In October 2020, the Company submitted its loan forgiveness application for the PPP Loan, and in November 2020, the lender informed the Company that the U.S Small Business Administration approved the forgiveness of approximately $1,093,000 of the $1,625,000 loan, leaving a principal balance of approximately $532,000. The unforgiven principal balance, plus accrued and unpaid interest, is due at the closing of the Asset Sale, if the Asset Sale occurs, or at the closing of the Merger, if the Merger occurs. If neither the Asset Sale nor the Merger occurs, the unforgiven principal balance, plus accrued and unpaid interest, is due at maturity, April 18, 2022. The Company began making monthly interest only payments on November 18, 2020. The Company may prepay the PPP Loan at any time with no prepayment penalties. As of December 31, 2020, the outstanding principal balance of the PPP Loan was approximately $532,000. (See Note 3 for more information on the Asset Sale and the Merger.)

Bridge Loans

In connection with entering into the APA, the Company issued to Fertilemind an unsecured promissory note (the “First Note”) in the principal amount of $1,000,000, evidencing a $1,000,000 loan received from Fertilemind on behalf of eGames.com. As described below, until December 1, 2020, the principal amount of the First Note accrued interest at the rate of 8% per annum (increasing to 15% per annum upon the occurrence of an event of default), compounded annually. On November 19, 2020, eGames.com agreed to loan, or cause Fertilemind, on behalf of eGames.com, to loan an additional $500,000 to the Company on December 1, 2020. Upon receipt of such $500,000 loan, on December 1, 2020, the Company issued a second unsecured promissory note (the “Second Note”) evidencing such loan. In connection with borrowing the additional $500,000 loan, the interest rate of the First Note increased from 8% to 10% beginning on December 1, 2020. On January 12, 2021, eGames.com agreed to loan, or cause Fertilemind, on behalf of eGames.com, to loan an additional $200,000 to the Company on January 12, 2021. Upon receipt of such $200,000 loan, on January 12, 2021, the Company issued a third unsecured promissory note (the “Third Note,” and together with the First Note and the Second Note, the “Bridge Notes”) evidencing such loan. The principal amount of the Second Note and the Third Note accrues interest at the rate of 10% per annum (increasing to 15% per annum upon the occurrence of an event of default), compounded annually. The principal amount of the Bridge Notes and accrued interest thereon is due and payable upon the earlier of (i) the termination of the APA, (ii) the closing of a Business Combination (as defined in the Bridge Notes), and (iii) April 30, 2021. Upon the closing of the Asset Sale, the outstanding principal amount of the Bridge Notes and all accrued and unpaid interest thereon will be applied against the purchase price under the APA, and the Bridge Notes will be extinguished. The Company may use the proceeds under the Bridge Notes for, among other things, the payment of obligations related to the transactions contemplated by the APA and the Merger and other general working capital purposes. As of December 31, 2020, the outstanding principal balance of the First Note and Second Note was $1,500,000 in the aggregate, and combined with the Third Note in January 2021, the outstanding principal balance of the Bridge Notes is currently $1,700,000. As of December 31, 2020, the Company recorded approximately $29,000 of accrued and unpaid interest related to the First Note and Second Note.

The Bridge Notes include customary events of default, including if any portion of either of the Bridge Notes is not paid when due; if the Company defaults in the performance of any other material term, agreement, covenant or condition of either of the Bridge Notes, subject to a cure period; if any final judgment for the payment of money is rendered against the Company and it does not discharge the same or cause it to be discharged or vacated within 90 days; if the Company makes an assignment for the benefit of creditors, if the Company generally does not pay its debts as they become due; if a receiver, liquidator or trustee is appointed for the Company, or if it is adjudicated bankrupt or insolvent. In the event of an event of default, the Bridge Notes will accelerate and become immediately due and payable at the option of the holder.

Interest expense related to total long-term debt for the years ended December 31, 2020 and 2019 was $118,000 and $236,000, respectively.

16.	Leases

As Lessee

The Company has an operating lease for its warehouse facility in Ohio. The warehouse lease requires the Company to pay utilities, insurance, taxes and other operating expenses. The Company terminated its lease for its corporate headquarters as of June 30, 2020, which is discussed further below. The Company also has property held under finance leases that expire at various dates through 2021. The Company’s leases do not contain any residual value guarantees or material restrictive covenants.

Upon adoption of ASC No. 842, Leases (“ASC No. 842”), the Company recognized on its consolidated balance sheet as of January 1, 2019 an initial measurement of approximately $3,458,000 of operating lease liabilities and approximately $2,336,000 of corresponding operating right-of use assets, net of tenant improvement allowances, the amounts of which were primarily related to the Company’s corporate headquarters. The initial measurement of the finance leases under ASC No. 842 did not have a material change from the balances of the finance lease liabilities and assets recorded prior to the adoption of ASC No. 842. There was also no cumulative effect adjustment to accumulated deficit as a result of the transition to ASC No. 842. The Company recorded the initial recognition of the operating leases as a supplemental noncash financing activity on the accompanying consolidated statement of cash flows. The adoption of ASC No. 842 did not have a material impact on the Company’s consolidated statement of operations.

Corporate Headquarters Lease Termination

As part of the Company’s on-going efforts to implement measures designed to reduce operating expenses and preserve capital as it continued to seek to mitigate the substantial negative impact of the COVID-19 pandemic on the Company’s business, on June 25, 2020, the Company entered into a Lease Termination, Surrender and Buy-Out Agreement (the “Lease Termination Agreement”) with Burke Aston Partners, LLC (the “Lessor”) to terminate, effective June 30, 2020, the lease dated July 26, 2018 for the Company’s corporate headquarters. Absent the Lease Termination Agreement, the lease would have expired in accordance with its terms in April 2026. Since January 1, 2020, the Company reduced its headcount from 74 to 22 employees, all of whom are currently working remotely, and the Company did not currently need a corporate headquarters of the size subject to that lease.

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

As a result of the lease termination, the Company recorded a gain on the termination of the lease of approximately $9,000 during the three months ended June 30, 2020, which includes writing off the remaining balances of the right-of-use asset of approximately $1,913,000 and the corresponding lease liability of approximately $3,135,000, applying the principal portion of past due rents to be paid in July 2020 of approximately $64,000, writing off of the unamortized tenant improvement allowance of approximately $890,000, and applying the security deposit of approximately $260,000.

Additionally, as part of the lease termination and vacating the facility, the Company recorded a loss on the disposal of fixed assets of approximately $282,000 during the three months ended June 30, 2020, which includes approximately $197,000 in furniture and fixtures and the Company’s vehicle, and $85,000 in other leasehold improvement assets.

The tables below show the initial measurement of the operating lease right-of-use assets and liabilities as of January 1, 2020 and the balances as of December 31, 2020, including the changes during the year.

Operating lease right-of-use assets
Operating lease right-of use assets at January 1, 2020	$2,101,000
Amortization of operating lease right-of-use assets	(173,000)
Addition of operating lease right-of -use asset	71,000
Write-off of right-of-use asset due to headquarters lease termination	(1,913,000)
Write-off of right-of-use asset related to other lease terminations	(50,000)
Operating lease right-of-use assets at December 31, 2020	$36,000

Operating lease liabilities
Operating lease liabilities at January 1, 2020	$3,300,000
Principal payments on operating lease liabilities	(165,000)
Addition of operating lease liability	71,000
Write-off of lease liability related to headquarters lease termination	(3,135,000)
Write-off of lease liability related to other lease terminations	(35,000)
Operating lease liabilities at December 31, 2020	36,000
Less non-current portion	-
Current portion at December 31, 2020	$36,000

As of December 31, 2020, the Company’s operating lease has a weighted-average remaining lease term of 0.8 years and a weighted-average discount rate of 5.0%. The maturity of the operating lease liability is as follows:

As of
December 31, 2020
2021	$37,000
Total operating lease payments	37,000
Less imputed interest	(1,000)
Present value of operating lease liabilities	$36,000

Total lease expense was approximately $294,000 and $542,000 for the twelve months ended December 31, 2020 and 2019, respectively. Lease expense was recorded in selling, general and administrative expenses.

The tables below show the beginning balances of the finance lease right-of-use assets and liabilities as of January 1, 2020 and the ending balances as of December 31, 2020, including the changes during the periods. The Company’s finance lease right-of-use assets are included in “Fixed assets, net” on the accompanying consolidated balance sheet.

Finance lease right-of-use assets
Initial measurement at January 1, 2020	$41,000
Less depreciation of Finance lease right-of-use assets	(21,000)
Finance lease right-of-use assets at December 31, 2020	$20,000

Finace lease liabilities
Initial measurement at January 1, 2020	$41,000
Less principal payments on Finance lease liabilities	(19,000)
Finance lease liabilities as of December 31, 2020	22,000
Less non-current portion	-
Current portion at December 31, 2020	$22,000

As of December 31, 2020, the Company’s finance leases have a weighted-average remaining lease term of 0.9 years and a weighted-average discount rate of 5.52%. The maturities of the finance lease liabilities are as follows:

As of
December 31, 2020
2021	22,000
Total Finance lease payments	22,000
Less imputed interest	-
Present value of Finance lease liabilities	$22,000

For the years ended December 31, 2020 and 2019, total lease costs under finance leases were approximately $21,000 and $48,000, respectively.

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

Sales-type leases. As with the contracts under right-of-use operating leases, certain customers enter into contracts to obtain subscription services from the Company, which includes the Company’s content (nonlease component) and equipment installed in the customer locations so the customer can access the content (lease component). Generally, the equipment lease term is for three years and the customer prepays its lease in full. After the lease term, the lessee may purchase the equipment for a nominal fee or lease new equipment. Although the timing and pattern of the transfer of both the subscription services and the equipment may be the same, the provisions of the contract related to the equipment results in a sales-type lease, and therefore, the Company cannot treat both the nonlease component and the lease component as a combined component. Accordingly, the nonlease component is accounted for under Topic 606 and the sales-type lease is accounted for under Topic 842 and separately disaggregated on the Company’s statement of operations. Since November 2019, the Company no longer has contracts under sales-type lease arrangements and does not expect to enter into contracts with sales-type lease arrangements in the future.

17.	Commitments and Contingencies

Litigation

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

The Company and its directors were named as defendants in ten substantially similar actions brought by purported stockholders of the Company arising out of the Merger: Henson v. NTN Buzztime, Inc., No. 1:20-cv-08663-LGS (S.D.N.Y. filed Oct. 16, 2020); Monsour v. NTN Buzztime, Inc., No. 1:20-cv-08755-LGS (S.D.N.Y. filed Oct. 20, 2020); Amanfo v. NTN Buzztime, Inc., No. 1:20-cv-08747-LGS (S.D.N.Y. filed Oct. 20, 2020); Carlson v. NTN Buzztime, Inc., No. 1:21-cv-00047-LGS (S.D.N.Y. filed Jan. 4, 2021); Finger v. NTN Buzztime, Inc., No. 1:21-cv-00728-LGS (S.D.N.Y. filed Jan. 26, 2021); Falikman v. NTN Buzztime, Inc., No. 1:20-cv-05106-EK-SJB (E.D.N.Y. filed Oct. 23, 2020); Haas v. NTN Buzztime, Inc., No. 3:20-cv-02123-BAS-JLB (S.D. Cal. Oct. 29, 2020); Gallo v. NTN Buzztime, Inc., No. 3:21-cv-00157-WQH-AGS (S.D. Cal. filed Jan. 28, 2021); Chinta v. NTN Buzztime, Inc., No. 1:20-cv-01401-CFC (D. Del. filed Oct. 16, 2020); and Nicosia v. NTN Buzztime, Inc., No. 1:21-cv-00125-CFC (D. Del. filed Jan. 30, 2021 ) (collectively, the “Stockholder Actions”). Brooklyn also was named as a defendant in two of the actions (Chinta and Nicosia). The Stockholder Actions assert claims asserting violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder. Henson and Monsour assert additional claims for breach of fiduciary duty. The complaints allege that defendants failed to disclose allegedly material information in the Form S-4 Registration Statement filed with the SEC on October 2, 2020, including (1) certain details regarding any projections or forecasts the Company or Brooklyn may have made, and the analyses performed by the Company’s financial advisor, Newbridge Securities Corporation; (2) conflicts concerning the sales process; and (3) disclosures regarding whether or not the Company entered into any confidentiality agreements with standstill and/or “don’t ask, don’t waive” provisions. The complaints allege that these purported failures to disclose rendered the Form S-4 false and misleading. The complaints request a preliminary and permanent injunction of the Merger; rescission of the Merger if executed and/or rescissory damages in unspecified amounts; direction to the individual directors to disseminate a compliant Registration Statement; an accounting by the Company for all alleged damages suffered; a declaration that certain federal securities laws have been violated; and costs, including attorneys’ and expert fees and expenses. Process was served in Henson, Chinta, Amanfo, Falikman, Carlson and Gallo, but not in any of the other Stockholder Actions. Although plaintiffs request injunctive relief in their complaints, they have not filed motions for such relief.

The Company and its directors deny any wrongdoing or liability with respect to the allegations and claims asserted, or which could have been asserted, in the Stockholder Actions, as the Company believes the disclosures set forth in the Form S-4 complied fully with applicable law. Nevertheless, in order to avoid nuisance, potential expense and delay, and to provide additional information to the Company’s stockholders, the Company determined to voluntarily supplement the Form S-4 with further disclosures (the “Supplemental Disclosures”) on Form 8-K, filed on February 26, 2021. These Supplemental Disclosures discussed, inter alia, (1) certain details regarding any projections or forecasts the Company or Brooklyn may have made, and the analyses performed by the Company’s financial advisor, Newbridge Securities Corporation; and (2) information regarding whether or not the Company entered into any confidentiality agreements with standstill and/or “don’t ask, don’t waive” provisions. The Company believes that as a consequence of the issuance of the Supplemental Disclosures all claims asserted in the Stockholder Actions have been rendered moot, and have requested that all plaintiffs in the Stockholder Actions dismiss their claims voluntarily (or immediately inform the Company if they are not willing to do so). Since the issuance of the Supplemental Disclosures, the plaintiffs in Henson, Chinta, Monsour, Amanfo, Carlson and Nicosia have voluntarily dismissed their cases. The Company expects the plaintiffs in the other Stockholder Actions to do the same. On March 2, 2021, the court in Haas issued an order to show cause why the case should not be dismissed for failure to prosecute. Plaintiffs in the Stockholder Actions reserve the right to seek payment by the Company to their attorneys of a “mootness fee” in an amount yet to be determined in connection with the issuance of the Supplemental Disclosures.

On March 5, 2021, the Company and its directors were named as defendants in a putative class action brought by a purported stockholder in the Court of Chancery of the State of Delaware, entitled Carlson v. NTN Buzztime, Inc., Case No. 2021-0193- (Del. Ch. filed Mar. 5, 2021). The action asserts claims for violations of Section 211(c) of the Delaware General Corporation Law and the Company’s bylaws (and a concomitant breach of fiduciary duty), alleging that the Company failed to conduct an annual meeting of stockholders within thirteen months of the previous annual meeting of stockholders, which took place on June 7, 2019.  Plaintiff is requesting certification of a class, declaratory relief, injunctive relief to compel an annual meeting of stockholders, and fees and costs.  The complaint does not yet appear to have been served upon any of the defendants.  The Company expects this action will be rendered moot upon the Company’s holding of its special meeting of stockholders on March 15, 2021.

18.	Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes the accumulated gains or losses from foreign currency translation adjustments. The Company translated the assets and liabilities on the balance sheet of its subsidiary, NTN Canada Inc., into U.S. dollars using the period end exchange rate. Revenue and expenses were translated using the weighted-average exchange rates for the reporting period. As of December 31, 2020 and 2019, $245,000 and $268,000, respectively, of accumulated foreign currency translation adjustments were recorded in accumulated other comprehensive income.

19.	Retirement Savings Plan

In 1994, the Company established a defined contribution plan, organized under Section 401(k) of the Internal Revenue Code, which allows employees who have completed at least three months of service, have worked a minimum of 250 hours in a quarter, and have reached age 18 to defer up to 50% of their pay on a pre-tax basis. The Company does not contribute a match to the employees’ contribution.

20.	Subsequent Event

Third Bridge Loan

As discussed in Note 3 and Note 15, in addition to the First Note and Second Note the Company issued in exchange for the $1,000,000 bridge loan and the $500,000 bridge loan Fertilemind, on behalf of eGames.com, gave to the Company on September 18, 2020 and December 1, 2021, respectively, on January 12, 2021, eGames.com agreed to loan, or cause Fertilemind, on behalf of eGames.com, to loan an additional $200,000 to the Company on January 12, 2021. Upon receipt of such $200,000 loan, on January 12, 2021, the Company issued a third unsecured promissory note (the “Third Note,” and together with the First Note and the Second Note, the “Bridge Notes”) evidencing such loan. The principal amount of the Third Note accrues interest at the rate of 10% per annum (increasing to 15% per annum upon the occurrence of an event of default), compounded annually. The principal amount of the Bridge Notes and accrued interest thereon is due and payable upon the earlier of (i) the termination of the APA, (ii) the closing of a Business Combination (as defined in the Bridge Notes), and (iii) April 30, 2021. Upon the closing of the Asset Sale, the outstanding principal amount of the Bridge Notes and all accrued and unpaid interest thereon will be applied against the purchase price under the APA, and the Bridge Notes will be extinguished. The Company may use the proceeds under the Bridge Notes for, among other things, the payment of obligations related to the transactions contemplated by the APA and the Merger and other general working capital purposes.

