Form 10-Q
period 2021-03-31
Brooklyn ImmunoTherapeutics, Inc.
filed 2021-05-17
CIK 748592

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _____________

Commission file number: 001-11460

Brooklyn ImmunoTherapeutics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	31-1103425
(State of incorporation)	(I.R.S. Employer Identification No.)

140 58th Street, Suite 2100, Brooklyn, New York 11220	92008
(Address of principal executive offices)	(Zip Code)

(212) 582-1199
(Registrant’s telephone number, including area code)

NTN Buzztime, Inc.
6965 El Camino Real, Suite 100-Box 517, Carlsbad, California
(Former name and former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, $0.005 par value per share	BTX	NYSE American

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
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 13, 2021, the registrant had outstanding 41,562,739 shares of common stock, $0.005 par value per share.

		Page
PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of March 31, 2021 (unaudited) and December 31, 2020	1
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020 (unaudited)	2
	Condensed Consolidated Statements of Changes in Members’ and Stockholders’ Equity (Deficit) for the three months ended March 31, 2021 and 2020 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020 (unaudited)	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4.	Controls and Procedures	38

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 6.	Exhibits	40
Signatures		41

In this report, “Brooklyn Inc.” refers to Brooklyn ImmunoTherapeutics, Inc. (formerly known as NTN Buzztime, Inc.) and “Brooklyn LLC” refers to Brooklyn ImmunoTherapeutics LLC, a wholly owned subsidiary of Brooklyn Inc. All references to “our company,” “we,” “us” or “our” mean Brooklyn Inc. and its subsidiary Brooklyn LLC, unless stated otherwise or the context otherwise requires.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, or the Forward-Looking Statements Safe Harbor, as codified in Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. All statements other than statements of historical facts could be deemed forward-looking statements. We have tried, whenever possible, to identify these statements by using words such as “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “seeks,” or words of similar meaning, or future or conditional verbs, such as “may,” “will,” “should,” “could,” “aims,” “intends” or “projects,” and similar expressions, whether in the negative or the affirmative. Forward-looking statements reflect management’s beliefs and assumptions, are all based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Forward-looking statements by their nature address matters that are, to different degrees, subject to risks and uncertainties that could cause actual results to differ materially and adversely from those expressed in any forward-looking statement.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in our forward-looking statements. We have included important factors in the cautionary statements included, or incorporated by reference, in this report, particularly in “Risk Factors,” that we believe could cause actual results or events to differ materially from our forward-looking statements. You should also carefully review the risk factors and cautionary statements described in the other documents we file from time to time with the Securities and Exchange Commission, or SEC, specifically under “Risk Factors” in Item 8.01 of our Current Report on Form 8‑K filed with the SEC on May 11, 2021.

We intend forward-looking statements to speak only as of the time they are made. Except as required by law, we do not undertake, and expressly disclaim any obligation, to disseminate, after the date hereof, any updates or revisions to any such forward-looking statements to reflect any change in expectations or events, conditions or circumstances on which any such statements are based.

BROOKLYN IMMUNOTHERAPEUTICS, INC.
 CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2021	2020
Assets	(Unaudited)
Current Assets:
Cash	$8,409,938	$1,630,455
Subscription receivable	24,918	-
Tax receivable	28,490	-
Prepaid expenses and other current assets	250,243	102,322
Total Current Assets	8,713,589	1,732,777

Long-Term Assets:
Property and equipment, net	568,943	594,106
Right of use assets - operating leases	2,023,263	2,092,878
Goodwill	2,043,747	2,043,747
In process research and development	6,860,000	6,860,000
Security deposits and other assets	488,534	453,252
Total Assets	$20,698,076	$13,776,760

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$1,812,017	$1,275,223
Accrued expenses	1,160,344	1,051,020
Loans payable	410,000	410,000
PPP loan, current	232,235	115,972
Current portion of lease liability	287,359	273,217
Total Current Liabilities	3,901,955	3,125,432

Long-Term Liabilities:
Contingent consideration	19,290,000	20,110,000
Lease liability, non-current	1,826,863	1,905,395
PPP loan, non-current	77,670	193,933
Other liabilities	22,863	22,863
Total Liabilities	25,119,351	25,357,623

Commitments and contingencies

Stockholders’ Deficit:
Class A membership units	-	23,202,005
Class B membership units	-	1,400,000
Class C membership units	-	1,000,000
Common units	-	197,873
Common stock, $0.005 par value; 100,000,000 shares authorized; 41,505,998 shares issued and outstanding as of March 31, 2021, and no shares issued and outstanding as of December 31, 2020	207,530	-
Additional paid-in capital	50,453,489	-
Series A preferred stock	781	-
Accumulated deficit	(55,083,075)	(37,380,741)
Total Stockholders’ Deficit	(4,421,275)	(11,580,863)
Total Liabilities and Stockholders’ Deficit	$20,698,076	$13,776,760

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROOKLYN IMMUNOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2021	2020

Operating Expenses:
Research and development	$1,519,633	$(38,971)
General and administrative	1,636,557	1,053,505
Transaction costs	5,765,407	-
Change in fair value of contingent consideration	(820,000)	-
Total operating expenses	8,101,597	1,014,534
Loss from operations	(8,101,597)	(1,014,534)
Other Expenses:
Other expense, net	(2,564)	(4,678)
Loss on sales of NTN assets	(9,598,173)	-
Total other expenses	(9,600,737)	(4,678)
Net loss attributable to common stockholders	$(17,702,334)	$(1,019,212)
Basic and diluted net loss per share attributable to common stockholders	$(0.64)	$(0.06)
Basic and diluted weighted average number of shares outstanding	27,799,415	17,501,813

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROOKLYN IMMUNOTHERAPEUTICS, INC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ AND STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

		Membership Equity				Common Stock
	Series A Preferred Stock	Class A	Class B	Class C	Common	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance - January 1, 2021	$-	$23,202,005	$1,400,000	$1,000,000	$197,873	-	$-	$-	$(37,380,741)	$(11,580,863)
Brooklyn rights offerings membership units	-	10,500,000	-	-	-	-	-	-	-	10,500,000
Elimination of Brooklyn’s historical members’ equity	-	(33,702,005)	(1,400,000)	(1,000,000)	(197,873)	-	-	36,299,878	-	-
Common stock to be retained by NTN stockholders	-	-	-	-	-	1,514,373	7,572	8,170,042	-	8,177,614
Issuance of Series A preferred stock retained by NTN stockholders	781	-	-	-	-	-	-	(781)	-	-
Issuance of common stock to Brooklyn members	-	-	-	-	-	38,923,957	194,620	(194,620)	-	-
Issuance of common stock to Financial Advisor upon consummation of merger	-	-	-	-	-	1,067,668	5,338	5,760,069	-	5,765,407
Stock based compensation:
Modification of vested restricted common shares	-	-	-	-	-	-	-	249,905	-	249,905
Amortization of restricted common shares	-	-	-	-	-	-	-	168,996	-	168,996
Net loss	-	-	-	-	-	-	-	-	(17,702,334)	(17,702,334)
Balance - March 31, 2021	$781	$-	$-	$-	$-	41,505,998	$207,530	$50,453,489	$(55,083,075)	$(4,421,275)

	Membership Equity				Accumulated	Total Members’
	Class A	Class B	Class C	Common	Deficit	Equity
Balance - January 1, 2020	$18,177,692	$1,400,000	$1,000,000	$106,937	$(10,941,526)	$9,743,103
Stock based compensation:
Amortization of restricted common units	-	-	-	22,734	-	22,734
Sale of members’ equity	312,500	-	-	-	-	312,500
Net loss	-	-	-	-	(1,019,212)	(1,019,212)
Balance - March 31, 2020	$18,490,192	$1,400,000	$1,000,000	$129,671	$(11,960,738)	$9,059,125

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROOKLYN IMMUNOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(17,702,334)	$(1,019,212)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,287	22,999
Modification of vested restricted common shares	249,905	-
Equity compensation	168,996	22,734
Amortization of right-to-use asset	69,615	-
Transaction costs - shares to Financial Advisor	5,765,407	-
Loss on sales of NTN assets	9,598,173	-
Change in fair value of contingent consideration	(820,000)	-
Change in operating assets and liabilities:
Account receivable	4,680	-
Prepaid expenses and other current assets	41,594	(53,459)
Security deposits and other non-current assets	(1,018)	(84,915)
Accounts payable and accrued expenses	(765,842)	(761,925)
Operating lease liability	(64,390)	-
Other liabilities	-	685
Total adjustments	14,272,407	(853,881)
Net Cash Used in Operating Activities	(3,429,927)	(1,873,093)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	(4,457)
Purchase of NTN, net of cash acquired	147,728	-
Proceeds from the sales of NTN assets, net of cash disposed	118,594	-
Net cash provided by / (used in) investing activities	266,322	(4,457)

Cash Flows from Financing Activities
Repayment of NTN's PPP Loan	(531,994)	-
Proceeds from sale of members' equity	10,475,082	312,500
Net Cash Provided by Financing Activities	9,943,088	312,500

Net Increase / (Decrease) in Cash	6,779,483	(1,565,050)
Cash - Beginning of Period	1,630,455	5,100,819
Cash - End of Period	$8,409,938	$3,535,769

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash Investing and Financing Activities:
Issuance of common stock for business combination	$8,177,614	$-
Repayment of aquired NTN debts upon disposition of assets to eGames	$1,700,000	$-
Preferred shares issued in connection with reverse merger	$781	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROOKLYN IMMUNOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1	ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS

Brooklyn ImmunoTherapeutics Inc. (“Brooklyn” or the “Company”), together with its subsidiary, Brooklyn ImmunoTherapeutics LLC (“Brooklyn LLC”) is a clinical stage biopharmaceutical company focused on developing a cytokine-based therapy to treat patients with cancer.

NTN Buzztime, Inc. Transaction

On August 12, 2020, the Company and NTN Buzztime, Inc. (“NTN”) and BIT Merger Sub, Inc. (the “Merger Sub”), a wholly owned subsidiary of NTN, entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”). Pursuant to the Merger Agreement, among other matters, the Merger Sub merged with and into Brooklyn LLC, with Brooklyn LLC continuing as a wholly owned subsidiary of NTN and the surviving company of the merger. The merger was closed on March 25, 2021. After the merger, NTN changed its name to Brooklyn ImmunoTherapeutics, Inc. The merger was accounted for as a reverse acquisition with Brooklyn LLC being deemed the acquiring company for accounting purposes.

On March 26, 2021, the Company sold its rights, title and interest in and to the assets relating to the business it operated prior to the merger, which was operated under the name NTN Buzztime, Inc. to eGames.com Holdings LLC (“eGames.com”) in accordance with the terms of an asset purchase agreement dated September 18, 2020, as amended, between NTN and eGames.com (the “Asset Purchase Agreement”) (See Note 4).

NOTE 2	LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared assuming that it will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern. The Company has incurred significant operating losses and has an accumulated deficit as a result of ongoing efforts to develop product candidates, including conducting clinical trials and providing general and administrative support for these operations. As of March 31, 2021, the Company had a cash balance of $8,409,938 and an accumulated deficit of $55,083,075 (inclusive of a non-cash gain of $820,000 relating to change in fair value of contingent consideration and $9,598,173 relating to loss on sale of NTN assets). During the three months ended March 31, 2021, the Company incurred a net loss of $17,702,334 and used cash in operations of $3,429,927.

On April 26, 2021, the Company entered into a common stock purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), which provides that the Company may offer to Lincoln Park up to an aggregate of $20,000,000 of the Company’s common shares over a 36-month period commencing after the date that a registration statement covering the resale of shares of common stock issued under the Purchase Agreement is declared effective by the Securities and Exchange Commission (the “SEC”). The registration statement was declared effective by the SEC on May 10, 2021 (the “Commencement Date”). As of May 14, 2021, we had issued and sold an aggregate of 302,358 shares of common stock to Lincoln Park pursuant to the Purchase Agreement, resulting in gross proceeds of $6.3 million.

The Company believes its existing cash resources and excess to additional cash under the Purchase Agreement are sufficient to fund its current operating plan for at least the next 12 months from the date financial statements were issued.

BROOKLYN IMMUNOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standard Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

As described above, the merger with NTN closed on March 25, 2021. The merger was accounted for as a reverse acquisition with Brooklyn LLC being deemed the acquiring company for accounting purposes. Brooklyn LLC’s historical financial statements have replaced NTN’s historical financial statements with respect to periods prior to the completion of the merger. The Company retrospectively adjusted the weighted average shares used in determining loss per common share to reflect the conversion of the outstanding Class A units, Class B units, Class C units, and common units of Brooklyn LLC that converted into shares of the Company’s common stock upon the merger, and to reflect the effect of the 2 to 1 reverse stock split of the Company’s common stock which occurred upon the merger.

   The results for the unaudited condensed statement of operations are not necessarily indicative of results to be expected for the year ending December 31, 2021 or for any future interim period. The unaudited condensed financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (a) the reported amounts of assets and liabilities; (b) disclosure of contingent assets and liabilities at the date of the financial statements; (c) the reported amounts of revenues and expenses during the reporting period and (d) the reported amount of the fair value of assets acquired in connection with the business combination. Actual results could differ from those estimates. The Company’s significant estimates and assumptions include the recoverability and useful lives of long-lived assets, the valuation of stock-based compensation and contingent consideration.

Paycheck Protection Program Loan

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), as amended on June 5, 2020 by the Paycheck Protection Program (“PPP”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carry back periods, and alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. On May 4, 2020, the Company was granted a loan (the “Loan”) from Silicon Valley Bank in the aggregate amount of $309,905, pursuant to the PPP under Division A, Title I of the CARES Act. The Company is continuing to evaluate and examine the impact the CARES Act may have on the business, results of operations, financial condition, or liquidity.

The Loan, which was in the form of a note dated May 4, 2020 issued by the Company, matures on May 4, 2022, and bears interest at a rate of 1% per annum.

BROOKLYN IMMUNOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Paycheck Protection Program Loan (Continued)

In order to qualify for loan forgiveness, funds from the Loan may only be used for payroll costs, rent and utilities. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The Company intends to comply with the loan forgiveness provisions in the legislation; however, there can be no assurance that the Company will obtain full forgiveness of the loans based on the legislation.

Cash and Cash Equivalents

The Company classifies highly liquid investments with a remaining contractual maturity at date of purchase of three months or less as cash equivalents. The Company had no cash equivalents as of March 31, 2021 and December 31, 2020.

Property and Equipment

Property and equipment are recorded at cost and are depreciated over their estimated useful lives using the straight-line method. Laboratory and manufacturing equipment are depreciated over an estimated useful life of 7 years. Leasehold improvements are depreciated over the shorter of their estimated useful life, or the lease term. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation of these assets are removed from the accounts and the resulting gain or losses are reflected in the results of operations. Expenditures for maintenance and repairs are charged to operations. Renewals and betterments are capitalized.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is not amortized but is tested for impairment annually, or if events occur or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Since management evaluates the Company as a single reporting unit, goodwill is tested for impairment at the entity level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the entity is less than its carrying value. If the entity does not pass the qualitative assessment, then the entity’s carrying value is compared to its fair value. Goodwill is considered impaired if the carrying value of the entity exceeds its fair value.

In Process Research and Development

In-process research and development (“IPR&D”) assets represent the fair value assigned to technologies that were acquired on November 5, 2018 in connection with the Asset Purchase Agreement, which have not reached technological feasibility and have no alternative future use. IPR&D assets are considered to be indefinite lived until the completion or abandonment of the associated research and development projects. During the period that the IPR&D assets are considered indefinite-lived, they are tested for impairment on an annual basis, or more frequently if the Company becomes aware of any events occurring or changes in circumstances that indicate that the fair value of the IPR&D assets are less than their carrying amounts. If and when development is complete, which generally occurs upon regulatory approval, and the Company is able to commercialize products associated with the IPR&D assets, these assets are then deemed definite-lived and are amortized based on their estimated useful lives beginning at that point in time. If development is terminated or abandoned, the Company may have a full or partial impairment charge related to the IPR&D assets, calculated as the excess of carrying value of the IPR&D assets over fair value.

BROOKLYN IMMUNOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets

The Company reviews long-lived assets and certain identifiable assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. An impairment exists when the carrying value of the long-lived asset is not recoverable and exceeds its fair value.

Research and Development

Research and development expenditures are charged to operations as incurred.

Income Taxes

The Company records deferred tax liabilities and assets based on the differences between the financial statements carrying amounts and the tax basis of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse and established a valuation allowance when it was more likely than not that some portion or all of the deferred tax assets would not be realized. Income tax expense consists of the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Tax benefits from uncertain tax positions are recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company has no material uncertain tax positions for any of the reporting periods presented.

Concentration of Credit Risk

The Company maintains its cash balances in financial institutions located in the United States. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At times, the Company’s cash balances may be uninsured for deposit accounts that exceed the FDIC insurance limit.

A single vendor accounted for 29% of the Company’s purchases during the year ended March 31, 2021. A different vendor accounted for 23% of the Company’s purchases during the year ended December 31, 2020. In the Company’s business, vendor concentrations could be indicative of vulnerabilities in the Company’s supply chain, which could ultimately impact the Company’s ability to continue its research and development activities.

BROOKLYN IMMUNOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants. A fair value hierarchy has been established for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

•	Level 1 Inputs – Valued based on quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•
Level 2 Inputs – Valued based on inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

•	Level 3 Inputs – Valued based on inputs for which there is little or no market value, which require the reporting entity to develop its own assumptions.

The carrying amounts reported on the balance sheet for prepaid assets and other current assets, accounts payable and accrued expenses, other current liabilities and other liabilities approximate fair value based due to their short maturities. The carrying value of loans payable approximates its fair market value because the effective yield on this debt, which includes contractual interest rates as well as other finance charges, is comparable to rates of returns for instruments of similar credit risk.

Leases

The Company accounts for its leases under the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 842, Leases (“ASC842”). Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the condensed consolidated balance sheet as both a right of use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right of use asset result in straight-line rent expense over the lease term.

In calculating the right of use asset and lease liability, the Company elects to combine lease and non-lease components as permitted under ASC 842.  The Company excludes short-term leases having initial terms of 12 months or less from the new guidance as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term.

BROOKLYN IMMUNOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Commitment and Contingencies

The Company follows ASC No.450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Equity Based Compensation

Compensation expense for equity-based awards granted to employees is based on the estimated grant-date fair value of the award and is recognized ratably over the vesting period.

Loss Per Share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period.

For periods of net income, and when the effects are not anti-dilutive, diluted earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares outstanding plus the impact of all potential dilutive common shares, consisting primarily convertible preferred stock.

For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all potential dilutive common shares is antidilutive. Convertible preferred stock was excluded from the computations of diluted net loss per common share for the three months ended March 31, 2021, as its effect would be anti-dilutive.

Subsequent Events

The Company’s management reviewed all material events through the date that the financial statements were issued for subsequent event disclosure consideration.

Recent Accounting Standards and Pronouncements

Accounting Standards Recently Adopted

In February 2016, the FASB issued ASU 2016-02, Leases, which will require most leases (with the exception of leases with terms of less than one year) to be recognized on the balance sheet as a right-of-use asset and a lease liability. Leases will be classified as operating or financing. Operating leases are expensed using the straight-line method whereas financing leases will be treated similarly to a capital lease under the current standard. The new standard ASU 2016-02 is effective for fiscal years and interim periods, within those fiscal years, beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020, but early adoption is permitted. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements which allows entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2016-02 also requires expanded financial statement disclosures on leasing activities. These changes will become effective for the Company for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021.  This ASU was adopted by the Company as of December 31, 2020 resulting in the Company recording ROU assets (as defined in Note 7 - Leases) and lease liabilities on the balance sheet.

BROOKLYN IMMUNOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting Pronouncements Recently Adopted

   In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). The guidance eliminates certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation and calculating income taxes in interim periods. This guidance also includes guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. ASU 2019-12 is effective for annual and interim periods in fiscal years beginning after December 15, 2020. The adoption of ASU 2019-12 in the first quarter of 2021 did not have a material impact on the Company’s condensed consolidated financial statements.

NOTE 4	NTN BUZZTIME, INC TRANSACTION

Merger Agreement with NTN Buzztime, Inc.

On August 12, 2020, the Company, NTN and the Merger Sub, entered into the Merger Agreement. The merger closed on March 25, 2021. After the merger, NTN Buzztime, Inc. changed its name to Brooklyn ImmunoTherapeutics, Inc. The merger was accounted for as a reverse acquisition with Brooklyn LLC being deemed the acquiring company for accounting purposes. Brooklyn LLC, as the accounting acquirer, recorded the assets acquired and liabilities assumed of NTN in the merger at their fair values as of the acquisition date. The Company is trading on the NYSE American under the ticker symbol “BTX”.

BROOKLYN IMMUNOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4	NTN BUZZTIME, INC TRANSACTION (Continued)

Merger Agreement with NTN Buzztime, Inc. (Continued)

Brooklyn LLC was determined to be the accounting acquirer based upon the terms of the merger and other factors including (i) Brooklyn LLC members and Maxim Group LLC, Brooklyn LLC’s financial advisor (the “Financial Advisor”) received 96.35% of NTN’s outstanding common stock on a fully diluted basis immediately following the effective time of the merger, (ii) all of the board of directors of combined company was composed of directors designated by Brooklyn LLC under the terms of the Merger Agreement and (iii) existing members of Brooklyn LLC’s management became the management of the combined company.

At the closing of the merger, all the outstanding membership interests of Brooklyn LLC’s converted into the right to receive shares of the Company’s common stock equal to the exchange ratio of 1-for-2. Brooklyn LLC exchanged all of their equity interests in Brooklyn LLC for an aggregate of 39,991,625 shares of common stock, of which 1,067,668 shares were issued as compensation to the Financial Advisor for its services to Brooklyn LLC in connection with the merger.

The purchase price, which represents the consideration transferred in the merger to NTN’s stockholders, is calculated based on the fair value of the common stock of the combined company that NTN’s stockholders owned as of the closing date of the merger because that represents a more reliable measure of the fair value of consideration transferred in the merger. Accordingly, the purchase price of $8,177,614, which was calculated as follows:

Number of shares of the Common Stock owned by NTN stockholders (i)	1,514,373
Multiplied by the fair value per share of Common Stock (ii)	5.40
Total purchase price	$8,177,614

(i)	The purchase price was determined based on the number of shares of common stock of the combined company that NTN’s stockholders owned immediately prior to the merger.
(ii)	The fair value per share is based on the closing price of $5.40 (post reverse stock split) per share of thecommon stock as reported on the NYSE American on March 25, 2021, the date of the merger.

Under the acquisition method of accounting, the total purchase price is allocated to the acquired tangible and intangible assets and assumed liabilities of NTN based on their estimated fair values as of the merger closing date. Because the consideration paid by Brooklyn LLC in the merger is more than the estimated fair values of NTN’s net assets acquired, goodwill equal to the difference has been reflected in the unaudited pro forma condensed consolidated balance sheet. The goodwill of $8,588,576 has been calculated using the fair values of the net assets of NTN as of March 25, 2021.

BROOKLYN IMMUNOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4	NTN BUZZTIME, INC TRANSACTION (Continued)

Merger Agreement with NTN Buzztime, Inc. (Continued)

The preliminary allocation of the estimated purchase price to the tangible and intangible assets acquired and liabilities assumed from NTN, based on their estimated fair values as of March 25, 2021, is as follows:

	Historical Balance Sheet of NTN at March 25, 2020	Pro Forma Fair Value Adjustment to NTN Assets	Preliminary Purchase Price Allocation Pro Forma Adjustment
Cash and cash equivalents	$147,728	$-	$147,728
Accounts receivable	102,517	-	102,517
Prepaid expense and other current assets	329,596	-	329,596
Property and equipment, net	1,015,370	-	1,015,370
Software development costs	1,296,460	(368,460)	928,000
Customers	-	548,000	548,000
Trade name	-	299,000	299,000
Accounts payable, accrued liabilities and other current liabilities	(3,781,173)	-	(3,781,173)
Net assets acquired, excluding goodwill	$(889,502)	$478,540	$(410,962)

Total consideration	$8,177,614
Net assets acquired, excluding goodwill	(410,962)
Goodwill	$8,588,576

BROOKLYN IMMUNOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4	NTN BUZZTIME, INC TRANSACTION (Continued)

Disposition

On March 26, 2021, the Company sold its rights, title and interest in and to the assets relating to the business operated by NTN prior to the merger to eGames.com in exchange for a payment of a purchase price of $2,000,000 and assumption of specified liabilities relating to the NTN business. The sale was completed in accordance with the terms of the Asset Purchase Agreement.

In the Disposition, the Company sold specified NTN assets and liabilities acquired as a result of the reverse acquisition to eGames.com, an unrelated party, for cash consideration of $2,000,000. Details of the Disposition are as follows:

Proceeds from sale:
Cash	$132,055
Escrow	100,000
Assume advance/loans	1,700,000
Interest on advance/loans	67,945

Carrying value of assets sold:
Cash and cash equivalents	(13,461)
Accounts receivable	(75,153)
Prepaids and other current assets	(123,769)
Property and equipment, net	(1,013,950)
Software development costs	(927,368)
Customers	(548,000)
Trade name	(299,000)
Goodwill	(8,588,576)
Other assets	(103,173)

Liabilities transferred upon sale:
Accounts payable and accrued expenses	113,156
Obligations under finance leases	16,676
Lease liability	25,655
Deferred revenue	54,803
Other current liabilities	148,987

Transaction costs	(265,000)

Total loss on sale of assets	$(9,598,173)

BROOKLYN IMMUNOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4	NTN BUZZTIME, INC TRANSACTION (Continued)

Rights Offering

The Company was obligated under the Merger Agreement to have $10,000,000 in cash and cash equivalents on its balance sheet at the effective time of the merger (the “Required Funds”). To ensure that the Company has the Required Funds, certain beneficial holders of Brooklyn LLC’s Class A membership interests have entered into contractual commitments to invest $10,000,000 into Brooklyn LLC immediately prior to the closing of the merger with NTN. During March 2021 the Company offered to its Class A unit holders an additional 5% rights offering, a total amount of $500,000 was raised by this right offering. Funding to the rights offering was received between February 17 and April 5, 2021.

Unaudited Pro Forma Disclosure

The following unaudited pro forma financial information summarizes the results of operations for the three months ended March 31, 2021 and 2020 as if the merger and disposal described above had been completed as of January 1, 2020. Pro forma information primarily reflects adjustments relating to the reversal of transaction costs. Assuming that the merger had been completed as of January 1, 2020, the transaction costs would have been expensed in the prior period.

	Three Months Ended March 31,
	2021	2020

Net loss attributable to common stockholders	$(17,702,334)	$(1,019,212)

Basic and diluted net loss per share attributable to common stockholders	$(0.64)	$(0.06)

NOTE 5	FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants. A fair value hierarchy has been established for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

•	Level 1 Inputs – Valued based on quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•
Level 2 Inputs – Valued based on inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

BROOKLYN IMMUNOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

•	Level 3 Inputs – Valued based on inputs for which there is little or no market value, which require the reporting entity to develop its own assumptions.

The following tables summarize the liabilities that are measured at fair value as of March 31, 2021 and December 31, 2020:

	March 31, 2021
Description	Level 1	Level 2	Level 3
Liabilities:
Contigent consideration	-	-	19,290,000
Total	$-	$-	$19,290,000

	December 31, 2020
Description	Level 1	Level 2	Level 3
Liabilities:
Contigent consideration	-	-	20,110,000
Total	$-	$-	$20,110,000

Contingent consideration has initially been valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third-party valuation services or other market observable data. The third-party valuation services utilize industry standard valuation models, including discounted cash flow analysis to determine value. After completing its validation procedures, the Company adjusted the fair value carrying amount as of March 31, 2021. The contingent consideration is resultant to the Asset Purchase Agreement with IRX entered by the Company for the acquisition of substantially all of the net assets of IRX, according to which, Brooklyn is obligated to pay royalties to certain noteholders and shareholders of IRX based on future revenues from any future IRX-2 product sales. The fair value of the contingent consideration has been estimated using the discounted cash flow method of the income approach.

The following table reflects the activity for the Company’s contingent consideration liabilities measured at fair value using Level 3 inputs for the year ended March 31, 2021:

Other Liabilities: Contingent Consideration
Balance at December 31, 2020	$20,110,000
Fair value adjustments included in operating expenses	(820,000)
Balance at March 31, 2021	$19,290,000

Contingent consideration is measured at fair value and is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions the Company believes would be made by a market participant. The Company assesses these estimates on an on-going basis as additional data impacting the assumptions is obtained. Future changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized within the statements of operations.

BROOKLYN IMMUNOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Contingent consideration may change significantly as development progresses and additional data are obtained, impacting the Company’s assumptions regarding probabilities of successful achievement of related milestone used to estimate the fair value of the liability and the timing in which they are expected to be achieved. In evaluating the fair value information, considerable judgment is required to interpret the market data used to develop the estimates. The estimates of fair value may not be indicative of the amounts that could be realized in a current market exchange.

Accordingly, the use of different market assumptions and/or different valuation techniques could result in materially different fair value estimates.

For purposes of this calculation, a royalty equal to 13% of revenue (consisting of the royalty due to University of South Florida and the royalty due to the collaborator) is assumed until 2029 and a royalty of 7% of revenues is assumed from 2030 to 2038. The post patent decline is 50% in the first year and 10% thereafter. Income taxes were projected to be 26% of net Company royalty savings. The cash flows were discounted by the liability specific weighted average cost of capital of 24% using the mid-point convention.

NOTE 6	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31,	December 31,
	2021	2020
Laboratory and manufacturing equipment	$299,839	$299,839
Leasehold improvements	414,504	414,504
	714,343	714,343
Less: accumulated depreciation and amortization	(145,400)	(120,237)
Property and equipment, net	$568,943	$594,106

Depreciation expense charged to operations during the three months ended March 31, 2021 was $25,163. Depreciation expense charged to operations was $22,999 during the three months ended March 31, 2020.

NOTE 7	LEASES

The Company adopted ASC 842, Leases on December 31, 2020 using the modified transition method without retrospective application to comparative periods. The Company elected the package of three practical expedients allowed for under the transition guidance. Accordingly, the Company did not reassess: (1) whether any expired or existing contracts are/or contain leases; (2) the lease classification for any expired or existing leases; or (3) initial direct costs for any existing leases. The Company has also elected not to recognize right of use assets (“ROU assets”) and lease liabilities for short-term leases that have a term of 12 months or less.

BROOKLYN IMMUNOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7	LEASES (Continued)

The Company’s material operating leases consist of corporate office, as well as laboratory space. The office space is situated at 654 Madison Ave in New York, NY and expires on November 30, 2026. The laboratory space situated in Brooklyn, New York.  Effective on July 1, 2019, the laboratory lease was amended to increase the space rented under the laboratory lease, rent increases 3% on January 1 of each lease year. The laboratory lease expires on December 31, 2025. The leases have remaining terms of 5 - 6 years. Brooklyn determines if an arrangement meets the criteria of a lease at inception, at which time it also performs an analysis to determine whether the lease qualifies as operating or financing. The Company does not currently have any finance leases.

Operating lease liabilities represent the present value of lease payments not yet paid. ROU assets represent Brooklyn’s right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepaid or accrued lease payments, initial direct costs, lease incentives and impairment of operating lease assets. As the rate implicit in the lease is not readily determinable, the Company used its incremental borrowing rates based on the information available at the lease commencement date in determining the present value of lease payments. To determine the present value of lease payments not yet paid, the Company estimates secured borrowing rates corresponding to the maturities of the leases.

The Company has elected the practical expedient to not separate non-lease components from the lease components to which they relate and instead account for each as a single lease component, for all underlying asset classes. Some leasing arrangements require variable payments that are dependent on usage or may vary for other reasons, such as payments for insurance, tax payments and other miscellaneous costs. The variable portion of lease payments is not included in the ROU assets or lease liabilities. Rather, variable payments, other than those dependent upon an index or rate, are expensed when the obligation for those payments is incurred and are included in lease expenses. Accordingly, all expenses associated with a lease contract are accounted for as lease expenses.

Operating leases are included in right of use assets - operating leases and operating lease liabilities, current and long-term, in the balance sheet. Lease expense for operating leases is recognized on a straight-line basis over the lease term and is included in selling, administrative and other operating costs in the statements of operations.

In accordance with provisions of ASC 842 Leases (“ASC 842”), we treated the sublease as a separate lease as we were not relieved of the primary obligation under the original lease. The Company continue to account for the original Manhattan facility, as a lessee, in the same manner as prior to the commencement date of the sublease. The Company accounted for the sublease as a lessor of the lease. The sublease is classified as an operating lease as it did not meet the criteria of a Sale-Type or Direct Financing lease.

BROOKLYN IMMUNOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7	LEASES (Continued)

The Company recognize operating lease expense and lease payments from the sublease, on a straight-line basis, in its statements of operations over the lease terms. During the three months ended March 31, 2021, the net operating lease expenses are as follows:

Three Months Ended March 31, 2021
Operating lease expense	$150,865
Sublease income	(21,045)
Variable lease expense	9,002
Total	$138,822

The table below provides supplemental information related to operating leases for the three months ended:

Three Months Ended March 31, 2021
Cash paid within operating cash flow	$154,641
Weighted average remaining lease term (years)	5.25
Weighted average discount rate	14.5%

Maturities of operating lease liabilities as of March 31, 2021:

For the Three Months Ending March 31,	Amount
Remaining of 2021	$428,878
2022	588,918
2023	606,864
2024	624,172
2025	641,981
Thereafter	105,674
Future lease payments	2,996,487
Less: Imputed interest	$882,265
Total operating lease liabilities	2,114,222

BROOKLYN IMMUNOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7	LEASES (Continued)

Sublease Agreement

On April 18, 2019, the Company entered into a sublease agreement with Nezu Asia Capital Management, LLC (“the Tenant”), whereby the Tenant agreed to sublease approximately 999 square feet of space currently rented by the Company in New York, NY, for an initial term of 8 years, commencing on May 15, 2019.  The term of the sublease expires on October 31, 2026 with no option to extend the sublease term.  Rent payments provided by the Tenant under the sublease agreement began on September 1, 2019. The sublease agreement stipulates an annual rent increase of 2.25%. The Tenant also is responsible for paying to the Company all tenant energy costs, annual operating costs, and annual tax costs attributable to the subleased space during the term of the sublease.

Future lease payments as of March 31, 2021 from the sublease agreement are as follows:

For the Three Months Ending March 31,	Amount
Remaining of 2021	$60,655
2022	82,419
2023	84,194
2024	86,010
2025	87,867
Thereafter	74,590
Total	$475,735

The Company received sublease payments $20,027 during the three months ended March 31, 2020.

NOTE 8	GOODWILL AND IN PROCESS RESEARCH AND DEVELOPMENT

The Company recorded Goodwill and IPR&D in the amount of $2,043,747 and $6,860,000, respectively, in connection with the acquisition of IRX. IPR&D assets are considered to be indefinite lived until the completion or abandonment of the associated research and development projects.

NOTE 9	SECURITY DEPOSITS AND OTHER ASSETS

On January 24, 2020, the Company replaced the letter of credit held for lease property 654 Madison Avenue with a security deposit of $84,915.

On February 9, 2017, a retainer in the amount of $300,401 to a service provider was paid, pursuant to a master services agreement (the “Master Services Agreement”) which expires in 2022. The retainer represented 10% of the amount of estimated direct costs expected to be incurred by the service provider, in connection with clinical development services provided under the Master Services Agreement.

BROOKLYN IMMUNOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9	SECURITY DEPOSITS AND OTHER ASSETS (Continued)

On June 14, 2018, a security deposit was paid in the amount of $63,220 pursuant to a lease agreement which expires on December 28, 2025.

NOTE 10	ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31,	December 31,
	2021	2020
Compensation payable	$588,266	$293,534
Accrued general and administrative expenses	57,702	207,468
Accrued research and development expenses	349,592	399,893
Accrued interest	164,784	150,125
Total accrued expenses	$1,160,344	$1,051,020

NOTE 11	LOANS PAYABLE

In connection with the acquisition of IRX the Company assumed certain notes payable (“IRX Notes”) in the amount of $410,000. On January 27, 2020, the IRX Notes were amended to extend the maturity date to the earlier of (i) a change of control, as defined, or (ii) December 31, 2021.

NOTE 12	COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is involved in litigation and arbitrations from time to time in the ordinary course of business. Legal fees and other costs associated with such actions are expensed as incurred. In addition, the Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. The Company reserves for costs relating to these matters when a loss is probable, and the amount can be reasonably estimated.

University of South Florida

As of December 31, 2019, the Company was involved in a legal matter with the University of South Florida (“USF”), whereby USF sent a demand letter to IRX and Brooklyn LLC on December 21, 2018, contending its right to 25% of IRX proceeds from the business combination. The Company entered into a settlement agreement with USF on August 7, 2020. The amount of $150,000 was paid on August 19, 2020. Other than the royalty payments described below, no other amounts are due to USF under the license agreement.

BROOKLYN IMMUNOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12	COMMITMENTS AND CONTINGENCIES (Continued)

Legal Matters (Continued)

Litigation

Transaction between NTN and Brooklyn LLC / Related NTN Shareholder Litigation

NTN and its former directors have been named as defendants in ten (10) substantially similar actions brought by purported stockholders of NTN arising out of the merger: Henson v. NTN Buzztime, Inc., et al., No. 1:20-cv-08663-LGS (S.D.N.Y.); Monsour v. NTN Buzztime, Inc., et al., No. 1:20-cv-08755-LGS (S.D.N.Y.); Amanfo v. NTN Buzztime, Inc., et al., No. 1:20-cv-08747-LGS (S.D.N.Y.); Carlson v. NTN Buzztime, Inc., et al., No. 1:21-cv-00047-LGS (S.D.N.Y.); Finger v. NTN Buzztime, Inc., et al., No. 1:21-cv-00728-LGS (S.D.N.Y.); Falikman v. NTN Buzztime, Inc., et al., No. 1:20-cv-05106-EK-SJB (E.D.N.Y.); Haas v. NTN Buzztime, Inc., et al., No. 3:20-cv-02123-BAS-JLB (S.D. Cal.); Gallo v. NTN Buzztime, Inc., et al., No. 3:21-cv-00157-WQH-AGS (S.D. Cal.); Chinta v. NTN Buzztime, Inc., et al., No. 1:20-cv-01401-CFC (D. Del.); and Nicosia v. NTN Buzztime, Inc., et al., No. 1:21-cv-00125-CFC (D. Del.) (collectively, the “Stockholder Actions”).  Only two of these suits (the Chinta and Nicosia cases) also name the Company.  These actions assert claims alleging violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and Securities Exchange Commission Rule 14a-9 promulgated thereunder and in both the Chinta and Nicosia cases alleged that the Company is a controlling person of NTN.  The complaints generally allege that the defendants failed to disclose allegedly material information in a Form S-4 Registration Statement filed on October 2, 2020, including:  (1) certain details regarding any projections or forecasts of NTN or the Company may have made, and the analyses performed by NTN’s financial advisor, Newbridge Securities Corporation; (2) conflicts concerning the sales process; and (3) disclosures regarding whether or not NTN entered into any confidentiality agreements with standstill and/or “don’t ask, don’t waive” provisions.  The complaints generally allege that these purported failures to disclose rendered the Form S-4 false and misleading.  The complaints request preliminary and permanent injunction of the merger; rescission of the merger if executed and/or rescissory damages in unspecified amounts; direction to the individual directors to disseminate a compliant Registration Statement; an accounting by NTN for all alleged damages suffered; a declaration that certain federal securities laws have been violated; and costs, including attorneys’ and expert fees and expenses.  On or about February 26, 2021, in order to moot certain of the disclosure claims asserted in the Stockholder Actions, to avoid nuisance, potential expense, and delay, and to provide additional information to NTN’s stockholders, NTN  determined to voluntarily supplement the Proxy Statement with certain additional disclosures.  In exchange for those disclosures the Plaintiffs in each of the ten actions agreed to voluntarily dismiss their claims.  All ten actions have now been dismissed.  The parties are presently attempting to resolve plaintiffs’ counsel’s request for an award of attorneys’ fee and expenses based on the purported benefit they contend was conferred on NTN’s stockholders as a result of the supplemental disclosures.  If agreement cannot be reached, plaintiffs’ counsel have reserved their right to seek a fee and defendants have reserved their right to challenge fee application.

Dhesh Govender v. Brooklyn Immunotherapeutics, LLC, et al., Index No. 650847/2021 (N.Y. Sup. Ct. N.Y. Cty. 2021)

On or about February 5, 2021, Dhesh Govender, a former short-term consultant of the Company, filed a complaint against the Company and certain individuals that plaintiff alleges are directors of the Company.  The complaint is captioned, Dhesh Govender v. Brooklyn Immunotherapeutics, LLC, et al., Index No. 650847/2021 (N.Y. Sup. Ct. N.Y. Cty. 2021).  Plaintiff purports to state claims against the Company and the individual defendants under the New York State Executive Law, New York State Administrative Code and other statutory and common law claims for alleged unlawful and discriminatory conduct based on race, national origin and hostile work environment.  Plaintiff also asserts various breach of contract, fraud and quantum meruit claims based on an alleged oral agreement pursuant to which he alleges the Company agreed to hire him as an executive once the Company went public. In particular, plaintiff alleges that in exchange for transferring an opportunity to obtain an agreement to acquire a license from Novellus for its mRNA-based gene editing and cell reprogramming technology (the “Novellus License”) to the Company, he was promised a $500,000 salary and 7% of the equity of the Company.  Based on these and other allegations, plaintiff seeks damages of not less than $10 million, a permanent injunction enjoining the Company from exercising the option to acquire the Novellus License or completing the proposed merger with NTN.  On or about February 19, 2021, an amended complaint was filed asserting the same causes of action but withdrawing the request for injunctive relief.  On or about April 26, 2021, the parties entered into a stipulation whereby the defendants agreed to accept service of the Amended Complaint without waiver of any defenses, including jurisdictional defenses, except for improper service, and the plaintiff agreed to extend Defendants time to respond to the Complaint to June 6, 2021.

BROOKLYN IMMUNOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12	COMMITMENTS AND CONTINGENCIES (Continued)

Legal Matters (Continued)

Litigation (Continued)

Carlson v. Allen Wolff, Michael Gottlieb, Richard Simtob, Susan Miller, and NTN Buzztime, Inc., C.A. No. 2021-0193-KSJM (Del. Ch. Ct.)

On or about March 12, 2021, Douglas Carlson, a purported stockholder of NTN Buzztime, Inc., filed a verified class action complaint against NTN and its then current members of the board of directors, for allegedly breaching their fiduciary duties and violating Section 211(c) of the Delaware General Corporation Law.  In particular, plaintiff seeks to compel the defendants to hold an annual stockholder meeting.  Plaintiff also moved for summary judgment at the same time that he filed his complaint.  In order to moot the claim addressed in the complaint, the Company has agreed to hold its annual meeting on June 29, 2021.  On or about May 6, 2021, the parties entered into a stipulation, which was “so ordered” by the Court, extending defendants time to respond to the complaint and file their answering brief in opposition to Plaintiff’s motion for summary judgment on or before July 16, 2021 and Plaintiff’s reply brief in support of his motion for summary judgment is due on or before August 20, 2021.

Robert Garfield Demand Letter

On April 29, 2021, Robert Garfield, a purported stockholder of the Company forwarded a demand letter (the “Demand”) that had purportedly been sent to NTN Buzztime, Inc. on or about March 16, 2021, to the Company asserting that  NTN Buzztime, Inc.  made material misstatements in a prospectus issued in connection with it seeking a stockholder vote on March 15, 2021 with respect to an amendment to the Company’s certificate of incorporation to increase the company’s authorized shares from 15M to 100M shares.  The Demand seeks to have the Company deem the amendment ineffective or seek a valid stockholder approval of such amendment to the Certificate of Incorporation and for the Company to implement internal controls.

Edmund Truell Matter

On May 14, 2021, Edmund Truell, a shareholder alleged that he sustained loss because he was unable to sell shares timely due to the Company’s delayed issuance of paper stock certificates in lieu of electronic book entry.

Licensing Agreements

University of South Florida

The Company has license agreements with USF, granting the Company the right to sell, market, and distribute IRX-2, subject to a 7% royalty payable to USF based on a percentage of gross product sales. Under the license agreement with USF, the Company is obligated to repay patent prosecution expenses incurred by USF. To date, the Company has not recorded any product sales, or obligations related to USF patent prosecution expenses. The license agreement terminates upon the expiration of the IRX-2 patents.

Novellus

In December 2020 (and as amended in April 2021), the Company entered into option agreements with Novellus Therapeutics Limited and Factor Bioscience Limited (together, Novellus) to obtain the right to exclusively license Novellus’ IP and mRNA cell reprogramming and gene editing technology for use in the development of certain cell-based therapies to treat cancer and rare blood disorders, such as sickle cell disease and beta thalassemia.

The option is exercisable before May 21, 2021 and requires Brooklyn to pay a non-refundable option fee of $500,000 (even if the option is not exercised). Brooklyn paid an advance on the license fees owed of $1 million on April 13, 2021, for an extension of the option until May 21, 2021.

BROOKLYN IMMUNOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12	COMMITMENTS AND CONTINGENCIES (Continued)

Licensing Agreements (Continued)

Novellus (Continued)

The license agreement is currently being negotiated which include the following material terms:

•
Brooklyn will pay an upfront payment of $4,000,000 (inclusive of the $500,000 option fee) and receive an exclusive license (with right to sublicense) to Novellus’ patents, including know-how and any improvements, for developing and commercializing certain cell-based therapies. As discussed above Brooklyn already paid an advance of $1,000,000 of the license fee on April 13, 2021 and $1,500,000 on April 29, 2021.

•
Upon payment of additional milestones of $5,000,000 (within 6 months of signing) and $7,000,000 (within 18 months of signing), Brooklyn will have the ability to acquire additional cell lines for developing cell-based therapies in cancer and rare blood disorders.

Royalty Agreements

Collaborator Royalty Agreement

Effective June 22, 2018, IRX terminated its Research, Development and Option Facilitation Agreement and its Options Agreement (the “RDO and Options Agreements”) with a collaborative partner (the “Collaborator”), pursuant to a termination agreement (the “Termination Agreement”). In connection with the Termination Agreement, all of the rights granted to the Collaborator under the RDO and Options Agreements were terminated, and the IRX has no obligation to refund any payments received from the Collaborator. As consideration for entering into the Termination Agreement, the Collaborator will receive a royalty equal to 6% of revenues from the sale of IRX-2, for the period of time beginning with the first sale of IRX-2 through the later of (i) the twelfth anniversary of the first sale of IRX-2, or (ii) the expiration of the last IRX patent, or other exclusivity of IRX-2.

Investor Royalty Agreement

On March 22, 2021, Brooklyn restated its royalty agreement with the former Class A membership investors of the GP and LP (the “Investor Royalty Agreement”), whereby such beneficial holders will continue to receive royalties in an aggregate amount equal to 4% of the net revenues of the Company.

Royalty Agreement with certain former IRX Therapeutics investors

On May 1, 2012, IRX Therapeutics entered into a royalty agreement, which we refer as the IRX Investor Royalty Agreement, with certain investors who participated in a financing transaction. The IRX Investor Royalty Agreement was assigned to Brooklyn LLC in November 2018 when Brooklyn LLC acquired the assets of IRX Therapeutics. Pursuant to the IRX Investor Royalty Agreement, when Brooklyn LLC becomes obligated to pay royalties to the Research Association under the USF License Agreement, it will pay an additional royalty of 1% of gross sales to an entity organized by the investors who participated in such financing transaction. There are no termination provisions in the IRX Investor Royalty Agreement. The Company has not recognized any revenues to date, and no royalties are due pursuant to the any of the above-mentioned royalty agreements.

BROOKLYN IMMUNOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12	COMMITMENTS AND CONTINGENCIES (Continued)

Employment Agreements

On July 8, 2020, the Brooklyn entered into a retention agreement (the “Retention Agreement”) with an employee (the “Employee”).  Pursuant to the Retention Agreement, the Employee was paid a lump sum of $200,000 in the second quarter of 2021.

In addition, the Company may unilaterally elect a second retention period from January 8, 2021 to July 8, 2021 (the “Second Retention Period”). The Company has elected not to make the Second Retention Period payment.

NOTE 13	STOCK-BASED COMPENSATION

Pursuant to the merger Brooklyn LLC’s restricted common units 3,427 were replaced with 629,643 restricted common shares. There were no changes to any conditions and requirements to the restricted common shares. The shares vest quarterly till December 31, 2022. Due to the modification of the restricted common units, the fair value immediately after the merger was compared to the fair value of the restricted common units immediately prior to the merger. An expense to the value of $249,905 was recognized in the statement of operations for the three months ended March 31, 2021, which relates to prior periods vesting of restricted common shares.

The Company measures restricted employee stock-based awards at grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the award.

During the three months ended March 31, 2021, 31,296 restricted common shares were vested. As of  March 31, 2021, there were 219,069 unvested restricted common stock issued by the Company.

The stock-based compensation expense for three months end March 31, 2021 and 2020 (including prior period vesting expense) was $418,901 and $22,734, respectively. As of March 31, 2021, there was $1,182,970 of unrecognized stock-based compensation expense related to non-vested restricted common shares.

NOTE 14	STOCKHOLDERS’ DEFICIT

On March 25, 2021, immediately prior to the merger, the Company filed an amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse stock split. As a result of the reverse stock split, the number of issued and outstanding shares of common stock immediately prior to the reverse stock split was reduced into a smaller number of shares, such that every two shares of common stock held by a stockholder of the Company immediately prior to the reverse stock split were combined and reclassified into one share of common stock after the reverse stock split.

Immediately following the reverse stock split there were approximately 1,514,373 shares of common stock outstanding prior to the merger. No fractional shares were issued in connection with the reverse stock split.

Under the terms of the Merger Agreement, the Company issued shares of common stock to the holders of common units. The 86,667 Class A units have been converted into 22,274,718 shares of common stock, the 15,000,000 Class B units have been converted into 2,514,714 shares of common stock, the 10,000,000 Class C units have been converted in to 1,676,308, common units have been converted to 629,643 shares of common stock, and 10,500,000 rights options have been converted to 11,828,575.

BROOKLYN IMMUNOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14	STOCKHOLDERS’ DEFICIT (Continued)

On March 25, 2021, pursuant to the Merger Agreement (see Note 1), 1,514,373 shares of common stock were issued for the acquisition of NTN (see Note 4), with a fair value of approximately $8,177,614 or $5.40 per share.

On March 25, 2021, pursuant to the Merger Agreement, 1,067,879 shares of common stock were issued to the Company’s financial advisors (See Note 1).

NOTE 15	SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date financial statements were issued. Other than as described herein, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

From time to time, the Company is subject to legal proceedings in the ordinary course of business. While management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm its financial position, cash flows, or overall trends in results of operations, legal proceedings are subject to inherent uncertainties, and unfavorable rulings or outcomes could occur that have, individually or in the aggregate, a material adverse effect on the Company’s business, financial condition, or operating results. The Company is not currently subject to any pending material legal proceedings except as described below.

Private Placement Offerings

On April 26, 2021, the Company and Lincoln Park executed a (i) a purchase agreement (the “Purchase Agreement”); and (ii) a registration rights agreement (the “Registration Rights Agreement”). Pursuant to the Purchase Agreement, the Company will have the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park will be obligated to purchase up to $20,000,000 in the aggregate of shares of common stock. Sales of common stock by the Company, if any, will be subject to certain limitations, and may occur from time to time, at the Company’s sole discretion. For entering into the Purchase Agreement, the Company issued to Lincoln Park 56,041 shares of common shares as consideration for Lincoln Park’s commitment to purchase up to $20,000,000 shares of common stock.

Following the Commencement Date, under the Purchase Agreement, on any business day selected by the Company, the Company may direct Lincoln Park to purchase up to 60,000 shares of common stock on such business day (each, a “Regular Purchase”), provided, however, that (i) the Regular Purchase may be increased to up to 80,000 shares, provided that the closing sale price of the common stock is not below $5.50 on the purchase date; and (ii) the Regular Purchase may be increased to up to 120,000 shares, provided that the closing sale price of the common stock is not below $7.00 on the purchase date. In each case, Lincoln Park’s maximum commitment in any single Regular Purchase may not exceed $1,000,000. The purchase price per share for each such Regular Purchase will be based off of prevailing market prices of common stock immediately preceding the time of sale. In addition to Regular Purchases, the Company may direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases if the closing sale price of the common stock exceeds certain threshold prices as set forth in the Purchase Agreement.

The Purchase Agreement also prohibits the Company from directing Lincoln Park to purchase any shares of common stock if those shares, when aggregated with all other shares of common stock then beneficially owned by Lincoln Park and its affiliates, would result in Lincoln Park and its affiliates having beneficial ownership, at any single point in time, of more than 4.99% of the then total outstanding shares of common stock.

BROOKLYN IMMUNOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 15	SUBSEQUENT EVENTS (Continued)

Private Placement Offerings (Continued)

The Company has the right to terminate the Purchase Agreement at any time, at no cost or penalty.

Actual sales of shares of common stock to Lincoln Park under the Purchase Agreement will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the common stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations. The Company expects that any net proceeds received by the Company from such sales to Lincoln Park will be used for research and development, working capital and general corporate purposes.

As of May 14, 2021, we had issued and sold an aggregate of 302,358 shares of common stock to Lincoln Park pursuant to the Purchase Agreement, resulting in gross proceeds of $6.3 million.

Issuance of Option Grants

Howard J. Federoff, M.D., Ph.D., was appointed as Chief Executive Officer, President and a director of the Company as of April 16, 2021. Upon the appointment of Dr. Federoff, he was granted a nonqualified stock option covering 2,627,915 shares of Brooklyn’s common stock (the “Time-Based Option”).

The Time-Based Option will have a per share exercise price equal to the closing price of a share of Brooklyn’s common stock on the NYSE American Stock Exchange on 16 April 2021. Of the shares covered by the Time-Based Option, 656,979 will vest on April 16, 2022, 54,748 will vest on the sixteenth day of each month from May 2022 through March 2025, and the remaining 54,756 will vest on April 16, 2025, in each case for so long as the Dr. Federoff provides continuous service to Brooklyn through the relevant vesting date.

Additionally, on 16 April 2021, Dr. Federoff was granted a nonqualified stock option covering 597,253 shares of Brooklyn’s common stock (the “Milestone Option”). The Milestone Option will have a per share exercise price equal to the closing price of a share of Brooklyn’s common stock on the NYSE American Stock Exchange on 16 April 2021. The Milestone Option will fully vest upon the first concurrence by the US Food and Drug Administration that a proposed investigation may proceed following review of a BTX filed investigational new drug application in connection with that certain license among Brooklyn, Factor Biosciences Therapeutics Limited and Novellus Therapeutics Limited. This milestone is subject to Dr. Federoff’s continuous service with Brooklyn through such vesting date.

The unvested portion of the Time-Based Option and the Milestone Option will terminate upon the termination of Dr. Federoff’s employment with Brooklyn for any reason, subject to certain vesting acceleration provisions upon a qualifying termination, as described in his employment agreement with Brooklyn. Unless earlier terminated in accordance with their terms, each of the Time-Based Option and the Milestone Option will otherwise expire on the 10th anniversary of their respective grant date and be subject to the terms and conditions of the respective option agreement approved by Brooklyn. Each of the Time-Based Option and the Milestone Option is intended to constitute an “employment inducement grant” in accordance with the employment inducement grant rules set forth in Section 711(a) of the NYSE American LLC Company Guide, and is offered as an inducement material to Dr. Federoff in connection with Brooklyn’s hiring of Dr. Federoff and will be granted outside of Brooklyn’s shareholder-approved equity compensation plans.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to, and should be read with, the accompanying unaudited condensed consolidated financial statements and notes, included in Item 1 of Part I of this report, to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations.

Background

On March 25, 2021, BIT Merger Sub, Inc., a wholly owned subsidiary of Brooklyn Inc. (then known as NTN Buzztime, Inc.) merged with and into Brooklyn LLC, with Brooklyn LLC surviving as a wholly owned subsidiary of Brooklyn Inc.. This transaction, which we refer to as the Merger, was completed in accordance with the terms of an agreement and plan of merger and reorganization dated August 12, 2020 among Brooklyn Inc. (then known as NTN Buzztime, Inc.), BIT Merger Sub, Inc. and Brooklyn LLC. In accordance with such agreement and plan of merger, on March 25, 2021 Brooklyn Inc. amended its restated certificate of incorporation in order to effect:

•	prior to the Merger, a reverse stock split of its common stock, par value $0.005 per share, at a ratio of one-for-two, which we refer to as the Reverse Split; and

•	following the Merger, a change in its corporate name from “NTN Buzztime, Inc.” to “Brooklyn ImmunoTherapeutics, Inc.”

On March 26, 2021, Brooklyn Inc. sold its rights, title and interest in and to the assets relating to the business it operated prior to the Merger, which it had operated under the name “NTN Buzztime, Inc.,” to eGames.com Holdings LLC, or eGames.com, in exchange for eGames.com’s payment of a purchase price of $2.0 million and assumption of specified liabilities relating to such pre-Merger business. This transaction, which we refer to as the Asset Sale, was completed in accordance with the terms of an asset purchase agreement dated September 18, 2020, as amended, between Brooklyn Inc. and eGames.com.

Following the completion of the Merger and the Asset Sale, our business consists exclusively of the business conducted by Brooklyn LLC.

The Merger has been accounted for as a reverse acquisition in accordance with United States generally accepted accounting principles, or GAAP. Under this method of accounting, Brooklyn LLC was deemed the “acquiring” company and Brooklyn Inc. (then known as NTN Buzztime, Inc.) was treated as the “acquired” company for financial reporting purposes. Operations prior to the Merger are those of Brooklyn LLC, and the historical financial statements of Brooklyn LLC became the historical financial statements of Brooklyn Inc. with respect to periods prior to the completion of the Merger. The weighted average shares used in determining loss per common share were retrospectively adjusted to reflect the conversion of the outstanding Class A, Class B, Class C and common units of Brooklyn LLC that converted into shares of Brooklyn Inc.’s common stock upon the Merger, and all share and per share amounts of common stock have been retrospectively restated to reflect the Reverse Split.

Overview

We are a clinical-stage biopharmaceutical company focused on exploring the role that cytokine-based therapy can have on the immune system in treating patients with cancer, both as a single agent and in combination with other anti-cancer therapies. We are seeking to develop IRX‑2, a novel cytokine-based therapy, to treat patients with cancer. IRX‑2 active constituents, namely Interleukin-2, or IL‑2, and other key cytokines, are postulated to signal, enhance and restore immune function suppressed by the tumor, thus enabling the immune system to attack cancer cells, unlike existing cancer therapies, which rely on targeting the cancer directly. We also are exploring opportunities to advance oncology, blood disorder, and monogenic disease therapies using gene-editing cell‑therapy technology through a license with Factor Biosciences Limited and Novellus Therapeutics Limited, which we refer to collectively as the Licensor.

The development of our product candidates could be disrupted and materially adversely affected by the continuing COVID-19 pandemic. As a result of measures imposed by the governments in affected regions, businesses and schools have been suspended due to quarantines intended to contain this outbreak. The spread of SARS CoV‑2 from China to other countries resulted in the Director General of the World Health Organization declaring COVID-19 a pandemic in March 2020. While the constraints of the pandemic are slowly being lifted, we are still assessing the longer term impact of the COVID-19 pandemic on our development plans, and on the ability to conduct our clinical trials There can be no assurance that this analysis will enable us to avoid or remediate part or all of any impact from the spread of COVID-19 or its consequences, including downturns in business sentiment generally. The extent to which the COVID-19 pandemic and global efforts to contain its spread will impact our operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the pandemic and the actions taken to contain or treat the COVID‑19 pandemic.

The patients in our clinical trials have conditions that make them especially vulnerable to COVID-19, and as a result we have seen slowdowns in enrollment in our clinical trials. While our Phase 2b clinical study in patients with squamous cell carcinoma of the oral cavity, known as the INSPIRE study, is fully populated, our other clinical studies are likely to continue to encounter delays as a result of the pandemic. Further, with respect to the INSPIRE study, we anticipate that the COVID-19 pandemic will slow our ability to close out trial sites and report trial data.

IRX‑2 is a therapy based on IL‑2, a type of cytokine-signaling molecule in the immune system. While many of the mechanisms of action of COVID-19 are still unknown, there is evidence that for some patients, severe COVID-19 patients may result in “cytokine storm syndrome,” in which the body releases cytokines into the body too quickly, which can create symptoms such as high fever, inflammation, severe fatigue and nausea and can lead to severe or life-threatening symptoms.

In June 2020 the Journal of Medical Virology published a letter submitted by Wen Luo, Jia-Wen Zhang, Wei Zhang, Yuan-Long Lin and Qi Wang, supported by grants from the State Key Laboratory of Veterinary Technology, Harbin Veterinary Research Institute, stating that, based on a review of 25 patients admitted to intensive care units with a confirmed infection of COVID-19, cytokine storm of a number of interleukins, including IL‑2, was absent. The letter therefore suggested that the severity of COVID-19 symptoms is not directly associated with circulating levels of IL‑2. There can be no assurance, however, that further study will bear this out or that patients treated with IRX‑2, who are already at higher risk for COVID-19 due to their underlying diagnosis, will not be adversely affected.

IRX‑2 is a primary human cell-derived biological medicinal product containing multiple active cytokine components acting as immunomodulators. It is prepared from the supernatant of pooled allogeneic peripheral blood mononuclear cells, known as PBMNCs, that have been stimulated using a proprietary process employing a specific population of cells and a specific mitogen.

While IRX‑2 is a cytokine mixture, one of its principal active components is IL‑2, a cytokine-signaling molecule in the immune system. IL‑2 is a protein that regulates the activities of white blood cells (leukocytes and often lymphocytes) that are responsible for immunity. IL‑2 is part of the body’s natural response to microbial infection, and in discriminating between foreign (“non-self”) and “self,” IL‑2 mediates its effects by binding to IL‑2 receptors, which are expressed by lymphocytes. The major sources of IL‑2 are activated CD4+ T cells and activated CD8+ T cells.

Unlike existing recombinant IL‑2 therapies, IRX‑2 is naturally derived from human blood cells. This potentially may promote better tolerance, broader targeting and a natural molecular conformation leading to greater activity, and may permit low physiologic dosing, rather than the high doses needed in other existing IL‑2 therapies. Our ongoing development program is specifically investigating use of IRX‑2 in neoadjuvant (pre-surgical) and adjuvant (post-operative) treatment for advanced head and neck squamous cell carcinoma, or HNSCC. IRX‑2 has received both fast track designation and orphan drug designation from the U.S. Food and Drug Administration, or FDA, for this indication. Potential use of our product candidate in other cancer indications is also being evaluated in several investigator-sponsored trials. Finally, we are currently modifying our manufacturing process to allow us to develop additional drugs with a variety of cytokine mixtures to expand our product offerings.

Our product candidate IRX‑2 currently remains under development and has not yet been approved for marketing authorization in any jurisdiction. The ongoing development program is investigating use of IRX‑2 as an immunotherapeutic neoadjuvant (pre-surgical) and adjuvant (post-operative) treatment for advanced HNSCC and other indications.

The HNSCC development program is being conducted under FDA Investigational New Drug #11,137 filed on June 30, 2003 and is ongoing. Potential use of IRX‑2 in other cancer indications is also being conducted by independent clinical researchers as investigator‑initiated trials.

The HNSCC program has received fast track designation, approved November 7, 2003, and orphan drug designation, conferred on July 7, 2005, from the FDA. We have not submitted a request for orphan drug designation in the European Union, though we may seek such designation in the future.

Our findings to date from nonclinical studies of IRX‑2 include murine acute toxicology as well as acute and chronic primate studies. These studies detected circulating associated cytokines yet were associated with benign toxicological findings. A further murine study demonstrated PD/PDL‑1 synergy when additively administered with IRX‑2.

Clinical studies in humans involving IRX‑2 show immune marker activation in patients treated with IRX‑2. In a prior clinical trial, a correlation was shown between marker activation and disease-free survival in head and neck cancer.

Our clinical pipeline of therapeutic studies focused on oncology indications of high unmet medical need includes:

Monotherapy studies:

•	INSPIRE, a Phase 2B study involving 105 patients with HNSCC. Details of this trial can be found at clinicaltrials.gov (NCT02609386).

•	BR-101 - A study involving 16 patients with neoadjuvant breast cancer performed at the Providence Portland Medical Center. Details of this trial can be found at clinicaltrials.gov (NCT02950259).

•
CIN-201 - An open label single arm Phase 2 trial of the IRX‑2 regimen in women with cervical squamous intraepithelial neoplasia 3 or squamous vulvar intraepithelial neoplasia 3. Details of this trial can be found at clinicaltrials.gov (NCT03267680).

Combination studies:

•
BAS-104 - A basket study originally intended to enroll 100 patients with metastatic bladder, renal, non-small cell lung cancer (NSCLC), melanoma, and head and neck cancer being held at the Moffitt Cancer Center, using IRX‑2 in conjunction with Opdivo (Nivolumab), an immunotherapy cancer treatment marketed by Bristol-Myers Squibb Company. Details of this trial can be found on clinicaltrials.gov (NCT03758781).

•
HCC-107 - A study involving 28 patients with metastatic hepatocellular carcinoma, HCC, being held at HonorHealth Research Institute, City of Hope Medical Center and Texas Oncology at Baylor Charles A. Simmons Cancer Center using IRX‑2 in conjunction with Opdivo, a cancer treatment marketed by Bristol-Myers Squibb Company. Details of this trial can be found at clinicaltrials.gov (NCT03655002).

•
GI-106 - A study involving 20 patients with metastatic gastric and gastroesophageal junction cancers (GI) being held at HonorHealth Research Institute, City of Hope Medical Center and Texas Oncology at Baylor Charles A. Simmons Cancer Center using IRX‑2 in conjunction with Keytruda (Pembrolizumab), an immunotherapy cancer treatment marketed by Merck. Details of this trial can be found at clinicaltrials.gov (NCT03918499).

•
MHN-102 - A study involving 15 patients with metastatic head and neck cancer being held at the H. Lee Moffitt Cancer Center and Research Institute and University of Michigan Health System using IRX‑2 in conjunction with Imfinzi (Durvalumab), a cancer treatment marketed by AstraZeneca plc. Details of this trial can be found at clinicaltrials.gov (NCT03381183).

•
BR-202 - A study involving 30 patients with neoadjuvant triple negative breast cancer, held at the Providence Portland Medical Center using IRX‑2 in conjunction with a programmed cell death protein 1 (PD1) and chemotherapy treatments. Details of this trial can be found at clinicaltrials.gov (NCT04373031).

Other than the INSPIRE study, each of the studies described above is an investigator-sponsored study for which we are providing IRX‑2 as study drug and financial support to conduct the trial.

Our strategy is twofold: to rapidly advance our IRX 2 platform to become a leader in immunologic therapy for various types of cancer as both a first-line therapy and in combination with other cancer treatments, and to commercialize the gene editing technology licensed from the Licensor:

•
Pursue commercialization of gene-editing technology. Develop analog mRNA based technology and proprietary delivery system licensed from the Licensors for gene therapy, and cellular engineering in the treatment of indications of high unmet medical need in oncology and other conditions.

•
Advance our product candidate IRX 2 through clinical development. IRX 2 is a human blood-based IL 2 therapy being studied for multiple types of cancer, including squamous cell cancer of the head and neck. Treatment of patients in the INSPIRE trial has been completed, and patients who participated in the trial are currently being monitored for event-free survival with top-line data estimated to be available in the first half of 2022.

•
Advance combination trials with checkpoint inhibitors. Once INSPIRE trial are released, we plan to use those results as a catalyst in addition to six other clinical trials with multiple data read-outs anticipated in 2022 and later.

•	Pursue partnerships to advance our clinical program. We are pursuing partnering opportunities with leading biopharmaceutical companies for the development and commercialization of IRX 2.

•
Opportunistically in-license/acquire complementary programs. We may seek additional products to license or acquire in order to expand our product pipeline. This includes products that we may seek to develop if we exercise our option to exclusively license certain additional technology from the Licensors.

•
Regulatory Strategy. We believe that our assets may be deemed to be unique and to represent potential breakthroughs in cancer treatment. We will endeavor to seek breakthrough therapy designation with regulatory agencies for IRX 2 for one or more indications and for any other product we may acquire or in license that could potentially lead to accelerated clinical development timelines. We cannot, however, assure you that we will receive breakthrough therapy designation for any indications or that any breakthrough therapy designation we do receive will necessarily lead to a faster approval time.

•	Intellectual Property. We continue to pursue additional intellectual property based on data from IRX clinical studies.

For additional information regarding our business, please see Item 8.01 of our Current Report on Form 8-K filed with the SEC on May 11, 2021.

Recent Developments

License Agreements with the Licensor

On April 26, 2021 , Brooklyn LLC entered into an exclusive license agreement, or the License Agreement, with the Licensor to license the Licensor’s IP and mRNA cell reprogramming and gene editing technology for use in the development of certain cell-based therapies to be evaluated and developed for treating human diseases, including certain types of cancer, sickle cell disease, and beta thalassemia. Through the License Agreement, Brooklyn LLC acquired an exclusive worldwide license to develop and commercialize certain cell-based therapies to treat cancer and rare blood disorders, including sickle cell disease, based on patented technology and know-how of Novellus Therapeutics Limited.

The License Agreement provides that Brooklyn LLC is obligated to pay the Licensor a total of $4,000,000 in connection with the execution of the License Agreement, of which $2,500,000 has been paid and the remaining $1,500,000 is expected to be paid in July 2021. Brooklyn LLC is obligated to pay to the Licensor additional fees of $5,000,000 in October 2021 and $7,000,000 in October 2022.

Under the terms of the License Agreement, Brooklyn LLC is required to use commercially reasonably efforts to achieve certain delineated milestones, including specified clinical development and regulatory milestones and specified commercialization milestones. In general, upon its achievement of these milestones, Brooklyn LLC will be obligated, in the case of development and regulatory milestones, to make milestone payments to Licensor in specified amounts and, in the case of commercialization milestones, to specified royalties with respect to product sales, sublicense fees or sales of pediatric review vouchers. In the event Brooklyn LLC fails to timely achieve certain delineated milestones, the Licensor may have the right to terminate the rights of Brooklyn LLC under provisions of the License Agreement relating to those milestones.

The Licensor is responsible for preparing, filing, prosecuting and maintaining all patent applications and patents under the License Agreement. If, however, the Licensor determines not to maintain a particular licensed patent or not to prepare, file and prosecute a licensed patent, Brooklyn LLC will have the right, but not the obligation, to assume those responsibilities in the territory at its expense.

Novellus is a pre-clinical development, manufacturing, and technology licensing entity focused on engineered cellular medicines. Novellus has created, developed, and patented mRNA-based cell reprogramming and gene editing technologies to create engineered cellular medicines. The synthetic mRNA developed by Novellus is non-immunogenic—it is capable of successfully evading the immune system while being recognized by cellular processes. The synthetic mRNA is then capable of expressing high levels of proteins for cell reprogramming and gene editing. The mRNA may be formulated for injection into target tissues for cellular uptake and therapeutic treatment.

The synthetic mRNA technology may be used to edit gene mutations through mRNA chemistry or expressed gene-editing proteins to treat genetic and rare diseases. It may also be used to reprogram human non-pluripotent cells and induce human pluripotent stem cells, or IPSCs. The IPSCs may then be differentiated into pure populations of varying therapeutic cell types. The reprogramming technology offers a rapid, cost-effective and patient specific therapy using the engineered stem cells created from IPSCs.

Novellus has over 45 granted patents throughout the world covering synthetic mRNA, RNA-based gene editing, and RNA-based cell reprogramming, in addition to specific patents covering methods for treating specific diseases. There are also greater than 50 pending patent applications throughout the world focused on these and other aspects of the technology. The patent coverage includes granted patents and pending patent applications in the United States, Europe, and Japan along with other major life sciences markets.

There can be no assurance that Brooklyn LLC can successfully develop and commercialize the technology licensed under the License Agreement.

Purchase Agreement

On April 26, 2021, we entered into a purchase agreement, or the Purchase Agreement, with Lincoln Park Capital Fund, LLC, or Lincoln Park, under which, subject to specified terms and conditions, we may sell to Lincoln Park up to $20.0 million of shares of common stock from time to time during the term of the Purchase Agreement.

Additionally, on April 26, 2021, we entered into a registration rights agreement, or the Registration Rights Agreement, with Lincoln Park, pursuant to which we agreed to file a registration statement with the Securities and Exchange Commission, or the SEC, covering the resale of shares of common stock issued to Lincoln Park under the Purchase Agreement.

Under the terms and subject to the conditions of the Purchase Agreement, we have the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $20.0 million of shares of common stock. Any such sale of common stock will be subject to specified limitations and may occur from time to time, at our discretion, over a 36-month period commencing after the date that a registration statement covering the resale of shares of common stock issued under the Purchase Agreement, which we agreed to file with the SEC pursuant to the Registration Rights Agreement, is declared effective by the SEC and a final prospectus in connection therewith is filed and the other conditions set forth in the Purchase Agreement are satisfied. Lincoln Park has no right to require us to sell any common stock to Lincoln Park, but Lincoln Park is obligated to make purchases as we direct, subject to conditions set forth in the Purchase Agreement.

Upon entering into the Purchase Agreement, we issued and sold 56,041 shares of common stock, or the Commitment Shares, to Lincoln Park as consideration for Lincoln Park’s commitment to purchase up to $20.0 million shares of common stock under the Purchase Agreement.

Under the Purchase Agreement, we may elect from time to time, subject to specified conditions, to require the selling stockholder to purchase on any single business day on which the closing price of common stock is equal to or greater than $1.00, which we refer to as a Regular Purchase, (a) up to 60,000 shares of common stock, (b) if the closing sale price of common stock on the NYSE American is at least $5.50 per share, up to 80,000 shares of common stock or (c) if the closing sale price of common stock on the NYSE American is at least $7.00 per share, up to 120,000 shares of common stock. In no case, however, will the selling stockholder’s commitment with respect to any single Regular Purchase exceed $1,000,000. The foregoing share amounts and per share prices will be adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction occurring after the date of the Purchase Agreement with respect to common stock. The purchase price per share for each such Regular Purchase will be based on prevailing market prices of the common stock immediately preceding the time of sale, as determined under the Purchase Agreement.

In addition to Regular Purchases, we may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases on the terms and subject to the conditions set forth in the Purchase Agreement.

As of May 14, 2021, we had issued and sold an aggregate of 302,358 shares of common stock to Lincoln Park pursuant to the Purchase Agreement, resulting in gross proceeds of $6.3 million.

Basis of Presentation

Revenues

We are a development stage company and have had no revenues from product sales to date. We will not have revenues from product sales until such time as we receive regulatory approval of our drug candidates, successfully commercialize our products or enter into a licensing agreement which may include up-front licensing fees, of which there can be no assurance.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries, benefits and other costs, including stock-based compensation, for our executive and administrative personnel, legal and other professional fees; travel, insurance, and other corporate costs.

Research and Development Expenses

Our research and development expenses consist of costs incurred for company-sponsored research and development activities, as well as support for selected investigator-sponsored research. The major components of research and development costs include preclinical study costs, clinical manufacturing costs, clinical study and trial expenses, insurance coverage for clinical trials, consulting, scientific advisors and other third-party costs, salaries and employee benefits, stock-based compensation expense, supplies and materials (required capital equipment) and allocations of various overhead costs related to our product development efforts. To date, all of our research and development resources have been devoted to the development of IRX-2, and we expect this to continue for the foreseeable future.

In the normal course of our business, we contract with third parties to perform various clinical study and trial activities in the on-going development and testing of potential products. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events or milestones, the successful enrollment of patients, the allocation of responsibilities among the parties to the agreement, and the completion of portions of the clinical study or trial or similar conditions. Preclinical and clinical study and trial associated activities such as production and testing of clinical material require significant up-front expenditures. We anticipate paying significant portions of a study or trial’s cost before such begins and incurring additional expenditures as the study or trial progresses and reaches certain milestones.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenue and expenses during the reporting periods. We continually evaluate our judgments, estimates and assumptions. We base our estimates on the terms of underlying agreements, our expected course of development, historical experience and other factors we believe are reasonable based on the circumstances, the results of which form our management’s basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

The accounting policies described below are not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP. There are also areas in which our management’s judgment in selecting any available alternative would not produce a materially different result. Our consolidated financial statements and the notes thereto included elsewhere in this report contain accounting policies and other disclosures as required by GAAP.

Use of Estimates

We are required under GAAP to make estimates and assumptions that affect (a) the reported amounts of assets and liabilities, (b) disclosure of contingent assets and liabilities at the date of the financial statements, (c) the reported amounts of revenues and expenses during the reporting period, and (d) the reported amount of the fair value of assets required in connection with our business combination with IRX Therapeutics, LLC in 2018. Our actual results could differ, possibly significantly, from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents are a measure of our cash on hand and any highly liquid investments with maturity dates within the next three months. At December 31, 2020 and March 31, 2021, we had cash of $1.6 million and $8.4 million, respectively.

Property and Equipment

Property and equipment are recorded at cost on our balance sheets, and then are depreciated over their useful lives. Laboratory and manufacturing equipment are depreciated over an estimated 7-year life span. Leasehold improvements are depreciated over the shorter of their useful life, or the end of the lease term. When these assets are disposed of, the cost and related accumulated depreciation are removed from our balance sheet and the resulting gain or loss is recognized.

In-Process Research and Development

In-process research and development, or IPR&D, assets represent the fair value of the technologies acquired in connection with the business combination with IRX Therapeutics, LLC have not reached technological feasibility and likely have no alternative future use. IPR&D assets are considered to be indefinite lived until the associated research is completed or abandoned. If IPR&D assets are deemed to be indefinite, they are tested for impairment on an annual basis, or more frequently if we become aware of any events or changes that result in the fair value of these assets being decreased. In such a case, where we are able to commercialize IPR&D assets, the lives of the assets are reduced and the amounts are amortized based on the estimated useful lives beginning at that point in time. Where development is terminated or abandoned, there may be a small impairment charge related to the IPR&D assets.

Research and Development

Research and development expenses are charged to operations as incurred. These assets include costs related to clinical and preclinical trials such as payments to coordinators and hospitals, costs of testing and other medical procedures provided to patient test subjects, site visits, and other costs related to our clinical trials.

Income Taxes

We were not directly subject to federal, state or local income taxes through December 31, 2018, as any tax liability was passed on to our members. In the year ended December 31, 2019, we recorded taxable income related to the New York City Unincorporated Business Tax. We expect this to continue in the future.

The benefits from uncertain tax positions are recognized only if it is more likely than not that the position will be sustained upon examination by local, state or federal taxing authorities. Any tax benefits recognized in our financial statements are measured based on the largest benefit that has at least a 50% likelihood of being realized. At this time, we have no material uncertain tax positions for any recording period.

Results of Operations

Comparison of Three Months Ended March 31, 2021 and 2020

	For the three months ended March 31,
	2021	2020	Change $	Change %

Operating Expenses:
Research and development	$1,519,633	$(38,971)	1,558,604	-3999%
General and administrative	1,636,557	1,053,505	583,052	55%
Transaction costs	5,765,407	-	5,765,407	N/A
Change in fair value of contingent consideration	(820,000)	-	(820,000)	N/A
Total operating expenses	8,101,597	1,014,534
Loss from operations	(8,101,597)	(1,014,534)
Other Expenses:
Other expense, net	(2,564)	(4,678)	2,114	-45%
Loss on sales of NTN assets	(9,598,173)	-	(9,598,173)	N/A
Total other expenses	(9,600,737)	(4,678)
Net loss attributable to common stockholders	$(17,702,334)	$(1,019,212)

Revenues

We had no revenues for the three months ended March 31, 2021 or 2020.

General and Administrative Expenses

General and administrative expenses include corporate and office expenses, legal, accounting and consulting fees, and travel expenses. Our general and administrative expenses increased due to additional fees for professional and legal fees associated with the Merger.

We expect general and administrative expenses to increase in future periods as we increase our business activities following completion of the Merger and incur costs associated with being a publicly traded company.

Research and Development Expenses

Research and development expenses in 2021 relate to the support of our investigator-sponsored studies.

Expenses related to our research and development activities increased during the three months ended March 21, 2021 when compared against the same period in 2020 due to stock-based compensation modification for the conversion of common units into common shares and increase in clinical trials for new trial initiation.

We expect research and development expenses to grow as we expand our clinical trial activities.

Transaction Costs

There were no transaction costs for the three months ended March 31, 2020. For the three months ended March 31, 2020, transaction costs related to the issuance of common stock to our financial advisor upon consummation of the Merger.

Change in Fair Value of Contingent Consideration

Change in fair value of contingent consideration was $820,000 for the three months ended March 31, 2021 and $0 for the three months ended March 31, 2020.

Other Expense, Net

Other expense, net for the three months ended March 31, 2021 and 2020 mainly related to payments of interest on notes in the principal amount of $410,000 that we assumed as part of the acquisition of the assets of IRX Therapeutics, LLC in 2018. The notes bear interest at the rate of 14% and were due on December 31, 2019. On January 27, 2020, the notes were amended to extend the maturity date to the earlier of (i) a change of control and (ii) December 31, 2021, whichever comes first.

Loss on Sales of NTN Assets

Loss on sales of NTN assets for the three months ended March 31, 2021 was incurred when we completed the Asset Sale.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily with capital calls to our members. At March 31, 2021, we had cash and cash equivalents of $8.4 million principally derived from contributions by our members. We have to date incurred operating losses, and we expect these losses to increase in the future as we expand our drug development programs and operate as a publicly traded company. We anticipate using current cash on hand and our net proceeds from sales of common stock under the Purchase Agreement to finance these activities. It will likely be some years before we obtain the necessary regulatory approvals to commercialize one or more of our drug candidates. Based on our current financial condition and forecasts of available cash, including as mentioned above, we believe we have sufficient funds to fund our operations through the first quarter of 2022. There can be no assurance that we will ever be in a position to commercialize IRX-2 or any other drug candidate we may acquire, or that we will obtain any additional financing that we require in the future or, even if such financing is available, it will obtainable on terms acceptable to us.

In that regard, our future funding requirements will depend on many factors, including:

•	the scope, rate of progress and cost of our clinical trials and other product development activities;

•	future clinical trial results;

•	the terms and timing of any collaborative, licensing and other agreements that we may establish;

•	the cost and timing of regulatory approvals;

•	the cost and delays in product development as a result of any changes in regulatory oversight applicable to our products;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the effect of competition and market developments; and

•	the cost of filing and potentially prosecuting, defending and enforcing any patent claims and other intellectual property rights.

We plan to raise additional funds to support our product development activities and working capital requirements through public or private equity offerings, debt financings, corporate collaborations or other means. We may also seek governmental grants to support our clinical trials and preclinical trials. Further, we may seek to raise capital to fund additional product development efforts even if we have sufficient funds for our planned operations. Any sale by us of additional equity or convertible debt securities could result in dilution to our stockholders. There can be no assurance that any such required additional funding will be available to us at all or available on terms acceptable to us.

Further, to the extent that we raise additional funds through collaborative arrangements, it may be necessary to relinquish some rights to our technologies or grant sublicenses on terms that are not favorable to us. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs, which could have an adverse effect on our business.

Sources of Funds

Equity Securities

•
As a condition to the closing of the Merger, we were required to have at least $10.0 million in cash and cash equivalents at the effective time of the Merger. In furtherance of, and prior to, the Merger, certain of our members entered into agreements pursuant to which those members purchased units of Brooklyn LLC for an aggregate purchase price of $10.5 million.

•
On April 26, 2021, we entered into the Purchase Agreement under which, subject to specified terms and conditions, we may sell to Lincoln Park up to $20.0 million of shares of common stock from time to time during the term of the Purchase Agreement. As of May 14, 2021, we had issued and sold an aggregate of 302,358 shares of common stock to Lincoln Park pursuant to the Purchase Agreement, resulting in gross proceeds of $6.3 million. For further information, see “—Recent Developments—Purchase Agreement.”

Asset Sale. On March 26, 2021, we completed the Asset Sale, in which we sold to eGames.com our rights, title and interest in and to the assets relating to the business we operated prior to the Merger under the name “NTN Buzztime, Inc.” in exchange for eGames.com’s payment of a purchase price of $2.0 million and assumption of specified liabilities relating to such pre-Merger business.

Brooklyn PPP Loan. On March 27, 2020, then-President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, as amended on June 5, 2020 by the Paycheck Protection Program, or PPP. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carry back periods, and alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. On May 4, 2020, we were granted a loan from Silicon Valley Bank, which we refer to as the Brooklyn PPP Loan, in the aggregate amount of $309,905, pursuant to the PPP under Division A, Title I of the CARES Act. The Brooklyn PPP Loan, which was in the form of a Note we issued as of May 4, 2020, matures on May 5, 2022 and bears interest at a rate of 1.0% per annum, payable monthly commencing on November 4, 2020. We may prepay the Note at any time prior to maturity, with no prepayment penalties. Funds from the Brooklyn PPP Loan may only be used for payroll costs, rent and utilities. We are using the funds received from the Brooklyn PPP Loan for what we believe are qualifying expenses. Under the terms of the Brooklyn PPP Loan, certain amounts of the Brooklyn PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act.

Uses of Funds

Net Cash Used in Operating Activities. Our operations used $3,429,927 million in the three months ended March 31, 2021. Our cash use for operating activities is influenced by the level of our net loss and the amount of cash we invest in personnel and technology development to support anticipated growth in our business.

Lease Obligations. We are obligated to pay $486,000 per annum for our facilities in Brooklyn, New York, where we have our offices and manufacturing operations, subject to annual increases and to a sharing of common area expenses with other tenants in the building. The lease expires on December 31, 2025.

NTN PPP Loan. On April 18, 2020, NTN Buzztime, Inc. was granted a loan, which we refer to as the NTN PPP Loan, in the aggregate amount of $1,625,000, pursuant to the PPP under the CARES Act. Under the terms of the NTN Loan, certain amounts of the NTN PPP Loan could be forgiven if they were used for qualifying expenses as described in the CARES Act. In October 2020 the U.S. Small Business Administration approved the forgiveness of $1,093,000 of the $1,625,000 principal amount of the NTN PPP Loan, leaving a principal balance of $532,000, all of which, plus accrued and unpaid interest, was due and, in accordance with the terms of the agreement and plan of merger and reorganization for the Merger, paid by us upon the closing of the Merger.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 3 to the condensed consolidated financial statements included in this report.

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

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we were required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as of the end of the period covered by this report under the supervision and with the participation of our management, including our Chief Executive Officer and President (who serves as our principal executive officer and principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures.

Based on our evaluation and subject to the foregoing, our Chief Executive Officer and President (who serves as our principal executive officer and principal financial officer) concluded that our disclosure controls and procedures were effective as of March 31, 2021 providing reasonable assurance of achieving the desired control objectives.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting and may from time to time make changes to enhance their effectiveness and ensure that our systems evolve with our business.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

This information is set forth under “Note 12—Commitments and Contingencies—Litigation” to the condensed consolidated financial statements included in this report and is incorporated in this Item 1 by reference.

From time to time we may become involved in legal proceedings arising in the ordinary course of business. Except as described above, we do not believe there is any litigation pending that could have, individually or in the aggregate, a material adverse effect on our results of operations, financial condition or cash flows.

Item 1A.	Risk Factors.

An investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described in the “Risk Factors” section of our Current Report on Form 8-K filed with the SEC on May 11, 2021 together with all other information contained or incorporated by reference in this report before you invest in common stock. If any of the risks described in this report or in such Current Report occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. Under these circumstances, the trading price of common stock could decline, and you may lose all or part of your investment.

Item 6.	Exhibits.

Exhibit	Description	Incorporated By Reference
3.1	Restated Certificate of Incorporation	Exhibit to Form 10-Q filed on August 14, 2013
3.1(a)	Certificate of Amendment to the Restated Certificate of Incorporation (reverse/forward split)	Exhibit to Form 8-K filed on June 17, 2016
3.1(b)	Certificate of Decrease of the Series A Convertible Preferred Stock	Exhibit to Form 8-K filed on April 12, 2017
3.1(c)	Certificate of Amendment to the Restated Certificate of Incorporation (decrease in authorized capital stock)	Exhibit to Form 8-K filed on June 9, 2017
3.1(d)	Certificate of Amendment to Restated Certificate of Amendment, dated March 25, 2021 (Reverse Stock Split)	Exhibit to Form 8-K filed on March 31, 2021
3.1(e)	Certificate of Amendment to Restated Certificate of Amendment, dated March 25, 2021 (Authorized Share Increase)	Exhibit to Form 8-K filed on March 31, 2021
3.1(f)	Certificate of Amendment to Restated Certificate of Amendment, dated March 25, 2021 (Name Change)	Exhibit to Form 8-K filed on March 31, 2021
3.2	Amended and Restated Bylaws	Exhibit to Form 8-K filed on March 31, 2021
10.1*	Amended and Restated Royalty Agreement and Distribution Agreement, dated March 22, 2021	Exhibit to Form 8-K filed on March 31, 2021
10.2+	Brooklyn ImmunoTherapeutics, Inc. 2020 Stock Incentive Plan	Exhibit to Form 8-K filed on March 31, 2021
10.3+	Assignment and Assumption of Employment Agreement dated March 30, 2021 among Brooklyn ImmunoTherapeutics, LLC, Brooklyn ImmunoTherapeutics, Inc. and Ronald Guido	Exhibit to Form 8-K filed on March 31, 2021
10.4+	Assignment and Assumption of Employment Agreement dated March 30, 2021 among Brooklyn ImmunoTherapeutics, LLC, Brooklyn ImmunoTherapeutics, Inc. and Lynn Sadowski Mason	Exhibit to Form 8-K filed on March 31, 2021
10.5+^	Executive Employment Agreement, dated as of April 1, 2021 and effective as of April 16, 2021, between Brooklyn ImmunoTherapeutics, Inc. and Howard J. Federoff.	Exhibit to Form 8-K filed on April 7, 2021
10.6+	Form of Indemnification Agreement	Exhibit to Form 8-K filed on April 16, 2021
10.6(a)	Schedule identifying agreements substantially identical to the form of indemnification agreement filed as Exhibit 10.6	Exhibit to Form 8-K filed on May 11, 2021
10.7(a)	Purchase Agreement, dates as of April 26, 2021, between Brooklyn ImmunoTherapeutics, Inc. and Lincoln Park Capital Fund, LLC	Exhibit to Form 8-K filed on April 30, 2021
10.7(b)	Registration Rights Agreement, dated as of April 26, 2021, between Brooklyn ImmunoTherapeutics, Inc. and Lincoln Park Capital Fund, LLC	Exhibit to Form 8-K filed on April 30, 2021
10.8~*	Exclusive License Agreement, dated as of April 26, 2021, between Factor Bioscience Limited, Novellus Therapeutics Limited and Brooklyn ImmunoTherapeutics LLC	Exhibit to Form 8-K filed on April 30, 2021
31.1	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1#	Certification of Principal Executive Officer and Financial pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
*	Certain information redacted and replaced with “[***]”.
+	Indicates management contract or compensatory plan.
^
Certain addenda have been omitted pursuant to Item 601(a)(5) of Regulation S-K. We hereby undertake to furnish copies of the omitted addenda upon request by the Securities and Exchange Commission, provided that we may request confidential treatment pursuant to Rule 24b‑2 of the Securities Exchange Act of 1934 for the addenda so furnished.

~	Certain exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted exhibit will be furnished to the Securities and Exchange Commission or its staff upon request.
#
This certification is being furnished solely to accompany this report pursuant to U.S.C. § 1350, and it is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated herein by reference into any filing of the registrant whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BROOKLYN IMMUNOTHERAPEUTICS, INC.

Date: May 17, 2021	By:	/s/ Howard J. Federoff
Howard J. Federoff
Chief Executive Officer and President