Form 10-Q
period 2021-06-30
Brooklyn ImmunoTherapeutics, Inc.
filed 2021-08-13
CIK 748592

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

As of August 12, 2021, the registrant had outstanding 51,729,612 shares of common stock, $0.005 par value per share.

		Page
PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of June 30, 2021 (unaudited) and December 31, 2020	1
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020 (unaudited)	2
	Condensed Consolidated Statements of Changes in Members’ and Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2021 and 2020 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020 (unaudited)	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	32

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 6.	Exhibits	35
Signatures		36

In this report, “Brooklyn” refers to Brooklyn ImmunoTherapeutics, Inc. (formerly known as NTN Buzztime, Inc.) and “Brooklyn LLC” refers to Brooklyn ImmunoTherapeutics LLC, a wholly owned subsidiary of Brooklyn Inc. All references to “our company,” “we,” “us” or “our” mean Brooklyn Inc. and its subsidiaries, including Brooklyn LLC, unless stated otherwise or the context otherwise requires.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, or the Forward-Looking Statements Safe Harbor, as codified in Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts could be deemed forward-looking statements. We have tried, whenever possible, to identify these statements by using words such as “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “seeks,” or words of similar meaning, or future or conditional verbs, such as “may,” “will,” “should,” “could,” “aims,” “intends” or “projects,” and similar expressions, whether in the negative or the affirmative. Forward-looking statements reflect management’s beliefs and assumptions, are all based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Forward-looking statements by their nature address matters that are, to different degrees, subject to risks and uncertainties that could cause actual results to differ materially and adversely from those expressed in any forward-looking statement.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in our forward-looking statements. We have identified important factors in the cautionary statements included, or incorporated by reference, in this report, particularly in “Item 1A. Risk Factors” in Part II of this report, that we believe could cause actual results or events to differ materially from our forward-looking statements.

We intend forward-looking statements to speak only as of the time they are made. Except as required by law, we do not undertake, and expressly disclaim any obligation, to disseminate, after the date hereof, any updates or revisions to any such forward-looking statements to reflect any change in expectations or events, conditions or circumstances on which any such statements are based.

ii

BROOKLYN IMMUNOTHERAPEUTICS, INC.
 CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
ASSETS	(unaudited)
Current assets:
Cash	$50,164,673	$1,630,455
Tax receivable	23,303	-
Prepaid expenses and other current assets	1,753,197	102,322
Total current assets	51,941,173	1,732,777
Property and equipment, net	582,041	594,106
Right-of-use assets - operating leases	2,767,804	2,092,878
Goodwill	2,043,747	2,043,747
In-process research and development	6,860,000	6,860,000
Security deposits and other assets	514,881	453,252
Total assets	$64,709,646	$13,776,760

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,679,311	$1,275,223
Accrued expenses	1,916,126	1,051,020
Loans payable	410,000	410,000
PPP loan, current	309,905	115,972
Operating lease liabilities, current	383,923	273,217
Other current liabilities	985,233	-
Total current liabilities	7,684,498	3,125,432
Contingent consideration	19,290,000	20,110,000
Operating lease liabilities, non-current	2,529,422	1,905,395
PPP loan, non-current	-	193,933
Other liabilities	22,863	22,863
Total liabilities	29,526,783	25,357,623

Stockholders’ and members’ equity (deficit):
Class A membership units	-	23,202,005
Class B membership units	-	1,400,000
Class C membership units	-	1,000,000
Common units	-	197,873
Common stock, $0.005 par value, 100,000,000 shares authorized, 44,707,382 issued and outstanding at June 30, 2021; no shares issued and outstanding at December 31, 2020.	223,537	-
Series A preferred stock	781	-
Additional paid-in capital	100,134,743	-
Accumulated deficit	(65,176,198)	(37,380,741)
Total stockholders’ and members’ equity (deficit)	35,182,863	(11,580,863)
Total liabilities and stockholders’ and members’ equity (deficit)	$64,709,646	$13,776,760

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROOKLYN IMMUNOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	5,392,777	985,081	6,912,410	1,376,140
General and administrative	4,620,353	1,034,120	6,256,910	1,657,595
Transaction costs	-	-	5,765,407	-
Change in fair value of contingent consideration	-	-	(820,000)	-
Total operating expenses	10,013,130	2,019,201	18,114,727	3,033,735
Loss from operations	(10,013,130)	(2,019,201)	(18,114,727)	(3,033,735)
Other expenses:
Loss on sale of NTN assets	(50,000)	-	(9,648,173)	-
Other expense, net	(22,187)	(14,245)	(24,751)	(18,923)
Total other expenses	(72,187)	(14,245)	(9,672,924)	(18,923)
Net loss	(10,085,317)	(2,033,446)	(27,787,651)	(3,052,658)
Series A preferred stock dividend	(7,806)	-	(7,806)	-
Net loss attributable to common stockholders	$(10,093,123)	$(2,033,446)	$(27,795,457)	$(3,052,658)
Net loss per common share - basic and diluted	$(0.24)	$(0.12)	$(0.79)	$(0.17)
Weighted average shares outstanding - basic and diluted	42,448,188	17,583,489	35,187,292	17,542,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROOKLYN IMMUNOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ AND MEMBERS’ EQUITY (DEFICIT)
For the three and six months ended June 30, 2021 and 2020 (unaudited)

	Membership Equity				Common Stock		Series A Preferred Stock		Additional Paid-in	Accumulated
	Class A	Class B	Class C	Common	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances at April 1, 2021	$-	$-	$-	$-	41,505,998	$207,530	156,112	$781	$50,453,489	$(55,083,075)	$(4,421,275)
Common stock to be retained by NTN stockholders	-	-	-	-	-	-	-	-	(157)	-	(157)
Issuance of common stock from the exercise of stock options	-	-	-	-	1,300	6	-	-	10,196	-	10,202
Issuance of common stock related to stock purchase agreement with Lincoln Park Capital Fund, LLC, net	-	-	-	-	3,211,942	16,060	-	-	48,508,858	-	48,524,918
Issuance of common stock in lieu of cash dividend to Series A preferred stockholders	-	-	-	-	202	1	-	-	7,805	(7,806)	-
Forfeiture of unvested restricted stock	-	-	-	-	(12,060)	(60)	-	-	60	-	-
Stock based compensation	-	-	-	-	-	-	-	-	1,154,492	-	1,154,492
Net loss	-	-	-	-	-	-	-	-	-	(10,085,317)	(10,085,317)
Balances at June 30, 2021	$-	$-	$-	$-	44,707,382	$223,537	156,112	$781	$100,134,743	$(65,176,198)	$35,182,863

Balances at January 1, 2021	$23,202,005	$1,400,000	$1,000,000	$197,873	-	$-	-	$-	$-	$(37,380,741)	$(11,580,863)
Brooklyn rights offerings membership units	10,500,000	-	-	-	-	-	-	-	-	-	10,500,000
Elimination of Brooklyn’s historical members’ equity	(33,702,005)	(1,400,000)	(1,000,000)	(197,873)	-	-	-	-	36,299,878	-	-
Common stock to be retained by NTN stockholders	-	-	-	-	1,514,373	7,572	-	-	8,169,885	-	8,177,457
Issuance of Series A preferred stock retained by NTN stockholders	-	-	-	-	-	-	156,112	781	(781)	-	-
Issuance of common stock to Brooklyn members	-	-	-	-	38,923,957	194,620	-	-	(194,620)	-	-
Issuance of common stock to Financial Advisor upon consummation of merger	-	-	-	-	1,067,668	5,338	-	-	5,760,069	-	5,765,407
Issuance of common stock from the exercise of stock options	-	-	-	-	1,300	6	-	-	10,196	-	10,202
Issuance of common stock related to stock purchase agreement with Lincoln Park Capital Fund, LLC, net	-	-	-	-	3,211,942	16,060	-	-	48,508,858	-	48,524,918
Issuance of common stock in lieu of cash dividend to Series A preferred stockholders	-	-	-	-	202	1	-	-	7,805	(7,806)	-
Forfeiture of unvested restricted stock	-	-	-	-	(12,060)	(60)	-	-	60	-	-
Stock based compensation	-	-	-	-	-	-	-	-	1,573,393	-	1,573,393
Net loss	-	-	-	-	-	-	-	-	-	(27,787,651)	(27,787,651)
Balances at June 30, 2021	$-	$-	$-	$-	44,707,382	$223,537	156,112	$781	$100,134,743	$(65,176,198)	$35,182,863

	Membership Equity				Accumulated
	Class A	Class B	Class C	Common	Deficit	Total
Balances at April 1, 2020	$18,490,192	$1,400,000	$1,000,000	$129,671	$(11,960,738)	$9,059,125
Stock based compensation:	-	-	-	22,734	-	22,734
Sale of members’ equity	4,711,813	-	-	-	-	4,711,813
Net loss	-	-	-	-	(2,033,446)	(2,033,446)
Balances at June 30, 2020	$23,202,005	$1,400,000	$1,000,000	$152,405	$(13,994,184)	$11,760,226

Balances at January 1, 2020	$18,177,692	$1,400,000	$1,000,000	$106,937	$(10,941,526)	$9,743,103
Stock based compensation	-	-	-	45,468	-	45,468
Sale of members’ equity	5,024,313	-	-	-	-	5,024,313
Net loss	-	-	-	-	(3,052,658)	(3,052,658)
Balances at June 30, 2020	$23,202,005	$1,400,000	$1,000,000	$152,405	$(13,994,184)	$11,760,226

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROOKLYN IMMUNOTHERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2021	2020
Cash flows used in operating activities:
Net loss	$(27,787,651)	$(3,052,658)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	63,485	47,638
Stock-based compensation	1,573,393	45,468
Amortization of right-to-use asset	148,702	-
Transaction costs - shares to Financial Advisor	5,765,407	-
Loss on sale of NTN assets	9,648,173	-
Change in fair value of contingent consideration	(820,000)	-
Changes in operating assets and liabilities:
Account receivable	4,680	-
Prepaid expenses and other current assets	(1,509,284)	(79,175)
Security deposits and other non-current assets	(26,909)	(84,915)
Accounts payable and accrued expenses	2,844,135	(942,836)
Operating lease liability	(138,895)	(468)
Other liabilities	-	10,324
Net cash used in operating activities	(10,234,764)	(4,056,622)
Cash flows provided by (used in) investing activities:
Purchase of property and equipment	-	(26,177)
Purchase of NTN, net of cash acquired	147,262	-
Proceeds from the sale of NTN assets, net of cash disposed	118,594	-
Net cash provided by (used in) investing activities	265,856	(26,177)
Cash flows provided by financing activities:
Net proceeds of common stock issued to Lincoln Park	48,524,918	-
Proceeds from the exercise of stock options	10,202	-
Proceeds from loans payable	-	309,905
Repayment of NTN’s PPP Loan	(531,994)	-
Proceeds from sale of members’ equity	10,500,000	3,858,750
Net cash provided by financing activities	58,503,126	4,168,655
Net increase in cash and cash equivalents	48,534,218	85,856
Cash and cash equivalents at beginning of period	1,630,455	5,100,819
Cash and cash equivalents at end of period	$50,164,673	$5,186,675

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for Series A preferred stock dividend	$7,806	$-
Issuance of Common Stock for business combination	$8,177,457	$-
Forfeiture of unvested restricted stock	$(60)	$-
Preferred shares issued in connection with reverse merger	$781	$-
Initial measurement of ROU assets and liabilities	$873,629	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROOKLYN IMMUNOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1)	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Brooklyn ImmunoTherapeutics Inc. (“Brooklyn”), together with its subsidiaries including Brooklyn ImmunoTherapeutics LLC (“Brooklyn LLC”) , is a clinical stage biopharmaceutical company focused on developing a cytokine-based therapy to treat patients with cancer. As used herein, the “Company” refers collectively to Brooklyn and its subsidiaries.

On August 12, 2020, Brooklyn (then known as “NTN Buzztime, Inc.”), Brooklyn LLC and BIT Merger Sub, Inc., a wholly owned subsidiary of Brooklyn (the “Merger Sub”), entered into an agreement and plan of merger and reorganization (the “Merger Agreement”) pursuant to which, among other matters, Merger Sub merged with and into Brooklyn LLC, with Brooklyn LLC continuing as a wholly owned subsidiary of Brooklyn and as the surviving company of the merger (the “Merger”). The Merger was closed on March 25, 2021. After the Merger, Brooklyn changed its name from “NTN Buzztime, Inc.” to “Brooklyn ImmunoTherapeutics, Inc.” The Merger was accounted for as a reverse acquisition, with Brooklyn LLC being deemed the acquiring company for accounting purposes.

On March 26, 2021, Brooklyn sold (the “Disposition”) its rights, title and interest in and to the assets relating to the business it operated prior to the Merger, which was operated under the name “NTN Buzztime, Inc.,” to eGames.com Holdings LLC (“eGames.com”) in accordance with the terms of an asset purchase agreement dated September 18, 2020, as amended, between Brooklyn and eGames.com (the “Asset Purchase Agreement”). (See Note 3.)

Basis of Presentation

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

As described above, the Merger closed on March 25, 2021. The Merger was accounted for as a reverse acquisition, with Brooklyn LLC being deemed the acquiring company for accounting purposes. Brooklyn LLC’s historical financial statements have replaced Brooklyn’s historical financial statements with respect to periods prior to the completion of the Merger (when Brooklyn operated under the name “NTN Buzztime, Inc.”. The Company retrospectively adjusted the weighted average shares used in determining loss per common share to reflect the conversion of the outstanding Class A units, Class B units, Class C units, and common units of Brooklyn LLC that converted into shares of Brooklyn’s common stock upon the Merger and to reflect the effect of the 2-to-1 reverse stock split of Brooklyn’s common stock that occurred upon the Merger.

These condensed consolidated financial statements should be read with the audited consolidated financial statements and notes thereto for the fiscal year ended, and as of, December 31, 2020, contained in Brooklyn’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2021, as amended by an amendment thereto filed with the SEC on April 30, 2021. The accompanying condensed consolidated balance sheet as of December 31, 2020 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2021, or any other period.

2)	LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern. The Company has incurred significant operating losses and has an accumulated deficit as a result of ongoing efforts to develop product candidates, including conducting clinical trials and providing general and administrative support for these operations. As of June 30, 2021, the Company had a cash balance of $50,164,673 and an accumulated deficit of $65,176,198 (inclusive of a non-cash gain of $820,000 relating to change in fair value of contingent consideration and $9,648,173 relating to loss on sale of assets in the Disposition). During the three and six months ended June 30, 2021, the Company incurred a net loss of $10,085,317 and $27,787,651, respectively, and during the six months ended June 30, 2021, the Company used cash in operating activities of $10,234,764.

On April 26, 2021, Brooklyn entered into a common stock purchase agreement (the “First Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), which provided that Brooklyn could offer to Lincoln Park up to an aggregate of $20,000,000 of common stock over a 36-month period commencing after May 10, 2021, the date that a registration statement covering the resale of shares of common stock issued under the First Purchase Agreement was declared effective by the SEC. As of June 30, 2021, Brooklyn had issued and sold an aggregate of 1,127,736 shares of common stock to Lincoln Park pursuant to the First Purchase Agreement, resulting in gross proceeds of $20,000,000.

On May 26, 2021, Brooklyn entered into a second common stock purchase agreement (the “Second Purchase Agreement”) with Lincoln Park, which provides that Brooklyn may offer to Lincoln Park up to an aggregate of $40,000,000 of common stock over a 36-month period commencing after June 4, 2021, the date that a registration statement covering the resale of shares of common stock issued under the Second Purchase Agreement was declared effective by the SEC. As of June 30, 2021, Brooklyn had issued and sold an aggregate of 2,084,206 shares of common stock to Lincoln Park pursuant to the Second Purchase Agreement, resulting in gross proceeds of $30,496,755.

The Company believes its existing cash resources are sufficient to fund its current operating plan for at least the next 12 months from the date these financial statements are being issued.

3)	MERGER AND DISPOSITION TRANSACTIONS

Merger

On August 12, 2020, Brooklyn, Brooklyn LLC and the Merger Sub entered into the Merger Agreement. The Merger closed on March 25, 2021. After the Merger, Brooklyn changed its name from “NTN Buzztime, Inc.” to “Brooklyn ImmunoTherapeutics, Inc.” The Merger was accounted for as a reverse acquisition, with Brooklyn LLC being deemed the acquiring company for accounting purposes. Brooklyn LLC, as the accounting acquirer, recorded the assets acquired and liabilities assumed of Brooklyn in the Merger at their fair values as of the acquisition date. Brooklyn’s common stock trades on the NYSE American stock exchange under the ticker symbol “BTX”.

Brooklyn LLC was determined to be the accounting acquirer based upon the terms of the Merger and other factors including (i) Brooklyn LLC members, having received common stock in the Merger that represented 96.35% of Brooklyn’s outstanding common stock on a fully diluted basis as of immediately after the Merger, (ii) all of the directors of Brooklyn immediately after the Merger having been designated by Brooklyn LLC under the terms of the Merger Agreement and (iii) existing members of Brooklyn LLC’s management having become the management of Brooklyn immediately after the Merger.

At the closing of the Merger, all the outstanding membership interests of Brooklyn LLC converted into the right to receive an aggregate of 39,991,625 shares of common stock, of which 1,067,668 shares were issued as compensation to Maxim Group LLC, Brooklyn LLC’s financial advisor (the “Financial Advisor”) for its services to Brooklyn LLC in connection with the Merger.

The purchase price of $8,177,614, which represents the consideration transferred in the Merger to stockholders of Brooklyn immediately before the Merger, was calculated based on the fair value of the common stock that those stockholders owned on March 25, 2021, immediately prior to the Merger, because that represented a more reliable measure of the fair value of consideration transferred in the Merger. The purchase price of $8,177,614 was calculated as follows:

Number of shares of common stock owned by Brooklyn stockholders immediately before the Merger	1,514,373
Multiplied by the fair value per share of common stock (i)	$5.40
Total purchase price	$8,177,614

(i)	Based on the closing price per share (post reverse stock split) of the common stock of Brooklyn as reported on the NYSE American stock exchange on March 25, 2021, immediately before the Merger.

Under the acquisition method of accounting, the total purchase price has been allocated to the acquired tangible and intangible assets and assumed liabilities of Brooklyn based on their estimated fair values as of March 25, 2021, the Merger closing date. Because the consideration paid by Brooklyn LLC in the Merger is more than the estimated fair values of Brooklyn’s net assets deemed to be acquired, goodwill equal to the difference is reflected in the unaudited pro forma condensed consolidated balance sheet. The goodwill of $8,588,576 has been calculated using the fair values of the net assets of Brooklyn as of March 25, 2021.

The preliminary allocation of the estimated purchase price to the tangible and intangible assets acquired and liabilities deemed to be assumed from Brooklyn, based on their estimated fair values as of March 25, 2021, is as follows:

	Historical Balance Sheet of Brooklyn at March 25, 2020	Pro Forma Fair Value Adjustment to Brooklyn |Pre-Merger Assets	Preliminary Purchase Price Allocation Pro Forma Adjustment
Cash and cash equivalents	$147,728	$-	$147,728
Accounts receivable	102,517	-	102,517
Prepaid expense and other current assets	329,596	-	329,596
Property and equipment, net	1,015,370	-	1,015,370
Software development costs	1,296,460	(368,460)	928,000
Customers	-	548,000	548,000
Trade name	-	299,000	299,000
Accounts payable, accrued liabilities and other current liabilities	(3,781,173)	-	(3,781,173)
Net assets acquired, excluding goodwill	$(889,502)	$478,540	$(410,962)

Total consideration	$8,177,614
Net assets acquired, excluding goodwill	(410,962)
Goodwill	$8,588,576

        Brooklyn LLC was obligated under the Merger Agreement to have $10,000,000 in cash and cash equivalents on its balance sheet at the effective time of the Merger. To ensure Brooklyn LLC had the required funds, certain beneficial holders of Brooklyn LLC’s Class A membership interests entered into contractual commitments to invest $10,000,000 into Brooklyn LLC immediately prior to the closing of the Merger. During March 2021, Brooklyn offered to its Class A unit holders an additional 5% rights offering for an additional $500,000 to be raised by a rights offering. Funding to the rights offering was received between February 17 and April 5, 2021.

Disposition

        On March 26, 2021, Brooklyn sold its rights, title and interest in and to the assets relating to the business it operated prior to the Merger to eGames.com in exchange for a purchase price of $2,000,000 and assumption of specified liabilities relating to that business. The sale was completed in accordance with the terms of the Asset Purchase Agreement.  Details of the Disposition are as follows:

Proceeds from sale:
Cash	$132,055
Escrow	50,000
Assume advance/loans	1,700,000
Interest on advance/loans	67,945

Carrying value of assets sold:
Cash and cash equivalents	(13,461)
Accounts receivable	(75,153)
Prepaids and other current assets	(123,769)
Property and equipment, net	(1,013,950)
Software development costs	(927,368)
Customers	(548,000)
Trade name	(299,000)
Goodwill	(8,588,576)
Other assets	(103,173)

Liabilities transferred upon sale:
Accounts payable and accrued expenses	113,156
Obligations under finance leases	16,676
Lease liability	25,655
Deferred revenue	54,803
Other current liabilities	148,987

Transaction costs	(265,000)

Total loss on sale of assets	$(9,648,173)

Unaudited Pro Forma Disclosure

The following unaudited pro forma financial information summarizes the results of operations for the six months ended June 30, 2021 and 2020 as if the Merger and the Disposition had been completed as of January 1, 2020. Pro forma information primarily reflects adjustments relating to the reversal of transaction costs. Assuming that the Merger and the Disposition had been completed as of January 1, 2020, the transaction costs would have been expensed in the prior period.

	Six months ended June 30,
	2021	2020

Net loss attributable to common stockholders	$(27,795,457)	$(3,060,464)

Basic and diluted net loss per share attributable to common stockholders	$(0.79)	$(0.17)

4)	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

•	Level 3 Inputs – Valued based on inputs for which there is little or no market value, which require the reporting entity to develop its own assumptions.

The following tables summarize the liabilities that are measured at fair value as of June 30, 2021 and December 31, 2020:

	As of June 30, 2021
Description	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration	-	-	$19,290,000
Total	$-	$-	$19,290,000

	As of December 31, 2020
Description	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration	-	-	$20,110,000
Total	$-	$-	$20,110,000

The contingent consideration is related to an asset purchase agreement entered into between Brooklyn LLC and IRX Therapeutics (“IRX”) for the acquisition of substantially all of the net assets of IRX, according to which, Brooklyn LLC is obligated to pay royalties to certain noteholders and shareholders of IRX based on future revenues from any future IRX-2 product sales.

Contingent consideration was initially valued at the transaction price and is subsequently valued at the end of each reporting period using third-party valuation services or other market observable data. The third-party valuation services use industry standard valuation models, including discounted cash flow analysis, to determine the value. After completing its validation procedures as of June 30, 2021, the Company deemed there was no adjustment to record to the carrying amount of the contingent consideration for the three months ended June 30, 2021.  During the six months ended June 30, 2021, the Company adjusted the carrying amount of its contingent consideration liabilities as follows:

Other Liabilities: Contingent Consideration
Balance as of December 31, 2020	$20,110,000
Fair value adjustments included in operating expenses	(820,000)
Balance as of June 30, 2021	$19,290,000

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

Contingent consideration may change significantly as development progresses and additional data are obtained, impacting the Company’s assumptions regarding probabilities of successful achievement of related milestones used to estimate the fair value of the liability and the timing in which the milestones are expected to be achieved. In evaluating the fair value information, considerable judgment is required to interpret the market data used to develop the estimates. The estimates of fair value may not be indicative of the amounts that could be realized in a current market exchange.  Accordingly, the use of different market assumptions and/or different valuation techniques could result in materially different fair value estimates.

For purposes of this calculation, a royalty equal to 13% of revenue (consisting of the royalty due to University of South Florida and the royalty due to the collaborator) is assumed until 2029 and a royalty of 7% of revenues is assumed from 2030 to 2038. The post patent decline is 50% in the first year and 10% thereafter. Income taxes were projected to be 26% of net royalty savings. The cash flows were discounted by the liability specific weighted average cost of capital of 26% using the mid-point convention.

5)	LEASES

The Company has operating leases for office and laboratory space in the boroughs of Brooklyn and Manhattan in New York, New York, which expire in 2025 and 2026, respectively.  In June 2021, the Company entered into an additional lease agreement to lease approximately 2,700 square feet of office and laboratory space in Cambridge, Massachusetts for approximately $56.00 per square foot annually.  The lease provides for annual escalation of the base rent based on the year-over-year increase of the consumer price index, as well as the payment of other customary expenses, such as common area maintenance fees, property taxes, and insurance.  Upon entering into the lease agreement, the Company paid a lease deposit of $25,331. The lease expires in June 2028.

The Company adopted Accounting Standards Codification (“ASC”) Topic 842, Leases, on December 31, 2020 using the modified transition method without retrospective application to comparative periods. The Company elected the package of three practical expedients allowed for under the transition guidance. Accordingly, the Company did not reassess: (1) whether any expired or existing contracts are/or contain leases; (2) the lease classification for any expired or existing leases; or (3) initial direct costs for any existing leases. The Company has also elected not to recognize right-of-use assets (“ROU assets”) and lease liabilities for short-term leases that have a term of 12 months or less.

Operating lease liabilities represent the present value of lease payments not yet paid. ROU assets represent the Company’s right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepaid or accrued lease payments, initial direct costs, lease incentives and impairment of operating lease assets. As the rate implicit in the lease is not readily determinable, the Company used its incremental borrowing rates based on the information available at the lease commencement date in determining the present value of lease payments. To determine the present value of lease payments not yet paid, the Company estimates secured borrowing rates corresponding to the maturities of the leases.

The Company has elected the practical expedient to not separate non-lease components from the lease components to which they relate and instead account for each as a single lease component for all underlying asset classes. Some leasing arrangements require variable payments that are dependent on usage or may vary for other reasons, such as payments for insurance, tax payments and other miscellaneous costs. The variable portion of lease payments is not included in the ROU assets or lease liabilities. Rather, variable payments, other than those dependent upon an index or rate, are expensed when the obligation for those payments is incurred and are included in lease expenses. Accordingly, all expenses associated with a lease contract are accounted for as lease expenses.

Operating leases are included in right of use assets - operating leases and operating lease liabilities, current and long-term, on the balance sheet. Lease expense for operating leases is recognized on a straight-line basis over the lease term and is included in general and administrative costs in the statements of operations.

The Company recognizes operating lease expense and lease payments from the sublease on a straight-line basis in its statements of operations over the lease terms. During the three and six months ended June 30, 2021, the net operating lease expenses were as follows:

	Three months ended June 30, 2021	Six months ended June 30, 2021
Operating lease expense	$163,752	$314,617
Sublease income	(21,045)	(42,090)
Variable lease expense	1,350	10,352
Total lease expense	$144,057	$282,879

The tables below show the beginning balances of the operating ROU assets and liabilities as of January 1, 2021 and the ending balances as of June 30, 2021, including the changes during the period.

Operating Lease ROU Assets

Operating lease ROU assets at January 1, 2021	$2,092,878
Amortization of operating lease ROU assets	(148,702)
Addition of operating lease ROU assets	823,628
Operating lease ROU assets at June 30, 2021	$2,767,804

Operating Lease Liabilities
Operating lease liabilities at January 1, 2021	$2,178,612
Principal payments on operating lease liabilities	(138,895)
Addition of operating lease liabilities	873,628
Operating lease liabilities at June 30, 2021	2,913,345
Less non-current portion	2,529,422
Current portion at June 30, 2021	$383,923

As of June 30, 2021, the Company’s operating leases had a weighted-average remaining life of 5.4 years with a weighted-average discount rate of 12.76%.  The maturities of the operating lease liabilities are as follows:

As of June 30, 2021
2021	$361,318
2022	751,861
2023	769,864
2024	787,275
2025	805,192
Thereafter	514,174
Total payments	3,989,684
Less imputed interest	(1,076,339)
Total operating lease liabilities	$2,913,345

Sublease Agreement

On April 18, 2019, the Company entered into a sublease agreement with Nezu Asia Capital Management, LLC (“the Tenant”), whereby the Tenant agreed to sublease approximately 999 square feet of space currently rented by the Company in the borough of Manhattan in New York, New York for an initial term of eight years, commencing on May 15, 2019.  The term of the sublease expires on October 31, 2026 with no option to extend the sublease term.  Rent payments provided by the Tenant under the sublease agreement began on September 1, 2019. The sublease agreement stipulates an annual rent increase of 2.25%. The Tenant is also responsible for paying to the Company all tenant energy costs, annual operating costs, and annual tax costs attributable to the subleased space during the term of the sublease.

Future lease payments to be received under the sublease agreement as of June 20, 2021 are as follows:

As of June 30, 2021
2021	$40,628
2022	82,419
2023	84,194
2024	86,010
2025	87,867
Thereafter	74,590
$455,708

The Company received sublease payments in the amount of $40,054 during the six months ended June 30, 2020. In accordance with ASC Topic 842, the Company treats the sublease as a separate lease, as the Company was not relieved of the primary obligation under the original lease. The Company continues to account for the Manhattan lease as a lessee and in the same manner as prior to the commencement date of the sublease. The Company accounts for the sublease as a lessor of the lease. The sublease is classified as an operating lease, as it does not meet the criteria of a sale-type or direct financing lease.

6)	GOODWILL AND IN-PROCESS RESEARCH & DEVELOPMENT

The Company recorded goodwill and in-process research and development (“IPR&D”) in the amount of $2,043,747 and $6,860,000, respectively, in connection with the acquisition of IRX. IPR&D assets are considered to be indefinite lived until the completion or abandonment of the associated research and development projects.

7)	ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 30, 2021	December 31, 2020
Accrued compensation	$385,935	$293,534
Accrued research and development expenses	631,563	207,468
Accrued general and administrative expenses	719,023	399,893
Accrued interest	179,605	150,125
Total accrued expenses	$1,916,126	$1,051,020

8)	DEBT

Loans payable

In connection with the acquisition of IRX in 2018, Brooklyn LLC assumed certain notes payable (the “IRX Notes”) in the amount of $410,000. On January 27, 2020, the IRX Notes were amended to extend the maturity date to the earlier of (i) a change of control, as defined, or (ii) December 31, 2021.  As of June 30, 2021, accrued and unpaid interest on the IRX Notes was $179,605.

Payment Protection Program Loan

On May 4, 2020, Brooklyn LLC issued a note in the principal amount of approximately $309,905 to Silicon Valley Bank evidencing a loan (the “PPP Loan”) Brooklyn LLC received under the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act administered by the U.S. Small Business Administration (the “CARES Act”). As of June 30, 2021, the outstanding principal balance of the PPP Loan was $309,905.

The PPP Loan matures on May 5, 2022 and bears interest at a rate of 1.0% per annum. Brooklyn LLC must make monthly interest only payments beginning on November 4, 2020. One final payment of all unforgiven principal plus any accrued unpaid interest is due at maturity. Funds from the PPP Loan may only be used for payroll costs, rent and utilities.  The Company believes Brooklyn LLC used the funds received from the PPP Loan for qualifying expenses. Under the terms of the PPP, Brooklyn LLC may prepay the PPP Loan at any time with no prepayment penalties, and certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. In June 2021, Brooklyn LLC submitted its loan forgiveness application for the PPP Loan. The Company believes Brooklyn LLC will qualify for forgiveness of the PPP Loan, but there can be no assurance that it will obtain full forgiveness based on the legislation.

9)	COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is involved in litigation and arbitrations from time to time in the ordinary course of business. Legal fees and other costs associated with such actions are expensed as incurred. In addition, the Company assesses the need to record a liability for litigation and contingencies. The Company reserves for costs relating to these matters when a loss is probable, and the amount can be reasonably estimated.

Merger-Related Shareholder Litigation

Brooklyn (then known as NTN Buzztime, Inc.) and its former directors were named as defendants in ten substantially similar actions arising out of the Merger that were brought by purported pre-Merger stockholders of Brooklyn: Henson v. NTN Buzztime, Inc., et al., No. 1:20-cv-08663-LGS (S.D.N.Y.); Monsour v. NTN Buzztime, Inc., et al., No. 1:20-cv-08755-LGS (S.D.N.Y.); Amanfo v. NTN Buzztime, Inc., et al., No. 1:20-cv-08747-LGS (S.D.N.Y.); Carlson v. NTN Buzztime, Inc., et al., No. 1:21-cv-00047-LGS (S.D.N.Y.); Finger v. NTN Buzztime, Inc., et al., No. 1:21-cv-00728-LGS (S.D.N.Y.); Falikman v. NTN Buzztime, Inc., et al., No. 1:20-cv-05106-EK-SJB (E.D.N.Y.); Haas v. NTN Buzztime, Inc., et al., No. 3:20-cv-02123-BAS-JLB (S.D. Cal.); Gallo v. NTN Buzztime, Inc., et al., No. 3:21-cv-00157-WQH-AGS (S.D. Cal.); Chinta v. NTN Buzztime, Inc., et al., No. 1:20-cv-01401-CFC (D. Del.); and Nicosia v. NTN Buzztime, Inc., et al., No. 1:21-cv-00125-CFC (D. Del.) (collectively, the “Stockholder Actions”).  Only two of the Stockholder Actions (the Chinta and Nicosia cases) also named Brooklyn.  These actions asserted claims alleging violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 14a-9 promulgated thereunder and both the Chinta and Nicosia cases alleged that Brooklyn LLC is a controlling person of Brooklyn.  The complaints generally alleged that the defendants failed to disclose allegedly material information in a Form S-4 Registration Statement filed on October 2, 2020, including:  (1) certain details regarding any projections or forecasts of Brooklyn or Brooklyn LLC may have made, and the analyses performed by Brooklyn’s financial advisor, Newbridge Securities Corporation; (2) conflicts concerning the sales process; and (3) disclosures regarding whether or not Brooklyn entered into any confidentiality agreements with standstill and/or “don’t ask, don’t waive” provisions.  The complaints generally alleged that these purported failures to disclose rendered the Form S-4 false and misleading.  The complaints requested: preliminary and permanent injunction of the Merger; rescission of the Merger if executed and/or rescissory damages in unspecified amounts; direction to the individual directors to disseminate a compliant Form S-4; an accounting by Brooklyn for all alleged damages suffered; a declaration that certain federal securities laws had been violated; and reimbursement of costs, including attorneys’ and expert fees and expenses.  On or about February 26, 2021, in order to moot certain of the disclosure claims asserted in the Stockholder Actions, to avoid nuisance, potential expense, and delay, and to provide additional information to Brooklyn’s stockholders, Brooklyn determined to voluntarily supplement the Form S-4 with certain additional disclosures.  In exchange for those disclosures, the plaintiffs in each of the Stockholder Actions agreed to voluntarily dismiss their claims.  All ten actions have now been dismissed.  The parties are presently attempting to resolve a request of plaintiffs’ counsel for an award of attorneys’ fee and expenses based on the purported benefit contended to be conferred on Brooklyn’s stockholders as a result of the supplemental disclosures.  If agreement cannot be reached, plaintiffs’ counsel have reserved their right to seek a fee and defendants have reserved their right to challenge fee application.

Dhesh Govender v. Brooklyn Immunotherapeutics, LLC, et al., Index No. 650847/2021 (N.Y. Sup. Ct. N.Y. Cty. 2021)

On or about February 5, 2021, Dhesh Govender, a former short-term consultant of Brooklyn LLC, filed a complaint against Brooklyn LLC and certain individuals that plaintiff alleges were directors of Brooklyn LLC.  The complaint is captioned, Dhesh Govender v. Brooklyn Immunotherapeutics, LLC, et al., Index No. 650847/2021 (N.Y. Sup. Ct. N.Y. Cty. 2021).  Plaintiff purports to state claims against Brooklyn LLC and the individual defendants under the New York State Executive Law and the New York State Administrative Code, as well as other statutory and common law claims for alleged unlawful and discriminatory conduct based on race, national origin and hostile work environment.  Plaintiff also asserts various breach of contract, fraud and quantum meruit claims based on an alleged oral agreement pursuant to which he alleges Brooklyn LLC agreed to hire him as an executive once the Merger was completed. In particular, plaintiff alleges that, in exchange for transferring an opportunity to obtain an agreement to acquire a license from Novellus for its mRNA-based gene editing and cell reprogramming technology to Brooklyn LLC, he was promised a $500,000 salary and 7% of the equity of Brooklyn LLC.  Based on these and other allegations, plaintiff seeks damages of not less than $10 million, a permanent injunction enjoining Brooklyn LLC from exercising the option to acquire such license from Novellus or completing the proposed Merger. On or about February 19, 2021, an amended complaint was filed asserting the same causes of action but withdrawing the request for injunctive relief.  On or about April 26, 2021, the parties entered into a stipulation whereby the defendants agreed to accept service of the amended complaint without waiver of any defenses, including jurisdictional defenses, except for improper service, and the plaintiff agreed to extend defendants’ time to respond to the complaint to June 6, 2021. On June 6, 2021, we filed a motion to compel arbitration or, in the alternative, for partial dismissal of the complaint for failure to state viable fraud, quantum meruit and employment discrimination claims. After obtaining extensions of time to respond, plaintiff opposed the defendants’motion on August 9, 2021. The defendants’ reply is due on September 3, 2021. At this stage in the litigation, the Company is not able to predict the probability of a favorable or unfavorable outcome.

Carlson v. Allen Wolff, Michael Gottlieb, Richard Simtob, Susan Miller, and NTN Buzztime, Inc., C.A. No. 2021-0193-KSJM (Del. Ch. Ct.)

On or about March 12, 2021, Douglas Carlson, a purported stockholder of Brooklyn (then known as NTN Buzztime, Inc.), filed a verified class action complaint against Brooklyn and its then current members of the board of directors, for allegedly breaching their fiduciary duties and violating Section 211(c) of the Delaware General Corporation Law.  In particular, plaintiff seeks to compel the defendants to hold an annual stockholder meeting.  Plaintiff also moved for summary judgment at the same time that he filed his complaint.  In order to moot the claim addressed in the complaint, Brooklyn agreed to hold its annual meeting on June 29, 2021, which date was subsequently rescheduled to August 20, 2021.  On or about May 6, 2021, the parties entered into a stipulation, which was “so ordered” by the court, extending defendants’ time to respond to the complaint and to file their answering brief in opposition to plaintiff’s motion for summary judgment on or before July 16, 2021 and providing that plaintiff’s reply brief in support of his motion for summary judgment is due on or before August 20, 2021. On or about July 12, 2021, the parties entered in a further amended scheduling order providing that defendants shall respond to the complaint and file their answering brief in opposition to plaintiff’s motion for summary judgment on or before September 16, 2021 and plaintiff shall file its reply brief in support of his motion for summary judgment on or before October 20, 2021. At this stage in the litigation, the Company is not able to predict the probability of a favorable or unfavorable outcome.

Robert Garfield Matter

On April 29, 2021, Robert Garfield, a purported stockholder of Brooklyn, sent to Brooklyn a demand letter that had purportedly been sent to Brooklyn (then known as NTN Buzztime, Inc.) on or about March 16, 2021. The demand letter asserts that, Brooklyn (then known as NTN Buzztime, Inc.) made material misstatements in a prospectus issued in seeking a stockholder vote on March 15, 2021 with respect to an amendment to Brooklyn’s certificate of incorporation to increase the number of authorized shares from 15 million to 100 million. The demand letter seeks to have Brooklyn deem the amendment to the certificate of incorporation ineffective or seek valid stockholder approval of such amendment  and for Brooklyn to implement internal controls.

   Brooklyn has decided to seek stockholder ratification of the March 15, 2021 stockholder vote concerning an amendment to Brooklyn’s certificate of incorporation to increase the number of authorized shares from 15 million to 100 million pursuant to Sections 204 and 205 of the Delaware General Corporation Law at the annual meeting of stockholders scheduled to take place on August 20, 2021.

Edmund Truell Matter

On May 14, 2021, Edmund Truell, a stockholder of Brooklyn, alleged that he sustained a loss because he was unable to sell shares of common stock timely due to a delay caused by Brooklyn’s issuance of stock certificates in lieu of electronic book entry.

Emerald Private Equity Fund, LLC Matter

By letter dated July 7, 2021, Emerald Private Equity Fund, LLC, a stockholder of Brooklyn, made a demand pursuant to 8 Del. C. 220 to inspect certain books and records of Brooklyn.  The stated purpose of the demand is to investigate possible wrongdoing by persons responsible for the implementation of the Merger and the issuance of paper stock certificates.  The stockholder states that it is making its demand for the purpose of investigating whether:  (i) Brooklyn’s stock certificates were issued in accordance with the Merger Agreement; (ii) certain restrictions on the sale of Brooklyn common stock were proper and applied without favor; (iii) anyone received priority in post-Merger issuances of Brooklyn’s stock certificates that allowed them to benefit from an increase in the trading price of Brooklyn’s common stock; and (iv) it should pursue remedial measures and/or report alleged misconduct to the SEC.  Brooklyn has responded to the demand letter, and the parties are presently negotiating the terms of a confidentiality agreement that will govern the production of certain documents that are responsive to the demand.

Licensing Agreements

USF

Brooklyn LLC has license agreements with University of South Florida Research Association, Inc. (“USF”), granting Brooklyn LLC the right to sell, market, and distribute IRX-2, subject to a 7% royalty payable to USF based on a percentage of gross product sales. Under the license agreement with USF, Brooklyn LLC is obligated to repay patent prosecution expenses incurred by USF. To date, Brooklyn LLC has not recorded any product sales, or obligations related to USF patent prosecution expenses. The license agreement terminates upon the expiration of the IRX-2 patents.

Novellus, Ltd. and Factor

In December 2020, Brooklyn LLC entered into option agreements (the “Option Agreements”) with Novellus Therapeutics Limited (“Novellus, Ltd.”) and Factor Bioscience Limited (“Factor,” and together with Novellus, Ltd., the “Licensors”) to obtain the right to exclusively license the Licensors’ intellectual property and mRNA cell reprogramming and gene editing technology for use in the development of certain cell-based therapies to be evaluated and developed for treating human diseases, including certain types of cancer, sickle cell disease, and beta thalassemia (the “Licensed Technology”). The option was exercisable before February 28, 2021 (or April 30, 2021 if the Merger had not closed by that date) and required Brooklyn LLC to pay a non-refundable option fee of $500,000 and then an initial license fee of $4.0 million (including the non-refundable fee of $500,000) in order to exercise the option.

In April 2021, Brooklyn LLC and the Licensors amended the Option Agreements to extend the exercise period to May 21, 2021 and to require Brooklyn, LLC to pay a total $1,000,000 of the $4,000,000 initial license fees to the Licensors by April 15, 2021.

In April 2021, Brooklyn LLC and the Licensors entered into an exclusive license agreement (the “License Agreement”) pursuant to which Brooklyn LLC acquired an exclusive worldwide license to the Licensed Technology.  Under the terms of the License Agreement, Brooklyn LLC is obligated to pay the Licensors a total of $4.0 million in connection with the execution of the License Agreement, all of which had been paid as of June 30, 2021. Brooklyn LLC is obligated to pay to the Licensors additional fees of $5,000,000 in October 2021 and $7,000,000 in October 2022.

Brooklyn LLC is also required to use commercially reasonably efforts to achieve certain delineated milestones, including specified clinical development and regulatory milestones and specified commercialization milestones. In general, upon its achievement of these milestones, Brooklyn LLC will be obligated, in the case of development and regulatory milestones, to make milestone payments to the Licensors in specified amounts and, in the case of commercialization milestones,  specified royalties with respect to product sales, sublicense fees or sales of pediatric review vouchers. In the event Brooklyn LLC fails to timely achieve certain delineated milestones, the Licensors may have the right to terminate Brooklyn LLC’s rights under provisions of the License Agreement relating to those milestones. (See Note 13.)

Royalty Agreements

Collaborator Royalty Agreement

Effective June 22, 2018, IRX terminated its Research, Development and Option Facilitation Agreement and its Options Agreement (the “RDO and Options Agreements”) with a collaborative partner (the “Collaborator”), pursuant to a termination agreement (the “Termination Agreement”). The Termination Agreement was assigned to Brooklyn, LLC in November 2018 when Brooklyn LLC acquired the assets of IRX. In connection with the Termination Agreement, all of the rights granted to the Collaborator under the RDO and Options Agreements were terminated, and Brooklyn LLC has no obligation to refund any payments received from the Collaborator. As consideration for entering into the Termination Agreement, the Collaborator will receive a royalty equal to 6% of revenues from the sale of IRX-2, for the period of time beginning with the first sale of IRX-2 through the later of (i) the twelfth anniversary of the first sale of IRX-2 or (ii) the expiration of the last IRX patent, or other exclusivity of IRX-2.

Investor Royalty Agreement

On March 22, 2021, Brooklyn LLC restated its royalty agreement with certain beneficial holders of Brooklyn ImmunoTherapeutics Investors GP LLC and Brooklyn ImmunoTherapeutics Investors LP, whereby such beneficial holders will continue to receive, on an annual basis, royalties in an aggregate amount equal to 4% of the net revenues of IRX-2, a cytokine-based therapy being developed by Brooklyn LLC to treat patients with cancer.

Royalty Agreement with certain former IRX Therapeutics Investors

On May 1, 2012, IRX Therapeutics entered into a royalty agreement (the “IRX Investor Royalty Agreement”) with certain investors who participated in a financing transaction. The IRX Investor Royalty Agreement was assigned to Brooklyn LLC in November 2018 when Brooklyn LLC acquired the assets of IRX. Pursuant to the IRX Investor Royalty Agreement, when Brooklyn LLC becomes obligated to pay royalties to USF under the agreement described above under “Licensing Agreements-USF,” it will pay an additional royalty of 1% of gross sales to an entity organized by the investors who participated in such financing transaction. There are no termination provisions in the IRX Investor Royalty Agreement. Brooklyn LLC has not recognized any revenues to date, and no royalties are due pursuant to any of the above-mentioned royalty agreements.

10)	STOCK-BASED COMPENSATION

Equity Incentive Plans

Brooklyn’s stock-based compensation plans consist of the 2019 Performance Incentive Plan (the “2019 Plan”), the 2020 Equity Incentive Plan (the “2020 Plan”) and the 2021 Inducement Equity Incentive Plan (the “2021 Inducement Plan”).  Brooklyn’s board of directors has designated its compensation committee as the administrator of the foregoing plans (the “Plan Administrator”). Among other things, the Plan Administrator selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures, if any, and other provisions of the award.

The 2020 Plan was approved by stockholders at Brooklyn’s special meeting of stockholders held on March 15, 2021.  The 2020 Plan provides for the issuance of up to 3,368,804 shares of common stock.  Awards under the 2020 Plan may be granted to officers, directors, employees and consultants of the Company.  Stock options granted under the 2020 Plan may either be incentive stock options or nonqualified stock options, may have a term of up to ten years, and are exercisable at a price per share not less than the fair market value on the date of grant.  As of June 30, 2021, there were no stock options outstanding under the 2020 Plan.

Due to the approval of the 2020 Plan, no future grants will be made under the 2019 Plan. As of June 30, 2021, all outstanding options under the 2019 Plan were either exercised or had expired in accordance with the terms of the applicable award or the 2019 Plan.

In May 2021, Brooklyn’s board of directors adopted the 2021 Inducement Plan, which provides for the grant of up to 1,500,000 share-based awards as material inducement awards to new employees in accordance with the employment inducement grant rules set forth in Section 711(a) of the NYSE American LLC Company Guide.  The 2021 Inducement Plan expires in May 2031.  As of June 30, 2021, there 140,580 stock options and 105,290 restricted stock units (“RSUs”) outstanding under the 2021 Inducement Plan.

Stock-Based Compensation

Stock Options

The Company records stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation.  The Company estimates the fair value of each stock option award granted with service-based vesting requirements, using the Black-Scholes option pricing model. The Company recognizes the fair value of stock options granted as expense on a straight-line basis over the requisite service period.

The risk-free rate is based on the observed interest rates appropriate for the term of time options are expected to be outstanding. The expected life (estimated period of time outstanding) of the stock options granted is estimated using the “simplified” method as permitted by the SEC’s Staff Accounting Bulletin No. 110, Share-Based Payment. Expected volatility is based on the Company’s historical volatility over the expected life of the stock option granted, and the Company assumes no dividends.

There were no stock options granted during the three and six months ended June 30, 2020. There were 3,365,748 stock options granted during the three and six months ended June 30, 2021, including two stock option grants made to Howard J. Federoff, M.D., Ph.D. upon his appointment as Brooklyn’s chief executive officer and president.

Dr. Federoff was granted a nonqualified stock option covering 2,627,915 shares of common stock (the “Time-Based Option”).  The Time-Based Option was granted at a per share exercise price equal to the closing price of the common stock on the NYSE American stock exchange on the date of grant. Of the shares covered by the Time-Based Option, 25% will vest on the one-year anniversary of the grant date, and the remaining shares will vest in substantially 36 equal monthly installments thereafter, so long as Dr. Federoff provides continuous service to the Company throughout the relevant vesting date.

Dr. Federoff was also granted a performance-based nonqualified stock option covering 597,253 shares of common stock (the “Milestone Option”). The Milestone Option was granted at a per share exercise price equal to the closing price of  common stock on the NYSE American stock exchange on the date of grant. The Milestone Option will fully vest upon the first concurrence by the U.S. Food and Drug Administration that a proposed investigation may proceed following review of a Company filed investigational new drug application in connection with that the License Agreement. This milestone is subject to Dr. Federoff’s continuous service with the Company through such vesting date.

Both the Time-Based Option and the Milestone Option were granted outside of Brooklyn’s equity incentive plans discussed above.  The unvested portion of the Time-Based Option and the Milestone Option will be cancelled upon the termination of Dr. Federoff’s employment with the Company for any reason, subject to certain vesting acceleration provisions upon a qualifying termination, as described in his employment agreement with the Company. Unless earlier terminated in accordance with their terms, each of the Time-Based Option and the Milestone Option will otherwise expire on the tenth anniversary of their respective grant date and be subject to the terms and conditions of the respective option agreement approved by Brooklyn. Each of the Time-Based Option and the Milestone Option is intended to constitute an “employment inducement grant” in accordance with the employment inducement grant rules set forth in Section 711(a) of the NYSE American LLC Company Guide, and was offered as an inducement material to Dr. Federoff in connection with his hiring.

The following weighted-average assumptions were used for grants issued during the three and six months ended June 30, 2021:

Three and six months ended June 30, 2021
Weighted average risk-free rate	1.06%
Weighted average volatility	134.30%
Dividend yield	0%
Expected term	6.08 years

During the three and six months ended June 30, 2021, there were 1,300 options exercised for total cash proceeds of $10,202.  The options exercised had a total intrinsic value of $57,212.  There were no options exercised during the three and six months ended June 30, 2020.

RSUs

Outstanding RSUs are settled in an equal number of shares of common stock on the vesting date of the award. An RSU award is settled only to the extent vested. Vesting generally requires the continued employment or service by the award recipient through the respective vesting date. Because RSUs are settled in an equal number of shares of common stock without any offsetting payment by the recipient, the measurement of cost is based on the quoted market price of the stock at the measurement date, which is the grant date. During the three and six months ended June 30, 2021, Brooklyn granted 105,290 RSUs with a weighted average grant date fair value of $19.60.  No RSUs were granted during the three and six months ended June 30, 2020.  No RSUs vested during the three and six months ended June 30, 2021 and 2020.

The Company recognizes the intrinsic value of RSUs granted as expense on a straight-line basis over the requisite service period.

Restricted Stock

Pursuant to the Merger, Brooklyn LLC’s 3,427 restricted common units were exchanged for 629,643 shares of restricted common stock. There were no changes to any conditions and requirements to the restricted common stock. The shares vest quarterly beginning on March 31, 2021 and continuing through December 31, 2022. Due to the modification of the restricted common units, the fair value immediately after the Merger was compared to the fair value of the restricted common units immediately prior to the Merger, and the change in fair value of $249,905 was recognized in the statement of operations for the six months ended June 30, 2021. The Company recognizes the fair value of restricted common stock as expense on a straight-line basis over the requisite service period.

Stock-based compensation expense for the three months ended June 30, 2021 and 2020 was $1,154,492 and $22,734, respectively.  Stock based compensation for the six months ended June 30, 2021 and 2020 was $1,573,393 (including the $249,905 of modification expense discussed above) and $45,468, respectively.  Forfeitures are recognized as incurred.  Stock-based compensation is recorded in general and administrative expense and research and development expense in the statement of operations.

11)	STOCKHOLDERS’ AND MEMBERS’ EQUITY (DEFICIT)

Equity Line Offerings

On April 26, 2021, Brooklyn and Lincoln Park executed the First Purchase Agreement and a related registration rights agreement. Pursuant to the First Purchase Agreement, Brooklyn had the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park would be obligated to purchase, up to $20,000,000 of shares of Brooklyn’s common stock. Sales of common stock by Brooklyn, if any, were subject to certain limitations, and could occur from time to time, at Brooklyn’s sole discretion. For entering into the First Purchase Agreement, Brooklyn issued to Lincoln Park 56,041 shares of common shares as consideration for Lincoln Park’s commitment to purchase up to $20,000,000 in shares of common stock. During the three months ending June 30, 2021, Brooklyn issued and sold to Lincoln Park a total of 1,127,736 shares of common stock for gross proceeds of $20,000,000, and no further shares may be sold to Lincoln Park under the First Purchase Agreement.

On May 26, 2021, Brooklyn executed the Second Purchase Agreement and a related registration rights agreement. Pursuant to the Second Purchase Agreement, Brooklyn has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park would be obligated to purchase, up to $40,000,000 of shares of Brooklyn’s common stock. Sales of common stock by Brooklyn, if any, are subject to certain limitations, and may occur from time to time, at Brooklyn’s sole discretion. For entering into the Second Purchase Agreement, Brooklyn issued to Lincoln Park 50,000 shares of common shares as consideration for Lincoln Park’s commitment to purchase up to $40,000,000 in shares of common stock.

Under the Second Purchase Agreement, on any business day selected by Brooklyn, Brooklyn may direct Lincoln Park to purchase up to 60,000 shares of common stock on such business day (each, a “Regular Purchase”), provided, however, that (i) the Regular Purchase may be increased to up to 80,000 shares, provided that the closing sale price of the common stock is not below $5.50 on the purchase date, and (ii) the Regular Purchase may be increased to up to 120,000 shares, provided that the closing sale price of the common stock is not below $7.00 on the purchase date. In each case, Lincoln Park’s maximum commitment in any single Regular Purchase may not exceed $1,000,000 under the First Purchase Agreement and $2,000,000 under the Second Purchase Agreement. The purchase price per share for each such Regular Purchase will be based off of prevailing market prices of common stock immediately preceding the time of sale. In addition to Regular Purchases, Brooklyn may direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases if the closing sale price of the common stock exceeds certain threshold prices as set forth in the Second Purchase Agreement.

The Second Purchase Agreement also prohibits Brooklyn from directing Lincoln Park to purchase any shares of common stock if those shares, when aggregated with all other shares of common stock then beneficially owned by Lincoln Park and its affiliates, would result in Lincoln Park and its affiliates having beneficial ownership, at any single point in time, of more than 4.99% of the then total outstanding shares of common stock. Brooklyn has the right to terminate the Second Purchase Agreement at any time, at no cost or penalty.

Actual sales of shares of common stock to Lincoln Park under the Second Purchase Agreements depend on a variety of factors to be determined by Brooklyn from time to time, including, among others, market conditions, the trading price of the common stock and determinations by Brooklyn as to the appropriate sources of funding for Brooklyn and its operations. The Company expects that any net proceeds received by Brooklyn from such sales to Lincoln Park will be used for research and development, working capital and general corporate purposes.

As of June 30, 2021, Brooklyn had issued and sold 3,211,942 shares of common stock under the First Purchase Agreement and the Second Purchase Agreement for total net proceeds of $48,508,585.

Reverse Stock-Split

On March 25, 2021, immediately prior to the Merger, Brooklyn filed an amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse stock split. As a result of the reverse stock split, the number of issued and outstanding shares of common stock immediately prior to the reverse stock split was reduced into a smaller number of shares, such that every two shares of common stock held by a stockholder of Brooklyn immediately prior to the reverse stock split were combined and reclassified into one share of common stock after the reverse stock split.

Immediately following the reverse stock split there were approximately 1,514,373 shares of common stock outstanding prior to the Merger. No fractional shares were issued in connection with the reverse stock split.

Merger

Under the terms of the Merger Agreement (see Notes 1 and 3), on March 25, 2021, Brooklyn issued shares of common stock to the equity holders of Brooklyn LLC. The 86,667 Class A units of Brooklyn LLC were converted into 22,274,718 shares of common stock; the 15,000,000 Class B units were converted into 2,514,714 shares of common stock; the 10,000,000 Class C units were converted into 1,676,308 shares of common stock; 629,643 shares of common units were converted into 629,643 shares of common stock, and 10,500,000 rights options were converted into 11,828,575 shares of common stock.  Brooklyn also issued 1,067,879 shares of common stock to the Financial Advisor pursuant to the Merger Agreement.

12)	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2021, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. ASU 2021-04 addresses the accounting for certain modifications or exchanges of freestanding equity-classified written call options. ASU 2021-04 is effective for fiscal years beginning after December 15, 2021 (January 1, 2022 for the Company) and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of this update to have a significant impact on our financial statements.

13)	SUBSEQUENT EVENT

On July 16, 2021, Brooklyn and its newly formed, wholly owned subsidiary Brooklyn Acquisition Sub, Inc. entered into an agreement and plan of acquisition (the “Acquisition Agreement”) with (a) Novellus LLC, (b) Novellus, Inc., the sole equity holder of Novellus, Ltd. and, prior to the closing under the Acquisition Agreement, a wholly owned subsidiary of Novellus, LLC, and (c) a seller representative. Novellus, Ltd. is a pre-clinical stage biotechnology company organized under the laws of Ireland that is developing engineered cellular medicines using its licensed, patented non-immunogenic mRNA, high-specificity gene editing, mutation-free and footprint-free cell reprogramming and serum-insensitive mRNA lipid delivery technologies.

The closing of the transaction contemplated by the Acquisition Agreement (the “Acquisition”) was held contemporaneously with the execution and delivery of the Acquisition Agreement. At the closing:

•
Brooklyn acquired all of the outstanding equity interests of Novellus, Inc. as the result of the merger of Brooklyn Acquisition Sub, Inc. with and into Novellus, Inc., following which, Novellus, Inc., as the surviving corporation, became Brooklyn’s wholly owned subsidiary and Novellus Ltd. became Brooklyn's indirectly owned subsidiary.

•
Brooklyn acquired 25.0% of the total outstanding equity interests of NoveCite, Inc., a corporation focused on bringing an allogeneic mesenchymal stem cell (“MSC”) product to patients with acute respiratory distress syndrome, including from COVID-19.

Brooklyn delivered consideration for the Acquisition totaling $124,022,181, which consisted of (a) $22,822,181 in cash and (b) 7,022,230 shares of common stock, which under the terms of the Acquisition Agreement were valued at a total of $102,000,000, based on a price of $14.5253 per share.

The Acquisition Agreement contains customary representations, warranties and certain indemnification provisions. A total of 740,766 of the shares issued as consideration have been placed in escrow for a period of up to 12 months in order to secure indemnification obligations to Brooklyn under the Acquisition Agreement. The Acquisition Agreement also contains non-competition and non-solicitation provisions pursuant to which Novellus LLC has agreed not to engage in certain competitive activities for a period of five years following the closing, including customary restrictions relating to employees. No employees of Novellus Ltd. or Novellus, Inc. prior to the Acquisition continued their employment, or were otherwise engaged by Brooklyn, following the Acquisition.

In connection with the Acquisition, the co-founders of Novellus, Ltd. entered into lock-up agreements with respect to 3,377,690 of the shares received in the Acquisition, and Brooklyn’s Chair of the Board of Directors and its Chief Executive Officer and President entered into identical lock-up agreements with respect to their current holdings of Brooklyn stock. Each lock-up agreement extends for a period of three years, provided that up to 75% of the shares of common stock subject to the lock-up agreement may be released from the lock-up restrictions earlier if the price of common stock on the NYSE American stock exchange exceeds specified thresholds. The lock-up agreements include customary exceptions for transfers during the applicable lock-up period.

The Company expects the Acquisition will advance its evolution into a platform company with a pipeline of next-generation engineered cellular, gene editing and cytokine programs. In addition, the acquisition of Novellus, Ltd. builds on the License Agreement. (See Note 9.) The completion of the acquisition of Novellus, Ltd. relieves Brooklyn LLC from potential obligations to pay Novellus, Ltd. certain upfront fees, clinical development milestone fees and post-registration royalties under the License Agreement. The agreement with Factor under the License Agreement, which grants Brooklyn LLC exclusive rights to develop certain next-generation mRNA gene editing and cell therapy products, remains unchanged.

The Company is currently assessing the proper accounting treatment for the Acquisition under ASC 805, Business Combinations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to, and should be read with, the unaudited condensed consolidated financial statements and notes included in Item 1 of Part I of this report, to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations.
Background

On March 25, 2021, BIT Merger Sub, Inc., a wholly owned subsidiary of Brooklyn (then known as NTN Buzztime, Inc.) merged with and into Brooklyn LLC, with Brooklyn LLC surviving as a wholly owned subsidiary of Brooklyn. This transaction, which we refer to as the Merger, was completed in accordance with the terms of an agreement and plan of merger and reorganization dated August 12, 2020 among Brooklyn (then known as NTN Buzztime, Inc.), BIT Merger Sub, Inc. and Brooklyn LLC. In accordance with such agreement and plan of merger, on March 25, 2021 Brooklyn amended its restated certificate of incorporation in order to effect:

•	prior to the Merger, a reverse stock split of its common stock, par value $0.005 per share, at a ratio of one-for-two, which we refer to as the Reverse Split; and

•	following the Merger, a change in its corporate name from “NTN Buzztime, Inc.” to “Brooklyn ImmunoTherapeutics, Inc.”

On March 26, 2021, Brooklyn sold its rights, title and interest in and to the assets relating to the business it operated prior to the Merger, which it had operated under the name “NTN Buzztime, Inc.,” to eGames.com Holdings LLC, or eGames.com, in exchange for eGames.com’s payment of a purchase price of $2.0 million and assumption of specified liabilities relating to such pre-Merger business. This transaction, which we refer to as the Disposition, was completed in accordance with the terms of an asset purchase agreement dated September 18, 2020, as amended, between Brooklyn  and eGames.com.

Following the completion of the Merger and the Disposition, our business consists exclusively of the business conducted by Brooklyn LLC.

The Merger has been accounted for as a reverse acquisition in accordance with United States generally accepted accounting principles, or GAAP. Under this method of accounting, Brooklyn LLC was deemed the “acquiring” company and Brooklyn (then known as NTN Buzztime, Inc.) was treated as the “acquired” company for financial reporting purposes. Operations prior to the Merger are those of Brooklyn LLC, and the historical financial statements of Brooklyn LLC became the historical financial statements of Brooklyn  with respect to periods prior to the completion of the Merger. The weighted average shares used in determining loss per common share were retrospectively adjusted to reflect the conversion of the outstanding Class A, Class B, Class C and common units of Brooklyn LLC into shares of Brooklyn’s common stock upon the Merger, and all share and per share amounts of common stock have been retrospectively restated to reflect the Reverse Split.
Overview

We are a clinical-stage biopharmaceutical company focused on exploring the role that cytokine-based therapy can have on the immune system in treating patients with cancer, both as a single agent and in combination with other anti-cancer therapies. We are seeking to develop IRX‑2, a novel cytokine-based therapy, to treat patients with cancer. IRX‑2 active constituents, namely Interleukin-2, or IL‑2, and other key cytokines, are postulated to signal, enhance and restore immune function suppressed by the tumor, thus enabling the immune system to attack cancer cells, unlike existing cancer therapies, which rely on targeting the cancer directly. We also are exploring opportunities to advance oncology, blood disorder, and monogenic disease therapies using gene-editing cell‑therapy technology through a license with Factor Bioscience Limited, or Factor, and through our acquisition of Novellus, Inc. and Novellus Therapeutics Limited, or Novellus, Ltd.

We also are exploring opportunities to advance oncology, blood disorders and monogenic disease therapies using gene-editing and cell therapy technology through a license with Factor and through our acquisition of Novellus, Inc. and Novellus, Ltd. in July 2021. The product candidates resulting from the acquisition will initiate with unedited (that is, not gene modified), induced pluripotent stem cells (iPSCs)-derived allogeneic mesenchymal stem cells, or iMSCs. We will begin preclinical development of iMSCs towards clinical indications where inhibiting inflammation and/or supporting recovery of bone marrow stromal cells are required. The prior work of Novellus and NoveCite, Inc., or NoveCite, with iMSCs show evidence for preclinical efficacy in inflammatory conditions (for example, acute respiratory distress syndrome, or ARDS) and interactions with the U.S. Food and Drug Administration, or FDA, provided guidance on Chemistry, Manufacturing and Controls, or CMC, and manufacturing plans which will be undertaken in a similar manner for additional iMSC applications. Second generation iMSC products will involve gene editing.  Here, we anticipate the step-wise addition of genes, using the in-licensed Factor gene editing machinery, NoveSlice, to efficiently place genes and regulatory sequences into safe harbor locations. Development of processes to advance CMC and manufacturing will follow the experience from first generation iMSCs. Clinical indications for gene-modified iMSCs will include solid tumors and conditions associated with chronic inflammation.

IRX-2

IRX‑2 is a mixed human cytokine product with multiple active constituents including Interleukin-2, or IL‑2, and other key cytokines. Together, these cytokines are believed to signal, enhance and restore immune function suppressed by the tumor, thus enabling the immune system to attack cancer cells, unlike existing cancer therapies, which rely on targeting the cancer directly. IRX-2 is prepared from the supernatant of pooled allogeneic peripheral blood mononuclear cells, known as PBMNCs, that have been stimulated using a proprietary process employing a specific population of cells and a specific mitogen.

While IRX‑2 is a cytokine mixture, one of its active components is IL‑2, a cytokine-signaling molecule in the immune system. IL‑2 is a protein that regulates the activities of white blood cells (leukocytes and often lymphocytes) that are responsible for immunity. IL‑2 is part of the body’s natural response to microbial infection, and in discriminating between foreign (“non-self”) and “self,” IL‑2 mediates its effects by binding to IL‑2 receptors, which are expressed by lymphocytes. The major sources of IL‑2 are activated CD4+ T cells and activated CD8+ T cells.

Unlike existing recombinant IL‑2 therapies, IRX‑2 is naturally derived from human blood cells. This may promote better tolerance, broader targeting and a natural molecular conformation leading to greater activity, and may permit low physiologic dosing, rather than the high doses needed in other existing IL‑2 therapies.

Aside from optimizing IRX-2 manufacture, we are also modifying our manufacturing process to allow us to develop additional drugs with a variety of cytokine mixtures to expand our product offerings.

Regarding IRX-2 development, our strategy is:

•
Advance our product candidate IRX-2 through clinical development. IRX-2 is a human blood-based IL 2 therapy being studied for multiple types of cancer, including squamous cell cancer of the head and neck. Treatment of patients in the INSPIRE trial has been completed, and patients who participated in the trial are currently being monitored for event-free survival with top-line data estimated to be available in the first half of 2022.

•
Advance combination trials with checkpoint inhibitors. Once INSPIRE trial data are released, we plan to use those results as a catalyst in addition to data from the other clinical trials in the program with multiple data read-outs anticipated in 2022 and later.

•	Pursue partnerships to advance the IRX-2 clinical program. We are pursuing partnering opportunities with leading biopharmaceutical companies for the development and commercialization of IRX-2.

•
Regulatory strategy. We believe that our assets may be deemed to be unique and to represent potential breakthroughs in the treatment of cancer and other indications. We will endeavor to seek breakthrough therapy designation with regulatory agencies for IRX-2 for one or more indications. We cannot, however, assure that we will receive breakthrough therapy designation for any future indications or that any breakthrough therapy designation we do receive will necessarily lead to a faster approval time.

•	Intellectual Property. We continue to pursue additional intellectual property based on data from IRX clinical studies.

Pre-Clinical Results

Our findings to date from nonclinical studies of IRX‑2 include murine acute toxicology as well as acute and chronic primate studies. These studies detected circulating associated cytokines yet were associated with benign toxicological findings. A further murine study demonstrated PD/PDL‑1 synergy when additively administered with IRX‑2.
Clinical Program

IRX‑2 currently remains under development and has not yet been approved for marketing authorization in any jurisdiction. The ongoing development program is investigating use of IRX‑2 as an immunotherapeutic neoadjuvant (pre-surgical) and adjuvant (post-operative) treatment for advanced head and neck squamous cell carcinoma, or HNSCC, and other solid tumors.
HNSCC

The HNSCC development program is being conducted under FDA Investigational New Drug #11,137 filed on June 30, 2003 and is ongoing. The HNSCC program has received fast track designation, approved November 7, 2003, and orphan drug designation, conferred on July 7, 2005, from the FDA. We have not submitted a request for orphan drug designation in the European Union, although we may seek such designation in the future.

Clinical studies in humans involving IRX‑2 show immune marker activation in patients treated with IRX‑2. In a prior phase 2a clinical trial, a correlation was shown between marker activation and disease-free survival in head and neck cancer. Results from this study were used to support the initiation of the INSPIRE study, a Phase 2B study involving 105 patients with HNSCC. Details of this trial can be found at clinicaltrials.gov (NCT02609386).
Other Indications

Other than the INSPIRE study, all clinical studies using IRX-2 are investigator-sponsored studies for which we are providing IRX‑2 as study drug and financial support to conduct the trial. These studies include:
Monotherapy studies:

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

Combination studies:
•
BAS-104 - A basket study originally intended to enroll 100 patients with metastatic bladder, renal, non-small cell lung cancer, or NSCLC, melanoma, and head and neck cancer being held at the Moffitt Cancer Center, using IRX‑2 in conjunction with Opdivo (Nivolumab), an immunotherapy cancer treatment marketed by Bristol-Myers Squibb Company. This trial was discontinued after 11 subjects were enrolled due to insurance reimbursement challenges. Details of this trial can be found on clinicaltrials.gov (NCT03758781).

•
HCC-107 - A study involving 28 patients with metastatic hepatocellular carcinoma, or HCC, being held at City of Hope Medical Center, HonorHealth Research Institute, and Texas Oncology at Baylor Charles A. Simmons Cancer Center using IRX‑2 in conjunction with Opdivo, a cancer treatment marketed by Bristol-Myers Squibb Company. Details of this trial can be found at clinicaltrials.gov (NCT03655002).

•
GI-106 - A study involving 20 patients with metastatic gastric and gastroesophageal junction cancers (GI) being held at City of Hope Medical Center, HonorHealth Research Institute, and Texas Oncology at Baylor Charles A. Simmons Cancer Center using IRX‑2 in conjunction with Keytruda (Pembrolizumab), an immunotherapy cancer treatment marketed by Merck. Details of this trial can be found at clinicaltrials.gov (NCT03918499).

•
MHN-102 - A study involving 15 patients with metastatic head and neck cancer being held at the H. Lee Moffitt Cancer Center and Research Institute and University of Michigan Health System using IRX‑2 in conjunction with Imfinzi (Durvalumab), a cancer treatment marketed by AstraZeneca plc. Details of this trial can be found at clinicaltrials.gov (NCT03381183).

•
BR-202 - A study involving 30 patients with neoadjuvant triple negative breast cancer, held at the Providence Portland Medical Center using IRX‑2 in conjunction with a programmed cell death protein 1, or PD1, and chemotherapy treatments. Details of this trial can be found at clinicaltrials.gov (NCT04373031).

Impact of COVID-19 Pandemic

The development of our product candidates has been, and could continue to be, disrupted and materially adversely affected by past and continuing impacts of the COVID-19 pandemic. This is a result of measures imposed by the governments and hospitals in affected regions, businesses and schools were suspended due to quarantines intended to contain this outbreak. The spread of SARS CoV‑2 from China to other countries resulted in the Director General of the World Health Organization declaring COVID-19 a pandemic in March 2020. While the constraints of the pandemic are being lifted, we are still assessing the longer-term impact of the COVID-19 pandemic on our development plans, and on the ability to conduct our clinical trials There can be no assurance that this analysis will enable us to avoid or remediate part or all of any impact from the spread of COVID-19 or its consequences, including downturns in business sentiment generally. The extent to which the COVID-19 pandemic and ongoing global efforts to contain its spread will impact our operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the pandemic and the actions taken to contain or treat the COVID‑19 pandemic. Further, the specific clinical outcomes, or future pandemic related impacts of emerging SARS-CoV-2 variants cannot be reliably predicted

The patients in our clinical trials have conditions that make them especially vulnerable to COVID-19, and as a result we have seen slowdowns in enrollment in our clinical trials. While our Phase 2b clinical study in patients with squamous cell carcinoma of the oral cavity, known as the INSPIRE study, is fully populated, our other clinical studies are likely to continue to encounter delays in enrollment as a result of the pandemic. Further, with respect to the INSPIRE study, we anticipate that the COVID-19 pandemic will slow our ability to close out trial sites and report trial data.

IRX‑2 is a product containing among others, IL‑2, as well as IL-6 and IL-8, IL-10 and TNF-a types of cytokine-signaling molecules in the immune system. While many of the mechanisms of action of COVID-19 are still unknown, there is evidence that some patients with severe COVID-19 cases may experience “cytokine release syndrome” or “cytokine storm.”  In these cases, the body releases cytokines into the body too quickly, which can create symptoms such as high fever, inflammation, severe fatigue and nausea and can lead to severe or life-threatening symptoms. In addition, a paper published in the British Medical Journal in 2020 reported increased proinflammatory and anti-inflammatory cytokines, including IL-2R, IL-6, IL-8, TNF and IL-10, and an obvious association with both COVID-19 severity and in-hospital mortality.

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

For additional information regarding our business, please see Item 8.01 of our Current Report on Form 8-K filed with the Securities and Exchange Commission, or SEC, on May 11, 2021.

Second Quarter 2021 and Recent Developments
License Agreements
On April 26, 2021, Brooklyn LLC entered into an exclusive license agreement, or the License Agreement, with Novellus, Ltd. and Factor, or the Licensors,  to license the Licensors’ intellectual property and mRNA cell reprogramming and gene editing technology for use in the development of certain cell-based therapies to be evaluated and developed for treating human diseases, including certain types of cancer, sickle cell disease, and beta thalassemia. Through the License Agreement, Brooklyn LLC acquired an exclusive worldwide license to develop and commercialize certain cell-based therapies to treat cancer and rare blood disorders, including sickle cell disease, based on patented technology and know-how of Novellus, Ltd.
The License Agreement provides that Brooklyn LLC is obligated to pay the Licensors a total of $4,000,000 in connection with the execution of the License Agreement, all of which has been paid. Brooklyn LLC is obligated to pay to the Licensors additional fees of $5,000,000 in October 2021 and $7,000,000 in October 2022.

The completion of our acquisition of Novellus, Inc., formerly the sole equity holder of Novellus, Ltd., on July 16, 2021 relieves us from potential obligations to pay Novellus, Ltd. certain upfront fees, clinical development milestone fees and post-registration royalties under the License Agreement. The agreements with Factor under the License Agreement remains unchanged. Brooklyn LLC is obligated to pay Factor $2,500,000 in October 2021 and $3,500,000 in October 2022.

Under the terms of the License Agreement, Brooklyn LLC is required to use commercially reasonably efforts to achieve certain delineated milestones, including specified clinical development and regulatory milestones and specified commercialization milestones. In general, upon its achievement of these milestones, Brooklyn LLC will be obligated, in the case of development and regulatory milestones, to make milestone payments to Licensor in specified amounts and, in the case of commercialization milestones, to specified royalties with respect to product sales, sublicense fees or sales of pediatric review vouchers. In the event Brooklyn LLC fails to timely achieve certain delineated milestones, the Licensors may have the right to terminate the rights of Brooklyn LLC under provisions of the License Agreement relating to those milestones.

The Licensor is responsible for preparing, filing, prosecuting and maintaining all patent applications and patents under the License Agreement. If, however, the Licensors determine not to maintain a particular licensed patent or not to prepare, file and prosecute a licensed patent, Brooklyn LLC will have the right, but not the obligation, to assume those responsibilities in the territory at its expense.

Novellus, Ltd. is a pre-clinical development, manufacturing, and technology licensing entity focused on engineered cellular medicines. Novellus, Ltd. has created, developed, and patented mRNA-based cell reprogramming and gene editing technologies to create engineered cellular medicines. The synthetic mRNA developed by Novellus, Ltd. is non-immunogenic—it is capable of successfully evading the immune system while being recognized by cellular processes. The synthetic mRNA is then capable of expressing high levels of proteins for cell reprogramming and gene editing. The mRNA may be formulated for injection into target tissues for cellular uptake and therapeutic treatment.

The synthetic mRNA technology may be used to edit gene mutations through mRNA chemistry or expressed gene-editing proteins to treat genetic and rare diseases. It may also be used to reprogram human non-pluripotent cells and IPSCs. The IPSCs may then be differentiated into pure populations of varying therapeutic cell types. The reprogramming technology offers a rapid, cost-effective and patient specific therapy using the engineered stem cells created from IPSCs.

Novellus, Ltd. has licenses from Factor to use over 45 granted patents throughout the world covering synthetic mRNA, RNA-based gene editing, and RNA-based cell reprogramming, in addition to specific patents covering methods for treating specific diseases. There are also more than 50 pending patent applications throughout the world focused on these and other aspects of the technology. The patent coverage includes granted patents and pending patent applications in the United States, Europe, and Japan, along with other major life sciences markets.

There can be no assurance that Brooklyn LLC can successfully develop and commercialize the technology licensed under the License Agreement.

Purchase Agreements
On April 26, 2021, Brooklyn and Lincoln Park Capital Fund, LLC, or Lincoln Park, executed a purchase agreement, or the First Purchase Agreement, and a related registration rights agreement. Pursuant to the First Purchase Agreement, Brooklyn had the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park would be obligated to purchase, up to $20.0 million of shares of Brooklyn’s common stock. Sales of common stock by Brooklyn, if any, were subject to certain limitations, and could occur from time to time, at Brooklyn’s sole discretion. For entering into the First Purchase Agreement, Brooklyn issued to Lincoln Park 56,041 shares of common shares as consideration for Lincoln Park’s commitment to purchase up to $20.0 million in shares of common stock. During the three months ending June 30, 2021, Brooklyn issued and sold to Lincoln Park a total of 1,127,736 shares of common stock for gross proceeds of $20,000,000, and no further shares may be sold to Lincoln Park under the First Purchase Agreement.

On May 26, 2021, Brooklyn executed a purchase agreement, or the Second Purchase Agreement, and a related registration rights agreement. Pursuant to the Second Purchase Agreement, Brooklyn has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park would be obligated to purchase, up to $40,000,000 of shares of Brooklyn’s common stock. Sales of common stock by Brooklyn, if any, are subject to certain limitations, and may occur from time to time, at Brooklyn’s sole discretion. For entering into the Second Purchase Agreement, Brooklyn issued to Lincoln Park 50,000 shares of common shares as consideration for Lincoln Park’s commitment to purchase up to $40,000,000 in shares of common stock.

Under the Second Purchase Agreement, on any business day selected by Brooklyn, Brooklyn may direct Lincoln Park to purchase up to 60,000 shares of common stock on such business day, which we refer to as a Regular Purchase, provided, however, that (i) the Regular Purchase may be increased to up to 80,000 shares, provided that the closing sale price of the common stock is not below $5.50 on the purchase date, and (ii) the Regular Purchase may be increased to up to 120,000 shares, provided that the closing sale price of the common stock is not below $7.00 on the purchase date. In each case, Lincoln Park’s maximum commitment in any single Regular Purchase may not exceed $1,000,000 under the First Purchase Agreement and $2,000,000 under the Second Purchase Agreement. The purchase price per share for each such Regular Purchase will be based off of prevailing market prices of common stock immediately preceding the time of sale. In addition to Regular Purchases, Brooklyn may direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases if the closing sale price of the common stock exceeds certain threshold prices as set forth in the Second Purchase Agreement.
The Second Purchase Agreement also prohibits Brooklyn from directing Lincoln Park to purchase any shares of common stock if those shares, when aggregated with all other shares of common stock then beneficially owned by Lincoln Park and its affiliates, would result in Lincoln Park and its affiliates having beneficial ownership, at any single point in time, of more than 4.99% of the then total outstanding shares of common stock. Brooklyn has the right to terminate the Second Purchase Agreement at any time, at no cost or penalty.

Actual sales of shares of common stock to Lincoln Park under the Second Purchase Agreements depend on a variety of factors to be determined by Brooklyn from time to time, including, among others, market conditions, the trading price of the common stock and determinations by Brooklyn as to the appropriate sources of funding for Brooklyn and its operations. We expect that any net proceeds received by Brooklyn from such sales to Lincoln Park will be used for research and development, working capital and general corporate purposes.

As of June 30, 2021, Brooklyn had issued and sold 3,211,942 shares of common stock under the First Purchase Agreement and the Second Purchase Agreement for total net proceeds of $48.5 million.

Acquisition of Novellus

On July 16, 2021, Brooklyn and its newly formed, wholly owned subsidiary Brooklyn Acquisition Sub, Inc. entered into an agreement and plan of acquisition, or the Acquisition Agreement, with (a) Novellus LLC, (b) Novellus, Inc., the sole equity holder of Novellus, Ltd. and, prior to the closing under the Acquisition Agreement, a wholly owned subsidiary of Novellus, LLC, and (c) a seller representative. Novellus, Ltd. is a pre-clinical stage biotechnology company organized under the laws of Ireland that is developing engineered cellular medicines using its licensed, patented non-immunogenic mRNA, high-specificity gene editing, mutation-free and footprint-free cell reprogramming and serum-insensitive mRNA lipid delivery technologies.
The closing of the transaction contemplated by the Acquisition Agreement, or the Acquisition, was held contemporaneously with the execution and delivery of the Acquisition Agreement. At the closing:

•
Brooklyn acquired all of the outstanding equity interests of Novellus, Inc. as the result of the merger of Brooklyn Acquisition Sub, Inc. with and into Novellus, Inc., following which Novellus, Inc., as the surviving corporation, became Brooklyn’s wholly owned subsidiary and Novellus Ltd. became Brooklyn’s indirectly owned subsidiary.

•
Brooklyn acquired 25.0% of the total outstanding equity interests of NoveCite, Inc., a corporation focused on bringing an allogeneic mesenchymal stem cell, or MSC, product to patients with acute respiratory distress syndrome, including from COVID-19.

Brooklyn delivered consideration for the Acquisition totaling approximately $124.0 million, which consisted of (a) $22.8 million in cash and (b) 7,022,230 shares of common stock, which under the terms of the Acquisition Agreement were valued at a total of $102.0 million, based on a price of $14.5253 per share.

The Acquisition Agreement contains customary representations, warranties and certain indemnification provisions. A total of 740,766 of the shares issued as consideration have been placed in escrow for a period of up to 12 months in order to secure indemnification obligations to Brooklyn under the Acquisition Agreement. The Acquisition Agreement also contains non-competition and non-solicitation provisions pursuant to which Novellus LLC has agreed not to engage in certain competitive activities for a period of five years following the closing, including customary restrictions relating to employees. No employees of Novellus Ltd. or Novellus, Inc. prior to the Acquisition continued their employment, or were otherwise engaged by Brooklyn, following the Acquisition.

In connection with the Acquisition, the co-founders of Novellus, Ltd. entered into lock-up agreements with respect to 3,377,690 of the shares received in the Acquisition, and Brooklyn’s Chair of the Board of Directors and its Chief Executive Officer and President entered into identical lock-up agreements with respect to their current holdings of Brooklyn stock. Each lock-up agreement extends for a period of three years, provided that up to 75% of the shares of common stock subject to the lock-up agreement may be released from the lock-up restrictions earlier if the price of common stock on the NYSE American stock exchange exceeds specified thresholds. The lock-up agreements include customary exceptions for transfers during the applicable lock-up period.

We expect the Acquisition will advance our evolution into a platform company with a pipeline of next-generation engineered cellular, gene editing and cytokine programs. In addition, the acquisition of Novellus, Ltd. builds on the License Agreement. (See “__Second Quarter 2021 and Recent Developments—License Agreements” above.) The completion of the acquisition of Novellus, Ltd. relieves Brooklyn LLC from potential obligations to pay Novellus, Ltd. certain upfront fees, clinical development milestone fees and post-registration royalties under the License Agreement. The agreement with Factor under the License Agreement, which grants Brooklyn LLC exclusive rights to develop certain next-generation mRNA gene editing and cell therapy products, remains unchanged.
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
Research and Development Expenses

 We expense our research and development costs as incurred. Our research and development expenses consist of costs incurred for company-sponsored research and development activities, as well as support for selected investigator-sponsored research. Upfront payments and milestone payments made for the licensing of technology are expensed as research and development in the period in which they are incurred if the technology is not expected to have any alternative future uses other than the specific research and development project for which it was intended. The major components of research and development costs include preclinical study costs, clinical manufacturing costs, clinical study and trial expenses, insurance coverage for clinical trials, expensed licensed technology, consulting, scientific advisors and other third-party costs, salaries and employee benefits, stock-based compensation expense, supplies and materials and allocations of various overhead costs related to our product development efforts.

In the normal course of our business, we contract with third parties to perform various clinical study and trial activities in the on-going development and testing of potential products. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events or milestones, the successful enrollment of patients, the allocation of responsibilities among the parties to the agreement, and the completion of portions of the clinical study or trial or similar conditions. Preclinical and clinical study and trial associated activities such as production and testing of clinical material require significant up-front expenditures. We anticipate paying significant portions of a study’s or trial’s cost before such begins and incurring additional expenditures as the study or trial progresses and reaches certain milestones.
Critical Accounting Policies and Estimates

There were no significant changes in our critical accounting estimates during the three and six months ended June 30, 2021 to augment the critical accounting estimates disclosed under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations--Critical Accounting Policies and Estimates” in Part I of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021.
Results of Operations
Comparison of Three and Six Months Ended June 30, 2021 and 2020
	Three months ended June 30,
	2021	2020	Change	% Change

Operating expenses:
Research and development	5,392,777	985,081	4,407,696	447%
General and administrative	4,620,353	1,034,120	3,586,233	347%
Total operating expenses	10,013,130	2,019,201	7,993,929	396%
Loss from operations	(10,013,130)	(2,019,201)	(7,993,929)	396%

Other expenses:
Loss on sale of NTN assets	(50,000)	-	(50,000)	N/A
Other expense, net	(22,187)	(14,245)	(7,942)	56%
Total other expenses	(72,187)	(14,245)	(57,942)	407%
Net loss	(10,085,317)	(2,033,446)	(8,051,871)	396%
Series A preferred stock dividend	(7,806)	-	(7,806)	N/A
Net loss attributable to common stockholders	$(10,093,123)	$(2,033,446)	$(8,059,677)	396%

	Six months ended June 30,
	2021	2020	Change	% Change

Operating expenses:
Research and development	6,912,410	1,376,140	5,536,270	402%
General and administrative	6,256,910	1,657,595	4,599,315	277%
Transaction costs	5,765,407	-	5,765,407	N/A
Change in fair value of contingent consideration	(820,000)	-	(820,000)	N/A
Total operating expenses	18,114,727	3,033,735	15,080,992	497%
Loss from operations	(18,114,727)	(3,033,735)	(15,080,992)	497%

Other expenses:
Loss on sale of NTN assets	(9,648,173)	-	(9,648,173)	N/A
Other expense, net	(24,751)	(18,923)	(5,828)	31%
Total other expenses	(9,672,924)	(18,923)	(9,654,001)	51017%
Net loss	(27,787,651)	(3,052,658)	(24,734,993)	810%
Series A preferred stock dividend	(7,806)	-	(7,806)	N/A
Net loss attributable to common stockholders	$(27,795,457)	$(3,052,658)	$(24,742,799)	811%

Revenues

We had no revenues for the three and six months ended June 30, 2021 or 2020.
General and Administrative Expenses

The increase in general and administrative expense for the three and six months ended June 30, 2021 was primarily related to increased legal, accounting and consulting fees associated with merger and acquisition activity, costs associated with being a publicly traded company and increased stock-based compensation resulting from the issuance of equity awards when compared to the same periods in 2020.

We expect general and administrative expenses to increase in future periods as we increase our business activities and incur costs associated with being a publicly traded company.
Research and Development Expenses
For the three and six months ended June 30, 2021, our research and development expenses increased due to upfront payments associated with licensed technology, increased clinical trial expenses and stock-based compensation for the issuance of equity awards when compared to the same periods in 2020.

We expect research and development expenses to grow as we expand our clinical trial activities.
Transaction Costs

There were no transaction costs for the three months ended June 30, 2021. For the six months ended June 30, 2021, transaction costs related to the issuance of common stock to our financial advisor upon consummation of the Merger.
Change in Fair Value of Contingent Consideration

There were no changes to the fair value of contingent consideration for the three and six months ended June 30, 2020.  For the three and six months ended June 30, 2021, change in fair value of contingent consideration was $0 and $820,000, respectively.

Other Expense, Net

For the three and six months ended June 30, 2021, other expense, net increased primarily due to interest accrued on notes payable of $410,000 that we assumed as part of the acquisition of the assets of IRX Therapeutics, LLC in 2018. The notes bear interest at the rate of 14% and were due on December 31, 2019. On January 27, 2020, the notes were amended to extend the maturity date to the earlier of (i) a change of control and (ii) December 31, 2021, whichever comes first.
Loss on Sales of NTN Assets

Loss on sales of NTN assets for the three and six months ended June 30, 2021 was incurred when we completed the Disposition.
Liquidity and Capital Resources
At June 30, 2021, we had cash and cash equivalents of $50,164,673.  During the second quarter of 2021, we entered into the First Purchase Agreement and Second Purchase Agreement with Lincoln Park, pursuant to which we have the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to an aggregate of $60,000,000 in shares of our common stock. Future sales of common stock by us, if any, are subject to certain limitations, and may occur from time to time, at our sole discretion. As of August 12, 2021, we had issued and sold 3,211,942 shares of common stock for total gross proceeds of $50.5 million and net proceeds of $48.5 million. For further information, see “—Recent Developments—Purchase Agreements.”

We have to date incurred operating losses, and we expect these losses to increase in the future as we expand our drug development programs and operate as a publicly traded company. We anticipate using current cash on hand and our net proceeds from sales of common stock under the Second Purchase Agreement to finance these activities. It will likely be some years before we obtain the necessary regulatory approvals to commercialize one or more of our drug candidates. Based on our current financial condition and forecasts of available cash, including as mentioned above, we believe we have sufficient funds to fund our operations for the next twelve months. There can be no assurance that we will ever be in a position to commercialize IRX-2 or any other drug candidate we may acquire, or that we will obtain any additional financing that we require in the future or, even if such financing is available, that it will obtainable on terms acceptable to us.

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

We plan to raise additional funds to support our product development activities and working capital requirements through the remaining availability under the Second Purchase Agreement, public or private equity offerings, debt financings, corporate collaborations or other means. We may also seek governmental grants to support our clinical trials and preclinical trials. Further, we may seek to raise capital to fund additional product development efforts even if we have sufficient funds for our planned operations. Any sale by us of additional equity or convertible debt securities could result in dilution to our stockholders. There can be no assurance that any such required additional funding will be available to us at all or available on terms acceptable to us.

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

Sources of Funds
Equity Securities
•
During the second quarter, we entered into the First Purchase Agreement and the Second Purchase Agreement with Lincoln Park, pursuant to which, subject to specified terms and conditions, we have the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to an aggregate of $60.0 million in shares of our common stock. As of August 12, 2021, we had issued and sold 3,211,942 shares of common stock for total gross proceeds of $50.5 million and net proceeds of $48.5 million. For further information, see “—Recent Developments—Purchase Agreements.”

•
As a condition to the closing of the Merger, Brooklyn LLC was required to have at least $10.0 million in cash and cash equivalents at the effective time of the Merger. In furtherance of, and prior to, the Merger, certain of its members entered into agreements pursuant to which those members purchased additional units of Brooklyn LLC for an aggregate purchase price of $10.5 million.

Disposition.

On March 26, 2021, Brooklyn completed the Disposition, in which it sold to eGames.com its rights, title and interest in and to the assets relating to the business it operated prior to the Merger under the name “NTN Buzztime, Inc.” in exchange for eGames.com’s payment of a purchase price of $2.0 million and assumption of specified liabilities relating to such pre-Merger business.
Brooklyn LLC PPP Loan.

On May 4, 2020, Brooklyn LLC issued a note in the principal amount of approximately $309,905 to Silicon Valley Bank evidencing the loan, or the Brooklyn LLC PPP Loan, Brooklyn LLC received under the Paycheck Protection Program, or PPP, of the Coronavirus Aid, Relief, and Economic Security Act administered by the U.S. Small Business Administration, or the CARES Act. As of June 30, 2021, the outstanding principal balance of the Brooklyn LLC PPP Loan was $309,905.

The Brooklyn LLC PPP Loan matures on May 5, 2022 and bears interest at a rate of 1.0% per annum.  Brooklyn LLC must make monthly interest-only payments beginning on November 4, 2020. One final payment of all unforgiven principal plus any accrued unpaid interest is due at maturity. Funds from the Brooklyn LLC PPP Loan may only be used for payroll costs, rent and utilities.  We believe Brooklyn LLC used the funds received from the Brooklyn LLC PPP Loan for qualifying expenses. Under the terms of the PPP, we may prepay the Brooklyn LLC PPP Loan at any time with no prepayment penalties, and certain amounts of the Brooklyn LLC PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. In June 2021, Brooklyn LLC submitted our loan forgiveness application for the PPP Loan. We believe Brooklyn LLC will qualify for forgiveness of the Brooklyn LLC PPP Loan, but there can be no assurance that Brooklyn LLC will obtain full forgiveness based on the legislation.
Uses of Funds

Net Cash Used in Operating Activities. Our operations used $10.2 million during the six months ended June 30, 2021. Our cash use for operating activities is influenced by the level of our net loss and the amount of cash we invest in personnel and technology development to support anticipated growth in our business.

Lease Obligations. We are obligated to pay approximately $660,000 per year for our facilities leases, subject to annual increases and to a sharing of common area expenses with other tenants in the building. The leases expire at varying times between December 2025 and June 2028.

Brooklyn PPP Loan. On April 18, 2020, Brooklyn (then known as NTN Buzztime, Inc.) was granted a loan, which we refer to as the Brooklyn PPP Loan, in the aggregate amount of $1,625,000, pursuant to the PPP under the CARES Act. Under the terms of the PPP, certain amounts of the Brooklyn PPP Loan could be forgiven if they were used for qualifying expenses as described in the CARES Act. In October 2020 the U.S. Small Business Administration approved the forgiveness of $1,093,000 of the $1,625,000 principal amount of the Brooklyn PPP Loan, leaving a principal balance of approximately $532,000, all of which, plus accrued and unpaid interest, was due and, in accordance with the terms of the Merger Agreement, paid by Brooklyn upon the closing of the Merger.

Recent Accounting Pronouncements
A discussion of recent accounting pronouncements is included in Note 12 to the condensed consolidated financial statements included in this report.
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

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we were required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as of the end of the period covered by this report under the supervision and with the participation of our management, including our Chief Executive Officer and President (who serves as our principal executive officer) and our Vice President of Finance (who serves as our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures.

Upon completion of the Merger in March 2021 and the resulting change in our business model and strategy, we experienced a complete turnover of our employees, including all of the members of our executive management team, which resulted in, among other things, our having insufficient accounting staff available to enable and ensure adequate segregation of duties and our lacking appropriate and complete documentation of policies and procedures critical to the accomplishment of financial reporting objectives. The accounting personnel and documentation deficiencies each increase the risk that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Based on this evaluation, our Chief Executive Officer and President and our Vice President of Finance concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective and did not provide reasonable assurance of achieving the desired control objectives.

Management plans to implement measures designed to ensure that the deficiencies contributing to the ineffectiveness of our disclosure controls and procedures are remediated, such that the controls and procedures are designed, implemented and operating effectively. The remediation actions planned include:

●	hiring and employing additional accounting personnel in a number, and with experience, to allow for proper segregation of duties; and

●
developing and implementing, and then monitoring the effectiveness of, written policies and procedures required to achieve our financial reporting objectives in a timely manner, including policies and procedures relating to internal control over financial reporting.

We are committed to developing a strong internal control environment, and we believe the remediation efforts that we will implement will result in significant improvements in our control environment. We hired our Vice President of Finance in the second quarter of 2021 to oversee all accounting and financial reporting matters, including implementing a framework for internal controls over financial reporting. Our management will continue to monitor and evaluate the relevance of our risk-based approach and the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary.
Changes in Internal Control Over Financial Reporting
Other than described above, there was no change in our internal control over financial reporting during the three months ended June 30, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes to enhance their effectiveness and ensure that our systems evolve with our business.

PART II — OTHER INFORMATION
Item 1.	Legal Proceedings.

This information is set forth under “Note 9—Commitments and Contingencies—Legal Matters” to the condensed consolidated financial statements included in this report and is incorporated in this Item 1 by reference.

From time to time we may become involved in legal proceedings arising in the ordinary course of business. Except as described above, we do not believe there is any litigation pending that could have, individually or in the aggregate, a material adverse effect on our results of operations, financial condition or cash flows.
Item 1A.	Risk Factors.

An investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below and in the “Risk Factors” section of our Current Report on Form 8-K filed with the SEC on May 11, 2021, together with all other information contained or incorporated by reference in this report, before you invest in common stock. If any of the risks described in this report or in such Current Report occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. Under these circumstances, the trading price of common stock could decline, and you may lose all or part of your investment.
Because our gene-editing and cell therapy product candidates are based on novel technologies, we cannot assure you that we will be successful, or predict the related cost and time we will spend, in initiating, conducting and completing clinical development, and obtaining the necessary regulatory and reimbursement approvals, required for commercialization.
Cell programming technology and platform for generating cell therapy products using allogenic MSCs derived from iPSCs represent novel therapeutic approaches, and to our knowledge no iPSC-derived cell products are currently approved for commercial sale anywhere in the world. As such, it is difficult to accurately predict the type and scope of challenges that we will incur during development of our respective product candidates, and we thus face uncertainties associated with the preclinical and clinical development, manufacture, and regulatory compliance for the initiation and conduct of clinical trials, regulatory approval, and reimbursement required for successful commercialization of product candidates. In addition, because the iPSC-derived cell product candidates are in the pre-clinical stage, no human data are yet available to assess the long-term effects of treatment. Animal models and assays may not accurately predict the safety and efficacy of our product candidate in our target patient populations, and appropriate models and assays may not exist for demonstrating the safety and purity of the product candidates, as required by the FDA and other regulatory authorities for ongoing clinical development and regulatory approval.

The pre-clinical and clinical development, manufacture, and regulatory requirements for approval of the product candidates may be more expensive and take longer than for other more well-known or extensively studied pharmaceutical or biopharmaceutical product candidates due to a lack of prior experiences on the side of both developers and regulatory agencies. Additionally, due to the uncertainties associated with the pre-clinical and clinical development, manufacture, and regulatory requirements for approval of the product candidates, we may be required to modify or change pre-clinical and clinical development plans or manufacturing activities and plans, or be required to meet stricter regulatory requirements for approval. Any such modifications or changes could delay or prevent our ability to develop, manufacture, obtain regulatory approval or commercialize the product candidates, which would adversely affect our business, financial condition and results of operations.

Cellular immunotherapies, and stem cell therapies and iPSC-derived cell therapies in particular, represent relatively new therapeutic areas, and the FDA has cautioned consumers about potential safety risks associated with cell therapies. To date, there are relatively few approved cell therapies. As a result, the regulatory approval process for a gene-editing or cellular therapy product candidate is uncertain and may be more expensive and take longer than the approval process for product candidates based on other, better known or more extensively studied technologies and therapeutic approaches. For example, there are currently no FDA approved products with a label designation that supports the use of a product to treat and reduce the severity of ARDS in patients with COVID-19, which makes it difficult to determine the clinical endpoints and data required to support an application or regulatory approval, and the time and cost required to obtain regulatory approval in the United States for our product candidate.

Regulatory requirements in the United States governing cell therapy products have changed frequently and the FDA or other regulatory bodies may change the requirements, or identify different regulatory pathways, for approval of the product candidates. For example, within the FDA, the Center for Biologics Evaluation and Research, or CBER, restructured and created a new Office of Tissues and Advanced Therapies to better align its oversight activities with FDA Centers for Drugs and Medical Devices. It is possible that over time new or different divisions may be established or be granted the responsibility for regulating cell and/or gene therapy products, including iPSC-derived cell products. As a result, we may be required to change its regulatory strategy or to modify its applications for regulatory approval, which could delay and impair its ability to complete the pre-clinical and clinical development and manufacture of, and obtain regulatory approval for, our product candidates. Changes in regulatory authorities and advisory groups, or any new requirements or guidelines they promulgate, may lengthen the regulatory review process, require us to perform additional studies, increase its development and manufacturing costs, lead to changes in regulatory pathways, positions and interpretations, delay or prevent approval and commercialization of the product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we will be required to consult with the FDA and other regulatory authorities, and our product candidates will likely be reviewed by an FDA advisory committee. We also must comply with applicable requirements, and if we fail to do so, we may be required to delay or discontinue development of our product candidates. Delays or unexpected costs in obtaining, or the failure to obtain, the regulatory approval necessary to bring the product candidates to market could impair our ability to generate sufficient product revenues to maintain our respective businesses.
We own only a 25% interest in NoveCite, Inc., and that interest may be diluted unless we invest additional funds.

In July 2021, we acquired 25% of the outstanding common stock of NoveCite, Inc. As a result, we will only be entitled to a portion of any benefits that flow from the development by NoveCite, Inc. of any product candidates. In the event that NoveCite, Inc. issues additional equity securities in the future, our percentage ownership would be diluted unless we were to invest additional funds. Dilution of our equity ownership would decrease our portion of any benefit that might be derived from a NoveCite, Inc. drug candidate’s successful development. If we were to determine that it would be in the best interests of our company and stockholders to invest additional amounts in NoveCite, Inc. to prevent dilution of our interests, the required funds may not be available to us on reasonable terms, or at all.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Set forth below is information regarding shares of common stock issued by us during the three months ended June 30, 2021 that were not registered under the Securities Act of 1933. Included is the consideration, if any, we received for such shares and information relating to the section of the Securities Act of 1933, or the rule of the SEC, under which exemption from registration was claimed.
On April 26, 2021, we entered into a purchase agreement with Lincoln Park Capital Fund, LLC, or Lincoln Park, pursuant to which we issued to Lincoln Park an aggregate of 1,127,736 shares of common stock from April 26, 2021 through May 19, 2021, of which (a) 56,041 shares of common stock were issued as consideration for Lincoln Park’s commitment to purchase shares of common stock under our April 26, 2021 purchase agreement, and (b) 1,071,695 shares were issued to Lincoln Park pursuant to the purchase agreement for an aggregate purchase price of $20.0 million. We intend to us the net proceeds for general corporate purposes, including working capital.
On May 26, 2021, we entered into a purchase agreement with Lincoln Park pursuant to which we issued to Lincoln Park an aggregate of 2,084,206 shares of common stock from May 26, 2021 through June 29, 2021, of which (a) 50,000 shares of common stock were issued as consideration for Lincoln Park’s commitment to purchase shares of common stock under our May 26, 2021 purchase agreement, and (b) 2,034,206 shares were issued to Lincoln Park pursuant to the purchase agreement for an aggregate purchase price of $30.5 million. Pursuant to our purchase agreement with Lincoln Park, we have the right to sell to Lincoln Park up to an additional $9.5 million in shares of common stock, subject to certain limitations, from time to time on or before June 4, 2024. We intend to us the net proceeds for general corporate purposes, including working capital.
The securities described in this Item 2 were issued to investors in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as set forth in Section 4(a)(2) under the Securities Act of 1933 and/or Regulation D promulgated thereunder relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required. The recipients of securities in the transactions described above represented that they were accredited investors and were acquiring the securities for their own account for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof and that they could bear the risks of the investment and could hold the securities for an indefinite period of time and appropriate legends were affixed to the instruments representing such securities issued in such transactions.

Item 6.	Exhibits.

Exhibit	Description	Incorporated By Reference
10.1(a)†*
Agreement and Plan of Acquisition, dated as of July 16, 2021, by and among Brooklyn ImmunoTherapeutics, Inc., Brooklyn Acquisition Sub, Inc., Novellus LLC, Novellus, Inc., and the Sellers’ Representative.
Exhibit to Form 8-K filed on July 19, 2021
10.1 (b)†	Registration Rights Agreement, dated as of July 16, 2021, by and among Brooklyn ImmunoTherapeutics, Inc. and the individuals and entities named therein.	Exhibit to Form 8-K filed on July 19, 2021
10.2+§	Executive Employment Agreement, dated as of April 1, 2021 and effective as of April 16, 2021, between Brooklyn ImmunoTherapeutics, Inc. and Howard J. Federoff.	Exhibit to Form 8-K filed on April 7, 2021
10.3(a)+	Form of Indemnification Agreement	Exhibit to Form 8-K filed on April 16, 2021
10.3(b)	Schedule identifying agreements substantially identical to the form of indemnification agreement filed as Exhibit 10.2(a)	Exhibit to Form 8-K filed on June 21, 2021
10.4(a)	Purchase Agreement, dates as of May 26, 2021, between Brooklyn ImmunoTherapeutics, Inc. and Lincoln Park Capital Fund, LLC	Exhibit to Form 8-K filed on May 26, 2021
10.4(b)	Registration Rights Agreement, dated as of May 26, 2021, between Brooklyn ImmunoTherapeutics, Inc. and Lincoln Park Capital Fund, LLC	Exhibit to Form 8-K filed on May 26, 2021
10.5§*	Exclusive License Agreement, dated as of April 26, 2021, between Factor Bioscience Limited, Novellus Therapeutics Limited and Brooklyn ImmunoTherapeutics LLC	Exhibit to Form 8-K filed on April 30, 2021
10.6+	Brooklyn ImmunoTherapeutics, Inc. 2021 Inducement Stock Incentive Plan	Exhibit to Form 8-K filed on May 26, 2021
10.7+	Executive Employment Agreement, dated as of June 5, 2021 and effective as of June 28, 2021, between Brooklyn ImmunoTherapeutics, Inc. and Kevin D’Amour.	Exhibit to Form 8-K filed on June 10, 2021
10.8+	Executive Employment Agreement, dated as of June 16, 2021 and effective as of June 21, 2021, between Brooklyn ImmunoTherapeutics, Inc. and Sandra Gurrola.	Exhibit to Form 8-K filed on June 21, 2021
10.9+	Executive Employment Agreement, dated as of July 6, 2021 and effective as of July 15, 2021, between Brooklyn ImmunoTherapeutics, Inc. and Jay Sial.	Exhibit to Form 8-K filed on July 19, 2021
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Certain information redacted and replaced with “[***]”.
+	Indicates management contract or compensatory plan.
§
Certain addenda have been omitted pursuant to Item 601(a)(5) of Regulation S-K. We hereby undertake to furnish copies of the omitted addenda upon request by the Securities and Exchange Commission, provided that we may request confidential treatment pursuant to Rule 24b‑2 of the Securities Exchange Act of 1934 for the addenda so furnished.

†
Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Brooklyn ImmunoTherapeutics, Inc. hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
BROOKLYN IMMUNOTHERAPEUTICS, INC.

Date: August 13, 2021	By:	/s/ Howard J. Federoff
Howard J. Federoff
Chief Executive Officer and President