Form 10-Q
period 2021-09-30
Brooklyn ImmunoTherapeutics, Inc.
filed 2021-11-12
CIK 748592

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _____________

Commission file number: 001-11460

Brooklyn ImmunoTherapeutics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	31-1103425
(State of incorporation)	(I.R.S. Employer Identification No.)

140 58th Street, Suite 2100, Brooklyn, New York	11220
(Address of principal executive offices)	(Zip Code)

(212) 582-1199
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, $0.005 par value per share	BTX	The Nasdaq Stock Market LLC

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

As of November 8, 2021, the registrant had outstanding 52,043,818 shares of common stock, $0.005 par value per share.

In this report, “Brooklyn” refers to Brooklyn ImmunoTherapeutics, Inc. (formerly known as NTN Buzztime, Inc.) and “Brooklyn LLC” refers to Brooklyn ImmunoTherapeutics LLC, a wholly owned subsidiary of Brooklyn. All references to “our company,” “we,” “us” or “our” mean Brooklyn. and its subsidiaries, including Brooklyn LLC, unless stated otherwise or the context otherwise requires.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts could be deemed forward-looking statements. We have tried, whenever possible, to identify these statements by using words such as “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “seeks,” or words of similar meaning, or future or conditional verbs, such as “may,” “will,” “should,” “could,” “aims,” “intends” or “projects,” and similar expressions, whether in the negative or the affirmative. Forward-looking statements reflect management’s beliefs and assumptions, are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Forward-looking statements by their nature address matters that are, to different degrees, subject to risks and uncertainties that could cause actual results to differ materially and adversely from those expressed in any forward-looking statement.

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

ii

BROOKLYN IMMUNOTHERAPEUTICS, INC.
 CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
ASSETS	(unaudited)
Current assets:
Cash	$24,381,831	$1,630,455
Tax receivable	23,303	-
Prepaid expenses and other current assets	1,353,183	102,322
Total current assets	25,758,317	1,732,777
Property and equipment, net	547,006	594,106
Right-of-use assets - operating leases	2,665,828	2,092,878
Goodwill	2,043,747	2,043,747
In-process research and development	6,860,000	6,860,000
Investment in NoveCite	1,000,000	-
Security deposits and other assets	519,467	453,252
Total assets	$39,394,365	$13,776,760

LIABILITIES AND STOCKHOLDERS’ AND MEMBERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$996,262	$1,275,223
Accrued expenses	2,128,493	1,051,020
Loans payable	410,000	410,000
PPP Loan, current	-	115,972
Operating lease liabilities, current	408,125	273,217
Other current liabilities	617,661	-
Total current liabilities	4,560,541	3,125,432
Contingent consideration	19,360,000	20,110,000
Operating lease liabilities, non-current	2,410,667	1,905,395
PPP Loan, non-current	-	193,933
Other liabilities	22,863	22,863
Total liabilities	26,354,071	25,357,623

Stockholders’ and members’ equity (deficit):
Class A membership units	-	23,202,005
Class B membership units	-	1,400,000
Class C membership units	-	1,000,000
Common units	-	197,873
Series A convertible preferred stock	781	-
Common stock, $0.005 par value, 100,000,000 shares authorized; 52,043,818 shares issued and outstanding at September 30, 2021; no shares issued and outstanding at December 31, 2020.	260,219	-
Additional paid-in capital	164,010,804	-
Accumulated deficit	(151,231,510)	(37,380,741)
Total stockholders’ and members’ equity (deficit)	13,040,294	(11,580,863)
Total liabilities and stockholders’ and members’ equity (deficit)	$39,394,365	$13,776,760

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROOKLYN IMMUNOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	1,466,652	923,529	8,379,062	2,299,669
Acquired in-process research and development	80,537,551	-	80,537,551	-
General and administrative	4,258,178	1,084,057	10,515,088	2,741,652
Transaction costs	-	-	5,765,407	-
Change in fair value of contingent consideration	70,000	-	(750,000)	-
Total operating expenses	86,332,381	2,007,586	104,447,108	5,041,321
Loss from operations	(86,332,381)	(2,007,586)	(104,447,108)	(5,041,321)
Other income (expenses):
Loss on sale of NTN assets	-	-	(9,648,173)	-
Other income (expense), net	277,069	(12,559)	252,318	(31,482)
Total other income (expenses), net	277,069	(12,559)	(9,395,855)	(31,482)
Net loss	(86,055,312)	(2,020,145)	(113,842,963)	(5,072,803)
Series A convertible preferred stock dividend	-	-	(7,806)	-
Net loss attributable to common stockholders	$(86,055,312)	$(2,020,145)	$(113,850,769)	$(5,072,803)
Net loss per common share - basic and diluted	$(1.70)	$(0.11)	$(2.82)	$(0.29)
Weighted average shares outstanding - basic and diluted	50,543,982	17,626,806	40,362,440	17,570,973

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROOKLYN IMMUNOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ AND MEMBERS’ EQUITY (DEFICIT)
For the three and nine months ended September 30, 2021 and 2020 (unaudited)

	Membership Equity				Common Stock		Series A Convertible Preferred Stock		Additional Paid-in	Accumulated
	Class A	Class B	Class C	Common	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances at July 1, 2021	$-	$-	$-	$-	44,707,382	$223,537	156,112	$781	$100,134,743	$(65,176,198)	$35,182,863
Issuance of common stock related to stock purchase agreement with Lincoln Park Capital Fund, LLC, net	-	-	-	-	340,048	1,700	-	-	3,498,796	-	3,500,496
Issuance of common stock in connection with the acquisition of Novellus, Inc.	-	-	-	-	7,022,230	35,111	-	-	58,648,832	-	58,683,943
Forfeiture of unvested restricted stock	-	-	-	-	(25,842)	(129)	-	-	129	-	-
Stock based compensation	-	-	-	-	-	-	-	-	1,728,304	-	1,728,304
Net loss	-	-	-	-	-	-	-	-	-	(86,055,312)	(86,055,312)
Balances at September 30, 2021	$-	$-	$-	$-	52,043,818	$260,219	156,112	$781	$164,010,804	$(151,231,510)	$13,040,294

Balances at January 1, 2021	$23,202,005	$1,400,000	$1,000,000	$197,873	-	$-	-	$-	$-	$(37,380,741)	$(11,580,863)
Brooklyn rights offerings membership units	10,500,000	-	-	-	-	-	-	-	-	-	10,500,000
Elimination of Brooklyn’s historical members’ equity	(33,702,005)	(1,400,000)	(1,000,000)	(197,873)	-	-	-	-	36,299,878	-	-
Common stock to be retained by NTN stockholders	-	-	-	-	1,514,373	7,572	-	-	8,169,885	-	8,177,457
Issuance of Series A convertible preferred stock retained by NTN stockholders	-	-	-	-	-	-	156,112	781	(781)	-	-
Issuance of common stock to Brooklyn members	-	-	-	-	38,923,957	194,620	-	-	(194,620)	-	-
Issuance of common stock to Financial Advisor upon consummation of merger	-	-	-	-	1,067,668	5,338	-	-	5,760,069	-	5,765,407
Issuance of common stock from the exercise of stock options	-	-	-	-	1,300	6	-	-	10,196	-	10,202
Issuance of common stock related to stock purchase agreement with Lincoln Park Capital Fund, LLC, net	-	-	-	-	3,551,990	17,760	-	-	52,007,654	-	52,025,414
Issuance of common stock in connection with the acquisition of Novellus, Inc.	-	-	-	-	7,022,230	35,111	-	-	58,648,832	-	58,683,943
Issuance of common stock in lieu of cash dividend to Series A convertible preferred stockholders	-	-	-	-	202	1	-	-	7,805	(7,806)	-
Forfeiture of unvested restricted stock	-	-	-	-	(37,902)	(189)	-	-	189	-	-
Stock based compensation	-	-	-	-	-	-	-	-	3,301,697	-	3,301,697
Net loss	-	-	-	-	-	-	-	-	-	(113,842,963)	(113,842,963)
Balances at September 30, 2021	$-	$-	$-	$-	52,043,818	$260,219	156,112	$781	$164,010,804	$(151,231,510)	$13,040,294

	Membership Equity				Accumulated
	Class A	Class B	Class C	Common	Deficit	Total
Balances at July 1, 2020	$23,202,005	$1,400,000	$1,000,000	$152,405	$(13,994,184)	$11,760,226
Stock based compensation:	-	-	-	22,734	-	22,734
Net loss	-	-	-	-	(2,020,145)	(2,020,145)
Balances at September 30, 2020	$23,202,005	$1,400,000	$1,000,000	$175,139	$(16,014,329)	$9,762,815

Balances at January 1, 2020	$18,177,692	$1,400,000	$1,000,000	$106,937	$(10,941,526)	$9,743,103
Stock based compensation	-	-	-	68,202	-	68,202
Sale of members’ equity	5,024,313	-	-	-	-	5,024,313
Net loss	-	-	-	-	(5,072,803)	(5,072,803)
Balances at September 30, 2020	$23,202,005	$1,400,000	$1,000,000	$175,139	$(16,014,329)	$9,762,815

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROOKLYN IMMUNOTHERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the nine months ended September 30,
	2021	2020
Cash flows used in operating activities:
Net loss	$(113,842,963)	$(5,072,803)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	92,754	72,909
Stock-based compensation	3,301,697	68,202
Amortization of right-to-use asset	242,849	-
Transaction costs - shares to Financial Advisor	5,765,407	-
Loss on sale of NTN assets	9,648,173	-
Loss on disposal of fixed assets	12,626	-
Gain on forgiveness of PPP Loan	(309,905)	-
Acquired in-process research and development	80,537,551	-
Change in fair value of contingent consideration	(750,000)	-
Changes in operating assets and liabilities:
Account receivable	4,680	-
Prepaid expenses and other current assets	(1,109,270)	(69,240)
Security deposits and other non-current assets	(31,496)	(84,914)
Accounts payable and accrued expenses	5,881	(1,392,925)
Operating lease liability	(225,618)	(2,356)
Other liabilities	-	17,842
Net cash used in operating activities	(16,657,634)	(6,463,285)
Cash flows used in investing activities:
Purchase of property and equipment	(6,860)	(26,177)
Purchase of NTN, net of cash acquired	147,262	-
Purchase of Novellus, net cash acquired	(22,853,608)	-
Proceeds from the sale of NTN assets, net of cash disposed	118,594	-
Net cash used in investing activities	(22,594,612)	(26,177)
Cash flows provided by financing activities:
Net proceeds of common stock issued to Lincoln Park	52,025,414	-
Proceeds from the exercise of stock options	10,202	-
Proceeds from loans payable	-	309,905
Proceeds from the collection of subscription receivable	-	275,000
Repayment of NTN’s PPP loan	(531,994)	-
Proceeds from sale of members’ equity	10,500,000	3,858,750
Net cash provided by financing activities	62,003,622	4,443,655
Net increase (decrease) in cash and cash equivalents	22,751,376	(2,045,807)
Cash and cash equivalents at beginning of period	1,630,455	5,100,819
Cash and cash equivalents at end of period	$24,381,831	$3,055,012

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$12,796	$-
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for Series A convertible preferred stock dividend	$7,806	$-
Issuance of common stock for business combination	$8,177,457	$-
Issuance of common stock for Novellus acquisition	$58,683,943	$-
Forfeiture of unvested restricted stock	$(189)	$-
Preferred shares issued in connection with reverse merger	$781	$-
Initial measurement of ROU assets, net of tenant improvement allowance	$815,799	$-
Initial measurement of operating lease liabilities	$865,799	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROOKLYN IMMUNOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1)	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Brooklyn ImmunoTherapeutics Inc. (“Brooklyn”), together with its subsidiaries including Brooklyn ImmunoTherapeutics LLC (“Brooklyn LLC”), is a clinical stage biopharmaceutical company focused on exploring the role that cytokine, gene editing and cell therapy can have in treating patients with cancer, blood disorders and monogenic diseases. As used herein, the “Company” refers collectively to Brooklyn and its subsidiaries.

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

On July 16, 2021, Brooklyn and its newly formed, wholly owned subsidiary Brooklyn Acquisition Sub, Inc. entered into an agreement and plan of acquisition (the “Acquisition Agreement”) with (a) Novellus LLC, (b) Novellus, Inc., the sole equity holder of Novellus Therapeutics Limited (“Novellus, Ltd.”) and, prior to the closing under the Acquisition Agreement, a wholly owned subsidiary of Novellus, LLC, and (c) a seller representative (the “Acquisition”). As part of the Acquisition, Brooklyn also acquired 25.0% of the total outstanding equity interests of NoveCite, Inc. (“NoveCite”), a corporation focused on developing an allogeneic mesenchymal stem cell product for patients with acute respiratory distress syndrome, including from COVID-19. (See Note 3.)

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

As described above, the Merger closed on March 25, 2021. The Merger was accounted for as a reverse acquisition, with Brooklyn LLC being deemed the acquiring company for accounting purposes. Brooklyn LLC’s historical financial statements have replaced Brooklyn’s historical financial statements with respect to periods prior to the completion of the Merger (when Brooklyn operated under the name “NTN Buzztime, Inc.”. The Company retrospectively adjusted the weighted average shares used in determining loss per common share to reflect the conversion of the outstanding Class A units, Class B units, Class C units, and common units of Brooklyn LLC that converted into shares of Brooklyn’s common stock upon the Merger and to reflect the effect of a 2-to-1 reverse stock split of Brooklyn’s common stock that occurred immediately prior to the Merger.

Also as described above, the Acquisition closed on July 16, 2021.  The Acquisition was accounted for as an asset acquisition, and substantially all of the value was attributed to in-process research and development (“IPR&D”), with the exception of the cash paid for the investment in NoveCite, which is being accounted for as an investment in equity securities. The IPR&D had no alternative future uses and no separate economic values from its original intended purpose and was therefore expensed in the period the cost was incurred.

These condensed consolidated financial statements should be read with the audited consolidated financial statements and notes thereto for the fiscal year ended, and as of, December 31, 2020, contained in Brooklyn’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2021, as amended by an amendment thereto filed with the SEC on April 30, 2021. The accompanying condensed consolidated balance sheet as of December 31, 2020 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2021, or any other period.

2)	LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern. The Company has incurred significant operating losses and has an accumulated deficit as a result of ongoing efforts to develop product candidates, including conducting clinical trials and providing general and administrative support for these operations. As of September 30, 2021, the Company had a cash balance of $24,381,831 and an accumulated deficit of $151,231,510 (inclusive of $80,537,551 IPR&D expense related to the Acquisition, $9,648,173 related to the loss on sale of assets in the Disposition and $750,000 related to the change in fair value of contingent consideration). During the three and nine months ended September 30, 2021, the Company incurred a net loss of $86,055,312 and $113,842,963, respectively, and during the nine months ended September 30, 2021, the Company used cash in operating activities of $16,657,634.

On April 26, 2021, Brooklyn entered into a common stock purchase agreement (the “First Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), which provided that Brooklyn could offer to Lincoln Park up to an aggregate of $20,000,000 of common stock over a 36-month period commencing after May 10, 2021, the date that a registration statement covering the resale of shares of common stock issued under the First Purchase Agreement was declared effective by the SEC. As of September 30, 2021, Brooklyn had issued and sold an aggregate of 1,127,736 shares of common stock to Lincoln Park pursuant to the First Purchase Agreement, resulting in gross proceeds of $20,000,000.

On May 26, 2021, Brooklyn entered into a second common stock purchase agreement (the “Second Purchase Agreement”) with Lincoln Park, which provides that Brooklyn may offer to Lincoln Park up to an aggregate of $40,000,000 of common stock over a 36-month period commencing after June 4, 2021, the date that a registration statement covering the resale of shares of common stock issued under the Second Purchase Agreement was declared effective by the SEC. As of September 30, 2021, Brooklyn had issued and sold an aggregate of 2,424,254 shares of common stock to Lincoln Park pursuant to the Second Purchase Agreement, resulting in gross proceeds of $34,105,514.

On July 16, 2021, Brooklyn used $22,882,181 of cash towards the purchase price of the Acquisition.  The remaining purchase price of the Acquisition was completed through the issuance of Brooklyn’s common stock.

The Company believes its existing cash resources are sufficient to fund its current operating plan for at least the next 12 months from the date these financial statements are being issued.

3)	MERGER, DISPOSITION AND ACQUISITION TRANSACTIONS

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

The allocation of the estimated purchase price to the tangible and intangible assets acquired and liabilities deemed to be assumed from Brooklyn, based on their estimated fair values as of March 25, 2021, is as follows:

	Historical Balance Sheet of Brooklyn at March 25, 2020	Fair Value Adjustment to Brooklyn Pre-Merger Assets	Purchase Price Allocation Pro Forma Adjustment
Cash and cash equivalents	$147,728	$-	$147,728
Accounts receivable	102,517	-	102,517
Prepaid expense and other current assets	329,596	-	329,596
Property and equipment, net	1,015,370	-	1,015,370
Software development costs	1,296,460	(368,460)	928,000
Customers	-	548,000	548,000
Trade name	-	299,000	299,000
Accounts payable, accrued liabilities and other current liabilities	(3,781,173)	-	(3,781,173)
Net assets acquired, excluding goodwill	$(889,502)	$478,540	$(410,962)

Total consideration	$8,177,614
Net assets acquired, excluding goodwill	(410,962)
Goodwill	$8,588,576

Brooklyn LLC was obligated under the Merger Agreement to have $10,000,000 in cash and cash equivalents on its balance sheet at the effective time of the Merger. To ensure Brooklyn LLC had the required funds, certain beneficial holders of Brooklyn LLC’s Class A membership interests entered into contractual commitments to invest $10,000,000 into Brooklyn LLC immediately prior to the closing of the Merger. During March 2021, Brooklyn offered to its Class A unit holders an additional 5% rights offering for an additional $500,000 to be raised by a rights offering. Funding to the rights offering was received between February 17, 2021 and April 5, 2021.

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

Unaudited Pro Forma Disclosure

The following unaudited pro forma financial information summarizes the results of operations for the nine months ended September 30, 2021 and 2020 as if the Merger and the Disposition had been completed as of January 1, 2020. Pro forma information primarily reflects adjustments relating to the reversal of transaction costs. Assuming that the Merger and the Disposition had been completed as of January 1, 2020, the transaction costs would have been expensed in the prior period.

	Nine months ended September 30,
	2021	2020
Net loss attributable to common stockholders	$(113,850,769)	$(5,080,609)

Basic and diluted net loss per share attributable to common stockholders	$(2.82)	$(0.29)

Acquisition

On July 16, 2021, Brooklyn and Brooklyn Acquisition Sub, Inc. entered into the “Acquisition Agreement.” The Acquisition closed contemporaneously with the execution and delivery of the Acquisition Agreement. At the closing:

•           Brooklyn acquired all of the outstanding equity interests of Novellus, Inc. as the result of the merger of Brooklyn Acquisition Sub, Inc. with and into Novellus, Inc., following which, Novellus, Inc., as the surviving corporation, became Brooklyn’s wholly owned subsidiary and Novellus Ltd. became Brooklyn’s indirectly owned subsidiary.

•          Brooklyn acquired 25.0% of the total outstanding equity interests of NoveCite.

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

The Company expects the Acquisition will advance its evolution into a platform company with a pipeline of next-generation engineered cellular, gene editing and cytokine programs. In addition, the acquisition of Novellus, Ltd. builds on the License Agreement. (See Note 9.) The completion of the acquisition of Novellus, Ltd. relieved Brooklyn LLC from potential obligations to pay Novellus, Ltd. certain upfront fees, clinical development milestone fees and post-registration royalties under the License Agreement. The agreement with Factor Bioscience Limited (“Factor”) under the License Agreement, which grants Brooklyn LLC exclusive rights to develop certain next-generation mRNA gene editing and cell therapy products, remained unchanged.

Although Brooklyn acquired all of the outstanding equity interests of Novellus, Inc., the Company accounted for the Acquisition as an asset acquisition (as the assets acquired did not constitute a business as defined in Accounting Standards Codification (“ASC”) Topic 805, Business Combinations), and was measured by the amount of cash paid and by the fair value of the shares of common stock issued. As a result, substantially all of the value acquired was attributed to IPR&D, with the exception of the cash paid for the investment in NoveCite, which is being accounted for as an investment in equity securities, as discussed further below.

Brooklyn paid $22,853,608 in cash, net of cash acquired, as part of the consideration for the Acquisition, of which $1,000,000 was paid in cash for the investment in NoveCite.  Brooklyn also issued 7,022,230 shares of the Company’s common stock, of which 3,644,540 shares are unrestricted and 3,377,690 shares are subject to the three-year lockup.  The unrestricted shares were valued at $10.05 per share, which was the closing price of Brooklyn’s common stock on July 16, 2021.  The fair value of the restricted shares was discounted by approximately 35% to $6.53 per restricted share, which was derived from the average discount rate between the Black Scholes and Finnerty valuation models.  The resulting fair value of the asset acquired is as follows:

	Shares Issued	Fair Value Per Share	Fair Value of Consideration
Cash paid			$22,882,181
Cash acquired			(28,573)
Unrestricted shares	3,644,540	$10.05	36,627,627
Restricted shares	3,377,690	6.53	22,056,316
Total fair value of consideration paid			81,537,551
Less amount of cash paid for NoveCite investment			(1,000,000)
Fair value of IPR&D acquired			$80,537,551

IPR&D that is acquired through an asset purchase that has no alternative future uses and no separate economic values from its original intended purpose is expensed in the period the cost is incurred.  Accordingly, the Company expensed the fair value of the IPR&D during the third quarter of 2021 in the amount of $80,537,551.

Investment in NoveCite

As a result of the Acquisition, Brooklyn owns 25% of NoveCite; Citius Pharmacueticals, Inc. (“Citius”) owns the remaining 75%.  A member of the Company’s management holds one of three board seats on NoveCite’s board of directors in an advisory-only capacity. Citius’s officers and directors hold the other two board seats. Citius also retains the ability, in its sole discretion, to increase the size of the board of directors of NoveCite. Pursuant to a subscription agreement, as amended, between NoveCite and Novellus, LLC (the former parent of Novellus, Inc.), which was further amended and assigned to Brooklyn by Novellus, LLC upon the completion of the Acquisition, Citius has complete operational control and financial responsibility for NoveCite. Citius’s officers are also the officers of NoveCite and oversee the business strategy and operations of NoveCite. Therefore, despite Brooklyn’s ownership of greater than 20%, which leads to a presumption that in the absence of predominant evidence to the contrary, an investor has the ability to exercise significant influence over an investee, Brooklyn does not exercise any significant influence over NoveCite or its board of directors. Brooklyn also has no contractual rights in the profits or obligations to share in the losses of NoveCite. Accordingly, the Company is accounting for its interest in NoveCite under ASC Topic 321, Investments – Equity Securities. Because NoveCite’s stock is not publicly traded and, therefore, does not have a readily determinable fair value, the Company has elected to account for its investment at cost, which was $1,000,000.  The Company will make adjustments to this amount when there are observable transactions for the identical or similar equity securities of the same issuer that would provide an indicator of fair value.  In addition, if qualitative factors indicate a potential impairment, fair value must be estimated and the investment written down to that fair value if it is lower than the carrying value.

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

The following tables summarize the liabilities that are measured at fair value as of September 30, 2021 and December 31, 2020:

	As of September 30, 2021
Description	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration	-	-	$19,360,000
Total	$-	$-	$19,360,000

	As of December 31, 2020
Description	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration	-	-	$20,110,000
Total	$-	$-	$20,110,000

The contingent consideration is related to an asset purchase agreement entered into between Brooklyn LLC and IRX Therapeutics (“IRX”) for the acquisition of substantially all of the net assets of IRX, according to which, Brooklyn LLC is obligated to pay royalties to certain noteholders and shareholders of IRX based on future revenues from any future IRX-2 product sales.

Contingent consideration was initially valued at the transaction price and is subsequently valued at the end of each reporting period using third-party valuation services or other market observable data. The third-party valuation services use industry standard valuation models, including discounted cash flow analysis, to determine the value. After completing its validation procedures as of September 30, 2021, the Company increased the carrying amount of the contingent consideration for the three months ended September 30, 2021. During the three and nine months ended September 30, 2021, the Company adjusted the carrying amount of its contingent consideration liabilities as follows:

	Three months ended September 30, 2021	Nine months ended September 30, 2021
Balance as of beginning of period	$19,290,000	$20,110,000
Fair value adjustments included in operating expenses	70,000	(750,000)
Balance as of end of period	$19,360,000	$19,360,000

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

The investment in NoveCite does not have readily determinable value.  Therefore, the Company uses the measurement alternative under ASC Topic 321, which is to record the investment at cost minus impairment, if any, plus or minus changes resulting from observable transactions for the identical or similar equity securities of the same issuer that would provide an indicator of fair value.

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

The Company adopted ASC Topic 842, Leases, on December 31, 2020 using the modified transition method without retrospective application to comparative periods. The Company elected the package of three practical expedients allowed for under the transition guidance. Accordingly, the Company did not reassess: (1) whether any expired or existing contracts are/or contain leases; (2) the lease classification for any expired or existing leases; or (3) initial direct costs for any existing leases. The Company has also elected not to recognize right-of-use assets (“ROU assets”) and lease liabilities for short-term leases that have a term of 12 months or less.

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

The Company recognizes operating lease expense and lease payments from the sublease on a straight-line basis in its statements of operations over the lease terms. During the three and nine months ended September 30, 2021, the net operating lease expenses were as follows:

	Three months ended September 30, 2021	Nine months ended September 30, 2021
Operating lease expense	$187,498	$501,097
Sublease income	(21,045)	(62,116)
Variable lease expense	5,625	15,977
Total lease expense	$172,078	$454,958

The tables below show the beginning balances of the operating ROU assets and lease liabilities as of January 1, 2021 and the ending balances as of September 30, 2021, including the changes during the period.

Operating Lease ROU Assets

Operating lease ROU assets at January 1, 2021	$2,092,878
Amortization of operating lease ROU assets	(242,849)
Addition of operating lease ROU assets	815,799
Operating lease ROU assets at September 30, 2021	$2,665,828

Operating Lease Liabilities
Operating lease liabilities at January 1, 2021	$2,178,612
Principal payments on operating lease liabilities	(225,618)
Addition of operating lease liabilities	865,798
Operating lease liabilities at September 30, 2021	2,818,792
Less non-current portion	2,410,667
Current portion at September 30, 2021	$408,125

As of September 30, 2021, the Company’s operating leases had a weighted-average remaining life of 5.1 years with a weighted-average discount rate of 12.76%.  The maturities of the operating lease liabilities are as follows:

As of September 30, 2021
2021	$183,877
2022	750,335
2023	767,154
2024	784,504
2025	802,358
Thereafter	512,534
Total payments	3,800,762
Less imputed interest	(981,970)
Total operating lease liabilities	$2,818,792

Sublease Agreement

On April 18, 2019, the Company entered into a sublease agreement with Nezu Asia Capital Management, LLC (the “Tenant”), whereby the Tenant agreed to sublease approximately 999 square feet of space currently rented by the Company in the borough of Manhattan in New York, New York for an initial term of eight years, commencing on May 15, 2019.  The term of the sublease expires on October 31, 2026 with no option to extend the sublease term.  Rent payments provided by the Tenant under the sublease agreement began on September 1, 2019. The sublease agreement stipulates an annual rent increase of 2.25%. The Tenant is also responsible for paying to the Company all tenant energy costs, annual operating costs, and annual tax costs attributable to the subleased space during the term of the sublease.

As of September 30, 2021
2021	$20,458
2022	82,419
2023	84,194
2024	86,010
2025	87,867
Thereafter	74,590
$435,538

The Company received sublease payments in the amount of $62,116 during the nine months ended September 30, 2020. In accordance with ASC Topic 842, the Company treats the sublease as a separate lease, as the Company was not relieved of the primary obligation under the original lease. The Company continues to account for the Manhattan lease as a lessee and in the same manner as prior to the commencement date of the sublease. The Company accounts for the sublease as a lessor of the lease. The sublease is classified as an operating lease, as it does not meet the criteria of a sale-type or direct financing lease.

6)	GOODWILL AND IN-PROCESS RESEARCH & DEVELOPMENT

The Company recorded goodwill and IPR&D in the amount of $2,043,747 and $6,860,000, respectively, in connection with the 2018 acquisition of IRX. IPR&D assets are considered to be indefinite lived until the completion or abandonment of the associated research and development projects.

In connection with the Acquisition (see Note 3), the Company expensed the fair value of the IPR&D it acquired in the amount of $80,537,551, as the Company determined there were no future alternative uses or separate economic values from its original intended purpose. (See Note 3.)

7)	ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 30, 2021	December 31, 2020
Accrued compensation	$589,652	$293,534
Accrued research and development expenses	718,764	207,468
Accrued general and administrative expenses	625,487	399,893
Accrued interest	194,590	150,125
Total accrued expenses	$2,128,493	$1,051,020

8)	DEBT

Loans Payable

In connection with the acquisition of IRX in 2018, Brooklyn LLC assumed certain notes payable (the “IRX Notes”) in the amount of $410,000. On January 27, 2020, the IRX Notes were amended to extend the maturity date to the earlier of (i) a change of control, as defined, or (ii) December 31, 2021.  As of September 30, 2021, accrued and unpaid interest on the IRX Notes was $194,590.

Payment Protection Program Loan

Brooklyn LLC PPP Loan.

On May 4, 2020, Brooklyn LLC issued a note in the principal amount of $309,905 to Silicon Valley Bank evidencing a loan (the “Brooklyn LLC PPP Loan”) Brooklyn LLC received under the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act administered by the U.S. Small Business Administration (the “CARES Act”). Brooklyn LLC PPP Loan bears interest at a rate of 1.0% per annum.

Under the terms of the Cares Act, certain amounts of the Brooklyn LLC PPP Loan could be forgiven if they were used for qualifying expenses, as described in the CARES Act. In June 2021, Brooklyn LLC submitted its loan forgiveness application for the Brooklyn LLC PPP Loan, and in September 2021, the lender informed Brooklyn LLC that the U.S Small Business Administration approved the forgiveness of 100% of the outstanding principal and interest. As of September 30, 2021, there was no outstanding principal balance of the Brooklyn LLC PPP Loan.

Brooklyn PPP Loan.

On April 18, 2020, Brooklyn (then known as NTN Buzztime, Inc.) was granted a loan (the “Brooklyn PPP Loan”) in the aggregate amount of $1,625,000, pursuant to the PPP under the CARES Act. Under the terms of the PPP, certain amounts of the Brooklyn PPP Loan could be forgiven if they were used for qualifying expenses as described in the CARES Act. In October 2020 the U.S. Small Business Administration approved the forgiveness of $1,093,000 of the $1,625,000 principal amount of the Brooklyn PPP Loan, leaving a principal balance of approximately $532,000, all of which, plus accrued and unpaid interest, was due and, in accordance with the terms of the Merger Agreement, paid by Brooklyn upon the closing of the Merger.

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

Merger-Related Shareholder Litigation

Brooklyn (then known as NTN Buzztime, Inc.) and its former directors were named as defendants in ten substantially similar actions arising out of the Merger that were brought by purported pre-Merger stockholders of Brooklyn: Henson v. NTN Buzztime, Inc., et al., No. 1:20-cv-08663-LGS (S.D.N.Y.); Monsour v. NTN Buzztime, Inc., et al., No. 1:20-cv-08755-LGS (S.D.N.Y.); Amanfo v. NTN Buzztime, Inc., et al., No. 1:20-cv-08747-LGS (S.D.N.Y.); Carlson v. NTN Buzztime, Inc., et al., No. 1:21-cv-00047-LGS (S.D.N.Y.); Finger v. NTN Buzztime, Inc., et al., No. 1:21-cv-00728-LGS (S.D.N.Y.); Falikman v. NTN Buzztime, Inc., et al., No. 1:20-cv-05106-EK-SJB (E.D.N.Y.); Haas v. NTN Buzztime, Inc., et al., No. 3:20-cv-02123-BAS-JLB (S.D. Cal.); Gallo v. NTN Buzztime, Inc., et al., No. 3:21-cv-00157-WQH-AGS (S.D. Cal.); Chinta v. NTN Buzztime, Inc., et al., No. 1:20-cv-01401-CFC (D. Del.); and Nicosia v. NTN Buzztime, Inc., et al., No. 1:21-cv-00125-CFC (D. Del.) (collectively, the “Stockholder Actions”).  Only two of the Stockholder Actions (the Chinta and Nicosia cases) also named Brooklyn.  These actions asserted claims alleging violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 14a-9 promulgated thereunder and both the Chinta and Nicosia cases alleged that Brooklyn LLC is a controlling person of Brooklyn.  The complaints generally alleged that the defendants failed to disclose allegedly material information in a Form S-4 Registration Statement filed on October 2, 2020, including:  (1) certain details regarding any projections or forecasts of Brooklyn or Brooklyn LLC may have made, and the analyses performed by Brooklyn’s financial advisor, Newbridge Securities Corporation; (2) conflicts concerning the sales process; and (3) disclosures regarding whether or not Brooklyn entered into any confidentiality agreements with standstill and/or “don’t ask, don’t waive” provisions.  The complaints generally alleged that these purported failures to disclose rendered the Form S-4 false and misleading.  The complaints requested: preliminary and permanent injunction of the Merger; rescission of the Merger if executed and/or rescissory damages in unspecified amounts; direction to the individual directors to disseminate a compliant Form S-4; an accounting by Brooklyn for all alleged damages suffered; a declaration that certain federal securities laws had been violated; and reimbursement of costs, including attorneys’ and expert fees and expenses.  On or about February 26, 2021, in order to moot certain of the disclosure claims asserted in the Stockholder Actions, to avoid nuisance, potential expense, and delay, and to provide additional information to Brooklyn’s stockholders, Brooklyn determined to voluntarily supplement the Form S-4 with certain additional disclosures.  In exchange for those disclosures, the plaintiffs in each of the Stockholder Actions agreed to voluntarily dismiss their claims.  All ten actions have now been dismissed.  Following the dismissal the parties amicably resolved plaintiffs’ counsel’s request for an award of attorneys’ fees and expenses based on the purported benefit contended to be conferred on Brooklyn’s stockholders as a result of the supplemental disclosures.

Dhesh Govender v. Brooklyn Immunotherapeutics, LLC, et al., Index No. 650847/2021 (N.Y. Sup. Ct. N.Y. Cty. 2021)

On or about February 5, 2021, Dhesh Govender, a former short-term consultant of Brooklyn LLC, filed a complaint against Brooklyn LLC and certain individuals that plaintiff alleges were directors of Brooklyn LLC.  The complaint is captioned, Dhesh Govender v. Brooklyn Immunotherapeutics, LLC, et al., Index No. 650847/2021 (N.Y. Sup. Ct. N.Y. Cty. 2021).  Plaintiff purports to state claims against Brooklyn LLC and the individual defendants under the New York State Executive Law and the New York State Administrative Code, as well as other statutory and common law claims for alleged unlawful and discriminatory conduct based on race, national origin and hostile work environment.  Plaintiff also asserts various breach of contract, fraud and quantum meruit claims based on an alleged oral agreement pursuant to which he alleges Brooklyn LLC agreed to hire him as an executive once the Merger was completed. In particular, plaintiff alleges that, in exchange for transferring an opportunity to obtain an agreement to acquire a license from Novellus for its mRNA-based gene editing and cell reprogramming technology to Brooklyn LLC, he was promised a $500,000 salary and 7% of the equity of Brooklyn LLC.  Based on these and other allegations, plaintiff seeks damages of not less than $10 million, a permanent injunction enjoining Brooklyn LLC from exercising the option to acquire such license from Novellus or completing the proposed Merger. On or about February 19, 2021, an amended complaint was filed asserting the same causes of action but withdrawing the request for injunctive relief.  On or about April 26, 2021, the parties entered into a stipulation whereby the defendants agreed to accept service of the amended complaint without waiver of any defenses, including jurisdictional defenses, except for improper service, and the plaintiff agreed to extend defendants’ time to respond to the complaint to June 6, 2021. On June 6, 2021, we filed a motion to compel arbitration or, in the alternative, for partial dismissal of the complaint for failure to state viable fraud, quantum meruit and employment discrimination claims.  After obtaining extensions of time to respond, plaintiff opposed the defendants’ motion on August 9, 2021. The defendants filed their reply on September 3, 2021.  Thereafter, the plaintiff filed an order to show cause to seal certain financial information he had provided in opposition to the defendants’ motion to compel arbitration, which the defendants did not oppose.  The Court heard oral argument on the motion to compel arbitration and/or dismiss and the motion to seal on October 13, 2021, and the parties are presently awaiting the Court’s decision. At this stage in the litigation, the Company is not able to predict the probability of a favorable or unfavorable outcome.

Carlson v. Allen Wolff, Michael Gottlieb, Richard Simtob, Susan Miller, and NTN Buzztime, Inc., C.A. No. 2021-0193-KSJM (Del. Ch. Ct.)

On or about March 12, 2021, Douglas Carlson, a purported stockholder of Brooklyn (then known as NTN Buzztime, Inc.), filed a verified class action complaint against Brooklyn and its then current members of the board of directors, for allegedly breaching their fiduciary duties and violating Section 211(c) of the Delaware General Corporation Law.  In particular, plaintiff seeks to compel the defendants to hold an annual stockholder meeting.  Plaintiff also moved for summary judgment at the same time that he filed his complaint.  In order to moot the claim addressed in the complaint, Brooklyn agreed to hold its annual meeting on June 29, 2021, which date was subsequently rescheduled to August 20, 2021.  On or about May 6, 2021, the parties entered into a stipulation, which was “so ordered” by the court, extending defendants’ time to respond to the complaint and to file their answering brief in opposition to plaintiff’s motion for summary judgment on or before July 16, 2021 and providing that plaintiff’s reply brief in support of his motion for summary judgment is due on or before August 20, 2021. On or about July 12, 2021, the parties entered in a further amended scheduling order, which provided that defendants were to respond to the complaint and file their answering brief in opposition to plaintiff’s motion for summary judgment on or before September 16, 2021 and plaintiff was to file a reply brief in support of his motion for summary judgment on or before October 20, 2021.  On August 20, 2021, Brooklyn convened its 2021 annual meeting of stockholders. Due to the lack of a required quorum, the meeting was adjourned to September 3, 2021. Thereafter, Brooklyn obtained a quorum, and the annual meeting was held on September 3, 2021. On September 10, 2021, Brooklyn filed a report on Form 8-K with the SEC announcing the results of the annual meeting. On September 16, 2021, the parties filed a stipulation seeking voluntary dismissal of the complaint as moot. The Court entered the dismissal on September 16, 2021 with prejudice as to the named plaintiff and without prejudice as to other members of the purported class and retained jurisdiction for the purpose of determining any fee application to the extent it cannot be resolved amicably by the parties. The parties have reached an agreement in principle with respect to plaintiff’s counsel’s request for an award of fees and expenses that is subject to the parties agreeing to the terms of a written agreement that is presently being negotiated.

Robert Garfield Matter

On April 29, 2021, Robert Garfield, a purported stockholder of Brooklyn, sent to Brooklyn a demand letter that had purportedly been sent to Brooklyn (then known as NTN Buzztime, Inc.) on or about March 16, 2021. The demand letter asserts that Brooklyn (then known as NTN Buzztime, Inc.) made material misstatements in a prospectus issued in seeking a stockholder vote on March 15, 2021 with respect to an amendment to Brooklyn’s certificate of incorporation to increase the number of authorized shares from 15 million to 100 million. The demand letter seeks to have Brooklyn deem the amendment to the certificate of incorporation ineffective or seek valid stockholder approval of such amendment  and for Brooklyn to implement internal controls.

Brooklyn decided to seek stockholder ratification of the March 15, 2021 stockholder vote concerning an amendment to Brooklyn’s certificate of incorporation to increase the number of authorized shares from 15 million to 100 million pursuant to Sections 204 and 205 of the Delaware General Corporation Law. Stockholder ratification was obtained at the annual meeting of stockholders that took place on September 3, 2021. As a result of the ratification, Garfield has advised that the claims set forth in his demand letter are moot. The parties are presently attempting to resolve Garfield’s counsel’s request for an award of attorney’s fees and expenses for the purported benefit that Garfield contends was received by stockholders as a result of the stockholder ratification.  If agreement cannot be reached, Garfield’s counsel has reserved the right to seek a fee from the Court and defendants have reserved their right to challenge any fee application.

Edmund Truell Matter

On May 14, 2021, Edmund Truell, a stockholder of Brooklyn, alleged that he sustained a loss because he was unable to sell shares of common stock timely due to a delay caused by Brooklyn’s issuance of stock certificates in lieu of electronic book entry.

Emerald Private Equity Fund, LLC Matter

By letter dated July 7, 2021, Emerald Private Equity Fund, LLC, a stockholder of Brooklyn, made a demand pursuant to 8 Del. C. 220 to inspect certain books and records of Brooklyn.  The stated purpose of the demand is to investigate possible wrongdoing by persons responsible for the implementation of the Merger and the issuance of paper stock certificates.  The stockholder states that it is making its demand for the purpose of investigating whether: (i) Brooklyn’s stock certificates were issued in accordance with the Merger Agreement; (ii) certain restrictions on the sale of Brooklyn common stock were proper and applied without favor; (iii) anyone received priority in post-Merger issuances of Brooklyn’s stock certificates that allowed them to benefit from an increase in the trading price of Brooklyn’s common stock; and (iv) it should pursue remedial measures and/or report alleged misconduct to the SEC. Brooklyn has responded to the demand letter and has produced certain information to Emerald in connection with the demand, which is subject to the terms of a confidentiality agreement between the parties. Emerald has requested that Brooklyn produce additional information, which request Brooklyn is presently considering.

John Westman v. Novellus, Inc., Christopher Rohde, and Matthew Angel, Civil Action No. 2181CV01949 (Middlesex County (Massachusetts) Superior Court)

On or about September 7, 2021, John Westman, a former employee of Novellus, Inc., filed a Complaint in Middlesex County (Massachusetts) Superior Court against Novellus, Inc. and the company’s founders and former executives, Christopher Rohde and Matthew Angel.  Brooklyn acquired Novellus, Inc. on July 16, 2021.  Westman’s claims relate to alleged conduct that took place before Brooklyn acquired Novellus, Inc.  Pursuant to the July 16, 2021 Agreement and Plan of Acquisition, as well as a separate agreement among Brooklyn, Novellus, Inc., Mr. Rohde, and Mr. Angel, Mr. Rohde and Mr. Angel have agreed, subject to certain limitations to assume the defense of, and pay the fees associated with defending against, these claims.  On October 19, 2021, the court granted the parties’ joint request to stay the case pending arbitration.  The parties requested to initiate arbitration through JAMS in Boston, Massachusetts, and defendants agreed to be responsible for fees of JAMS and the arbitrator. Defendants and Brooklyn deny any wrongdoing.

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

Novellus, Ltd. and Factor

In December 2020, Brooklyn LLC entered into option agreements (the “Option Agreements”) with Novellus, Ltd. and Factor (together, the “Licensors”) to obtain the right to exclusively license the Licensors’ intellectual property and mRNA cell reprogramming and gene editing technology for use in the development of certain cell-based therapies to be evaluated and developed for treating human diseases, including certain types of cancer, sickle cell disease, and beta thalassemia (the “Licensed Technology”). The option was exercisable before February 28, 2021 (or April 30, 2021 if the Merger had not closed by that date) and required Brooklyn LLC to pay a non-refundable option fee of $500,000 and then an initial license fee of $4.0 million (including the non-refundable fee of $500,000) in order to exercise the option.

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

The completion of the acquisition of Novellus, Ltd. relieved Brooklyn LLC from potential obligations to pay Novellus, Ltd. certain upfront fees, clinical development milestone fees and post-registration royalties under the License Agreement. The agreement with Factor under the License Agreement, which grants Brooklyn LLC exclusive rights to develop certain next-generation mRNA gene editing and cell therapy products, remained unchanged. Accordingly, Brooklyn LLC is obligated to pay to Factor a fee of $3,500,000 in October 2022, which will be in addition to a fee of $2,500,000 paid to Factor in October 2021.

Brooklyn LLC is also required to use commercially reasonably efforts to achieve certain delineated milestones, including specified clinical development and regulatory milestones and specified commercialization milestones. In general, upon its achievement of these milestones, Brooklyn LLC will be obligated to pay, in the case of development and regulatory milestones, milestone payments to the Licensors in specified amounts and, in the case of commercialization milestones, specified royalties with respect to product sales, sublicense fees or sales of pediatric review vouchers. In the event Brooklyn LLC fails to timely achieve certain delineated milestones, the Licensors will have the right to terminate Brooklyn LLC’s rights under provisions of the License Agreement relating to those milestones.

Novellus, Ltd. also has a license agreement with Factor, which was entered into in February 2015, amended in June 2018 and March 2020, and then amended and restated in November 2020.  This license agreement provides for Novellus, Ltd. to use over 45 granted patents owned by Factor throughout the world covering synthetic mRNA, RNA-based gene editing, and RNA-based cell reprogramming, in addition to specific patents covering methods for treating specific diseases. There are also more than 50 pending patent applications throughout the world focused on these and other aspects of the technology. The patent coverage includes granted patents and pending patent applications in the United States, Europe, and Japan, along with other major life sciences markets.

Novellus, Ltd. is required to use commercially reasonably efforts to achieve certain delineated milestones, including specified clinical development and regulatory milestones and specified commercialization milestones. In general, upon its achievement of these milestones, Novellus, Ltd. will be obligated, in the case of development and regulatory milestones, to make milestone payments of up to $51 million in aggregate to Factor and, in the case of commercialization milestones, specified royalties with respect to product sales, sublicense fees or sales of pediatric review vouchers. In the event Novellus, Ltd. fails to timely achieve certain delineated milestones, Factor may have the right to terminate Novellus, Ltd.’s rights under provisions of the License Agreement relating to those milestones.

NoveCite

In October 2020, Novellus, Ltd. (as sublicensor) and NoveCite (as sublicensee) entered into an exclusive license agreement (the “Sublicense”) to license novel cellular therapy for acute respiratory distress syndrome, which NoveCite is licensing from Factor. Under the sublicense agreement, NoveCite is required to use commercially reasonably efforts to achieve certain delineated milestones, including specified clinical development and regulatory milestones and specified commercialization milestones. In general, upon its achievement of these milestones, NoveCite will be obligated, in the case of development and regulatory milestones, to make milestone payments to the Novellus, Ltd. in specified amounts and, in the case of commercialization milestones, specified royalties with respect to product sales, sublicense fees or sales of pediatric review vouchers.

Under the terms of the Sublicense, in the event that Novellus, Ltd. receives any revenue involving the original cell line included in the licensed technology, then Novellus, Ltd. shall remit to NoveCite 50% of such revenue.

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

Equity Incentive Plans

Brooklyn’s stock-based compensation plans consist of the Restated 2020 Equity Incentive Plan (the “Restated 2020 Plan”) and the 2021 Inducement Equity Incentive Plan (the “2021 Inducement Plan”).  Brooklyn’s board of directors has designated its compensation committee as the administrator of the foregoing plans (the “Plan Administrator”). Among other things, the Plan Administrator selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures, if any, and other provisions of the award.

At Brooklyn’s special meeting of stockholders held on March 15, 2021, the stockholders approved the 2020 Equity Incentive Plan (the “2020 Plan”), which provided for the issuance of up to 3,368,804 shares of common stock. At Brooklyn’s annual meeting of stockholders held on September 3, 2021, the stockholders approved the Restated 2020 Plan, which provides for (1) an increase in the number of shares of common stock that can be issued under the plan by 5,116,132 to 8,484,936 shares of common stock in total and (2) an annual increase in the number of shares reserved for issuance on January 1 of each year from 2022 through 2031 equal to the lesser of (i) 5% of the number of shares of common stock outstanding on the immediately preceding December 31 and (ii) such smaller number of shares of common stock as may be determine by the board of directors.  No other provision of the 2020 Plan were amended.

Awards under the Restated 2020 Plan may be granted to officers, directors, employees and consultants of the Company.  Stock options granted under the Restated 2020 Plan may either be incentive stock options or nonqualified stock options, may have a term of up to ten years, and are exercisable at a price per share not less than the fair market value on the date of grant.  As of September 30, 2021, there were no stock options outstanding under the Restated 2020 Plan.

In June 2019 Brooklyn adopted the 2019 Performance Incentive Plan (the “2019 Plan”), Upon the approval of the 2020 Plan, no future grants could be made under the 2019 Plan. As of September 30, 2021, all outstanding options under the 2019 Plan either had been exercised or had expired in accordance with the terms of the applicable award or the 2019 Plan.

In May 2021, Brooklyn’s board of directors adopted the 2021 Inducement Plan, which provides for the grant of up to 1,500,000 share-based awards as material inducement awards to new employees in accordance with the employment inducement grant rules set forth in Section 711(a) of the NYSE American LLC Company Guide.  The 2021 Inducement Plan expires in May 2031.  As of September 30, 2021, there were 372,880 nonqualified stock options and 221,640 restricted stock units (“RSUs”) outstanding under the 2021 Inducement Plan.

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

The risk-free rate is based on the observed interest rates appropriate for the expected life. The expected life (estimated period of time outstanding) of the stock options granted is estimated using the “simplified” method as permitted by the SEC’s Staff Accounting Bulletin No. 110, Share-Based Payment. Expected volatility is based on the Company’s historical volatility over the expected life of the stock option granted, and the Company assumes no dividends.

There were no stock options granted during the three and nine months ended September 30, 2020. Brooklyn granted 232,300 nonqualified stock options during the three months ended September 30, 2021. During the nine months ended September 30, 2021, Brooklyn granted 3,598,048 nonqualified stock options, including two stock option grants made to Howard J. Federoff, M.D., Ph.D. upon his appointment as Brooklyn’s chief executive officer and president.

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

Dr. Federoff was also granted a performance-based nonqualified stock option covering 597,253 shares of common stock (the “Milestone Option”). The Milestone Option was granted at a per share exercise price equal to the closing price of common stock on the NYSE American stock exchange on the date of grant, and its fair value is $4,288,738. The Milestone Option will fully vest upon the first concurrence by the U.S. Food and Drug Administration that a proposed investigation may proceed following review of a Company filed investigational new drug application in connection with that the License Agreement. This milestone is subject to Dr. Federoff’s continuous service with the Company through such vesting date.

Both the Time-Based Option and the Milestone Option were granted outside of Brooklyn’s equity incentive plans discussed above.  The unvested portion of the Time-Based Option and the Milestone Option will be cancelled upon the termination of Dr. Federoff’s employment with the Company for any reason, subject to certain vesting acceleration provisions upon a qualifying termination, as described in his employment agreement with Brooklyn. Unless earlier terminated in accordance with their terms, each of the Time-Based Option and the Milestone Option will otherwise expire on the tenth anniversary of their respective grant date and be subject to the terms and conditions of the respective option agreement approved by Brooklyn. Each of the Time-Based Option and the Milestone Option was intended to constitute an “employment inducement grant” in accordance with the employment inducement grant rules set forth in Section 711(a) of the NYSE American LLC Company Guide and was offered as an inducement material to Dr. Federoff in connection with his hiring.

The following weighted-average assumptions were used for grants issued during the three and nine months ended September 30, 2021:

	Three months ended September 30, 2021	Nine months ended September 30, 2021
Weighted average risk-free rate	0.97%	1.06%
Weighted average volatility	143.29%	134.88%
Dividend yield	0%	0%
Expected term	6.08 years	6.08 years

There were no options exercised during the three months ended September 30, 2021. During the nine months ended September 30, 2021, there were 1,300 options exercised for total cash proceeds of $10,202.  The options exercised had a total intrinsic value of $47,010.  There were no options exercised during the nine months ended September 30, 2020.

RSUs

Outstanding RSUs are settled in an equal number of shares of common stock on the vesting date of the award. An RSU award is settled only to the extent vested. Vesting generally requires the continued employment or service by the award recipient through the respective vesting date. Because RSUs are settled in an equal number of shares of common stock without any offsetting payment by the recipient, the measurement of cost is based on the quoted market price of the stock at the measurement date, which is the grant date. During the three and nine months ended September 30, 2021, Brooklyn granted 116,350 and 221,640 RSUs, respectively, with a weighted average grant date fair value of $10.07 and $14.60, respectively. No RSUs were granted during the three and nine months ended September 30, 2020.  No RSUs vested during the three and nine months ended September 30, 2021 and 2020.

The Company recognizes the intrinsic value of RSUs granted as expense on a straight-line basis over the requisite service period.

Restricted Stock

Pursuant to the Merger, Brooklyn LLC’s 3,427 outstanding restricted common units were exchanged for 629,643 shares of Brooklyn’s restricted common stock. There were no changes to any conditions and requirements of the restricted common stock. The shares vest quarterly beginning on March 31, 2021 and continuing through December 31, 2022. Due to the modification of the restricted common units, the fair value of the restricted common stock immediately after the Merger was compared to the fair value of the restricted common units immediately prior to the Merger, and the change in fair value of $249,905 was recognized in the statement of operations for the nine months ended September 30, 2021. The Company recognizes the fair value of restricted common stock as an expense on a straight-line basis over the requisite service period.

Stock-based compensation expense for the three months ended September 30, 2021 and 2020 was $1,728,304 and $22,734, respectively.  Stock based compensation for the nine months ended September 30, 2021 and 2020 was $3,301,697 (including the $249,905 of modification expense discussed above) and $68,202, respectively.  Forfeitures are recognized as incurred.  Stock-based compensation is recorded in general and administrative expense and research and development expense in the statement of operations.

11)	STOCKHOLDERS’ AND MEMBERS’ EQUITY (DEFICIT)

Equity Line Offerings

On April 26, 2021, Brooklyn and Lincoln Park executed the First Purchase Agreement and a related registration rights agreement. Pursuant to the First Purchase Agreement, Brooklyn had the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park would be obligated to purchase, up to $20,000,000 of shares of Brooklyn’s common stock. Sales of common stock by Brooklyn, if any, were subject to certain limitations, and could occur from time to time, at Brooklyn’s sole discretion. For entering into the First Purchase Agreement, Brooklyn issued to Lincoln Park 56,041 shares of common shares as consideration for Lincoln Park’s commitment to purchase up to $20,000,000 in shares of common stock. During the three months ending September 30, 2021, Brooklyn issued and sold to Lincoln Park a total of 1,127,736 shares of common stock for gross proceeds of $20,000,000, and no further shares may be sold to Lincoln Park under the First Purchase Agreement.

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

As of September 30, 2021, Brooklyn had issued and sold 3,551,990 shares of common stock under the First Purchase Agreement and the Second Purchase Agreement for total net proceeds of $52,025,414. As of September 30, 2021, there were 445,627 shares remaining to be sold under the Second Purchase Agreement.

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

Immediately following the reverse stock split there were 1,514,373 shares of common stock outstanding prior to the Merger. No fractional shares were issued in connection with the reverse stock split.

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

Acquisition

Under the terms of the Acquisition (see Notes 1 and 3), on July 16, 2021, Brooklyn issued 7,022,230 shares of common stock, of which 3,644,540 shares are unrestricted and 3,377,690 shares are subject to a three-year lockup agreement, provided that up to 75% of the shares of common stock subject to the lock-up agreement may be released from the lock-up restrictions earlier if the price of common stock on the principal market for the common stock exceeds specified thresholds.

12)	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2021, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. ASU 2021-04 addresses the accounting for certain modifications or exchanges of freestanding equity-classified written call options. ASU 2021-04 is effective for fiscal years beginning after December 15, 2021 (January 1, 2022 for the Company) and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of this update to have a significant impact on its financial statements.

In July 2021, the FASB issued ASU 2021-05, Leases (Topic 842) – Lessors - Certain Leases with Variable Lease Payments, which amends the lessor classification guidance to introduce additional criteria when classifying leases with variable lease payments that do not depend on a reference index or a rate. This guidance is effective for annual periods beginning after December 15, 2021 (January 1, 2022 for the Company), with early adoption permitted. The Company does not expect the adoption of this update to have a significant impact on its financial statements.

13)	SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of this filing and concluded there are no material subsequent events to be disclosed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Background

On March 25, 2021, BIT Merger Sub, Inc., a wholly owned subsidiary of Brooklyn (then known as NTN Buzztime, Inc.) merged with and into Brooklyn LLC, with Brooklyn LLC surviving as a wholly owned subsidiary of Brooklyn. This transaction, which we refer to as the Merger, was completed in accordance with the terms of an agreement and plan of merger and reorganization dated August 12, 2020 among Brooklyn (then known as NTN Buzztime, Inc.), BIT Merger Sub, Inc. and Brooklyn LLC. In accordance with such agreement and plan of merger, on March 25, 2021 Brooklyn amended its restated certificate of incorporation in order to effect:

•	prior to the Merger, a reverse stock split of its common stock, par value $0.005 per share, at a ratio of one-for-two; and

•	following the Merger, a change in its corporate name from “NTN Buzztime, Inc.” to “Brooklyn ImmunoTherapeutics, Inc.”

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

The Merger has been accounted for as a reverse acquisition in accordance with United States generally accepted accounting principles, or GAAP. Under this method of accounting, Brooklyn LLC was deemed the “acquiring” company and Brooklyn (then known as NTN Buzztime, Inc.) was treated as the “acquired” company for financial reporting purposes. Operations prior to the Merger are those of Brooklyn LLC, and the historical financial statements of Brooklyn LLC became the historical financial statements of Brooklyn with respect to periods prior to the completion of the Merger. The weighted average shares used in determining loss per common share were retrospectively adjusted to reflect the conversion of the outstanding Class A, Class B, Class C and common units of Brooklyn LLC into shares of Brooklyn’s common stock upon the Merger, and all share and per share amounts of common stock have been retrospectively restated to reflect the reverse split described above.

On July 16, 2021, Brooklyn Acquisition Sub, Inc., a wholly owned subsidiary of Brooklyn, merged with and into Novellus, Inc., which is the sole equity holder of Novellus Therapeutics Limited or Novellus, Ltd., which merger we refer to as the Acquisition. As part of the Acquisition, Brooklyn also acquired 25.0% of the total outstanding equity interests of NoveCite, Inc., or NoveCite, a corporation focused on developing an allogeneic mesenchymal stem cell, or MSC, product for patients with acute respiratory distress syndrome, including from COVID-19. The Acquisition was accounted for as an asset acquisition, and substantially all the value was attributed to in-process research and development, or IPR&D, with the exception of the value allocated to the investment in NoveCite, which was accounted for as an investment in equity securities.

Overview

We are a clinical-stage biopharmaceutical company focused on exploring the role that cytokine-based therapy can have on the immune system in treating patients with cancer, both as a single agent and in combination with other anti-cancer therapies. We are seeking to develop IRX‑2, a novel cytokine-based therapy, to treat patients with cancer. IRX‑2 active constituents, namely Interleukin-2, or IL‑2, and other key cytokines, are postulated to signal, enhance and restore immune function suppressed by the tumor, thus enabling the immune system to attack cancer cells, unlike existing cancer therapies, which rely on targeting the cancer directly. We also are exploring opportunities to advance oncology, blood disorder, and monogenic disease therapies using gene-editing cell‑therapy technology through a license with Factor Bioscience Limited, or Factor, and through the Acquisition.

IRX-2

IRX‑2 is a mixed, human-derived cytokine product with multiple active constituents including Interleukin-2, or IL‑2, and other key cytokines. Together, these cytokines are believed to signal, enhance and restore immune function suppressed by the tumor, thus enabling the immune system to attack cancer cells, unlike existing cancer therapies, which rely on targeting the cancer directly. IRX-2 is prepared from the supernatant of pooled allogeneic peripheral blood mononuclear cells, known as PBMNCs, that have been stimulated using a proprietary process employing a specific population of cells and a specific mitogen.

While IRX‑2 is a cytokine mixture, one of its active components is IL‑2, a cytokine-signaling molecule in the immune system. IL‑2 is a protein that regulates the activities of white blood cells (leukocytes and often lymphocytes) that are responsible for immunity. IL‑2 is part of the body’s natural response to microbial infection, and in discriminating between foreign, or non-self and “self,” IL‑2 mediates its effects by binding to IL‑2 receptors, which are expressed by lymphocytes. The major sources of IL‑2 are activated CD4+ T cells and activated CD8+ T cells.

Unlike existing recombinant IL‑2 therapies, IRX‑2 is derived from human blood cells. This may promote better tolerance, broader targeting and a natural molecular conformation leading to greater activity, and may permit low physiologic dosing, rather than the high doses needed in other existing IL‑2 therapies.

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

•
Regulatory strategy. We believe that our assets may present opportunities for potential breakthroughs in the treatment of cancer and other indications. We will endeavor to seek breakthrough therapy designation with regulatory agencies for IRX-2 for one or more indications. We cannot, however, assure that we will receive breakthrough therapy designation for any future indications or that any breakthrough therapy designation we do receive will necessarily lead to a faster approval time.

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

HNSCC

The HNSCC development program is being conducted under U.S. Food and Drug Administration, or FDA Investigational New Drug #11,137 filed on June 30, 2003 and is ongoing. The HNSCC program has received fast track designation, approved November 7, 2003, and orphan drug designation, conferred on July 7, 2005, from the FDA. We have not submitted a request for orphan drug designation in the European Union, although we may seek such designation in the future.

Clinical studies in humans with HNSCC involving IRX‑2 show immune marker activation in patients treated with IRX‑2. In a prior phase 2a clinical trial, a correlation was shown between marker activation and disease-free survival in head and neck cancer. Results from this study were used to support the initiation of the INSPIRE study, a Phase 2B study involving 105 patients with HNSCC. Details of this trial can be found at clinicaltrials.gov (NCT02609386).

Other Indications

Other than the INSPIRE study, all clinical studies using IRX-2 are investigator-sponsored studies for which we are providing IRX‑2 as study drug and financial support to conduct the trial. These studies include:

•	Monotherapy studies:

•	BR-101 - A study involving 16 patients with neoadjuvant breast cancer performed at the Providence Portland Medical Center. Details of this trial can be found at clinicaltrials.gov (NCT02950259).

•
CIN-201 - An open label single arm Phase 2 trial of the IRX‑2 regimen in women with cervical squamous intraepithelial neoplasia 3 or squamous vulvar intraepithelial neoplasia 3. Details of this trial can be found at clinicaltrials.gov (NCT03267680).

•	Combination studies:

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

Impact of COVID-19 Pandemic

The development of our product candidates has been, and could continue to be, disrupted and materially adversely affected by past and continuing impacts of the COVID-19 pandemic. This is a result of measures imposed by the governments and hospitals in affected regions, businesses and schools were suspended due to quarantines intended to contain this outbreak. The spread of SARS CoV‑2 from China to other countries resulted in the Director General of the World Health Organization declaring COVID-19 a pandemic in March 2020. While the constraints of the pandemic are being lifted, we are still assessing the longer-term impact of the COVID-19 pandemic on our development plans, and on the ability to conduct our clinical trials There can be no assurance that this analysis will enable us to avoid or remediate part or all of any impact from the spread of COVID-19 or its consequences, including downturns in business sentiment generally. The extent to which the COVID-19 pandemic and ongoing global efforts to contain its spread will impact our operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the pandemic and the actions taken to contain or treat the COVID‑19 pandemic. Further, the specific clinical outcomes, or future pandemic related impacts of emerging SARS-CoV-2 variants cannot be reliably predicted.

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

Engineered Cellular and Genetic Medicines

We are exploring opportunities to advance oncology, blood disorders and monogenic disease therapies using gene-editing and cell therapy technology through a license with Factor and through our acquisition of Novellus, Inc. and Novellus, Ltd. in July 2021. The product candidates resulting from the acquisition will initiate with unedited (that is, not gene modified), induced pluripotent stem cells (or iPSCs)-derived allogeneic mesenchymal stem cells, or iMSC. We will begin preclinical development of iMSC towards clinical indications where inhibiting inflammation and/or supporting recovery of bone marrow stromal cells are required. The prior work of Novellus and NoveCite, with iMSC show evidence for preclinical efficacy in inflammatory conditions (for example, acute respiratory distress syndrome, or ARDS) and interactions with the U.S. Food and Drug Administration, or FDA, provided guidance on Chemistry, Manufacturing and Controls, or CMC, and manufacturing plans, which will be undertaken in a similar manner for additional iMSC applications. Second generation iMSC products will involve gene editing.  Here, we anticipate the step-wise addition of genes, using the in-licensed Factor gene editing machinery, NoveSlice, to efficiently place genes and regulatory sequences into safe harbor locations. Development of processes to advance CMC and manufacturing will follow the experience from first generation iMSC. Clinical indications for gene-modified iMSC will include solid tumors and conditions associated with chronic inflammation.

Pluripotent Stem Cell-Derived MSC

MSC, also known as mesenchymal stromal cells, were originally discovered and isolated from bone marrow in the 1970s and have been isolated from various tissue sources including muscle, umbilical cord, liver, placenta, skin, amniotic fluid, synovial membrane, and tooth root. MSC have been intensely investigated for clinical applications within the last decades with a very strong record of safety and tolerability. However, the majority of registered clinical trials applying MSC therapy for diverse human diseases have fallen short of expectations, despite the encouraging pre-clinical outcomes in varied animal disease models. This can be attributable to inconsistent properties of MSC across studies as a result of variations in tissue source, donor variability, as well as isolation and manufacturing methodologies.

 The generation of MSC from an iPSC source eliminates many of the sources of variability attributable to tissue-derived MSC.  Sources of reduced variability include the use a single tissue source and single donor as well as the ability to make larger cell banks due to the more extensive proliferation capacity of iMSC.  Moreover, development of iMSC products can leverage decades of valuable manufacturing, preclinical and clinical experience with MSC.  Brooklyn plans to deploy iMSC products in clinical indications that harness their anti-inflammatory and tumor homing properties.  Further, gene editing the iPSC can produce a stable source for iMSC that are endowed with additional therapeutically beneficial properties that are not present in tissue-derived MSC or native iMSC.

Bone Marrow Transplant

Brooklyn is exploring the use of iMSC to address primary graft failure or poor graft function after bone marrow or hematopoietic stem cell transplant, or BM/HSCT.  Previous studies with tissue-derived MSC have demonstrated a rejuvenation of the bone marrow stromal environment and success with a subsequent BM/HSCT. Preclinical studies are being conducted to demonstrate the ability of iMSC to home to the bone marrow and influence the microenvironment.  In addition, an advisory board of world class experts in BM/HSCT has been assembled to guide the clinical trial design and selection of clinical populations that are most likely to show benefit of a secondary transplant after treatment with iMSC.

Tumor Localized Delivery of Immune Stimulating Cytokines

The ability of MSC to migrate and home to sites of inflammation, including tumors, makes MSC attractive for delivery of oncology therapeutics.  We intend to use gene editing of iPSC to produce a cell line with expression of the immune stimulatory cytokines IL7 and IL15, which then can be used to generate iMSC that express both IL7 and IL15.  Following systemic delivery of the gene edited iMSC, migration and homing to tumor will result in a localized and more sustained delivery of these potent cytokines in the tumor microenvironment without producing the side effects that occur with high dose systemic administration of these cytokines.

Precision Genetic Medicines

The ability to engineer site-specific DNA endonucleases with high fidelity (gene editing) has opened a new therapeutic arena for addressing the underlying genetic basis of disease.  Gene editing systems that possess both high specificity (low off-target editing) and high efficiency for on-target editing enable the in vivo use of the gene editing machinery to specifically modify patient DNA in target tissues and thus address the genetic underpinnings of numerous disease states.  Brooklyn’s in-licensed technologies are being leveraged to develop genetic medicines that can achieve precision in vivo gene editing to address disorders that occur primarily as a result of mutations in a single gene.  The initial disease and gene targets being pursued include familial transthyretin amyloidosis (TTR gene mutations) and Stargardt disease (ABC4A gene mutation).

Autologous Cell Therapy

The in-licensed technology for mRNA-based cellular reprogramming is highly efficient and safer than methods that utilize viral vectors or plasmid DNA for expression of reprogramming factors since it eliminates the chance of DNA integration and potential for creating mutations in genomic DNA.  Also, the proprietary reprogramming process utilizes daily repeated transfection of mRNA for expression of reprogramming factors and can achieve a rapid generation of iPSC clones (in 2 weeks) from patient tissue biopsy.  This rapid and efficient process therefore reduces the potential negative impact of low quantity biopsy material and this enhances reproducibility of autologous iPSC generation.  Furthermore, by delivering mRNA for a gene editing nuclease, genomic modifications, including correction of mutations, can be simultaneously performed thus streamlining overall manufacturing time to produce gene-corrected autologous cells.  This approach, leveraging the proprietary in licensed technologies, can be employed to produce cell therapies addressing genetic diseases (e.g. sickle cell disease) of infectious diseases (e.g. HIV).

Third Quarter 2021 and Recent Developments

Listing on The Nasdaq Global Market

We transferred the listing of our common stock to The Nasdaq Global Market effective October 25, 2021, after voluntarily withdrawing the listing from the NYSE American stock exchange.  The common stock continues to trade under the stock symbol “BTX.”

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

The completion of our acquisition of Novellus, Inc., the sole equity holder of Novellus, Ltd., on July 16, 2021 relieves us from potential obligations to pay Novellus, Ltd. certain upfront fees, clinical development milestone fees and post-registration royalties under the License Agreement. The agreements with Factor under the License Agreement remain unchanged. Brooklyn LLC is obligated to pay Factor $2,500,000 in October 2021, which has been paid, and $3,500,000 in October 2022.

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

The Licensors are responsible for preparing, filing, prosecuting and maintaining all patent applications and patents under the License Agreement. If, however, the Licensors determine not to maintain a particular licensed patent or not to prepare, file and prosecute a licensed patent, Brooklyn LLC will have the right, but not the obligation, to assume those responsibilities in the territory at its expense.

Novellus, Ltd. is a pre-clinical development, manufacturing, and technology licensing entity focused on engineered cellular medicines. Novellus, Ltd. has developed mRNA-based cell reprogramming and gene editing technologies to create engineered cellular medicines. The synthetic mRNA is non-immunogenic—it is capable of successfully evading the cellular innate immune system and then is capable of expressing high levels of proteins for cell reprogramming and gene editing. The mRNA may be formulated for injection into target tissues for cellular uptake and therapeutic treatment.

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

Purchase Agreements

On April 26, 2021, Brooklyn and Lincoln Park Capital Fund, LLC, or Lincoln Park, executed a purchase agreement, or the First Purchase Agreement, and a related registration rights agreement. Pursuant to the First Purchase Agreement, Brooklyn had the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park would be obligated to purchase, up to $20.0 million of shares of Brooklyn’s common stock. Sales of common stock by Brooklyn, if any, were subject to certain limitations, and could occur from time to time, at Brooklyn’s sole discretion. For entering into the First Purchase Agreement, Brooklyn issued to Lincoln Park 56,041 shares of common shares as consideration for Lincoln Park’s commitment to purchase up to $20.0 million in shares of common stock. As of September 30, 2021, Brooklyn issued and sold to Lincoln Park a total of 1,127,736 shares of common stock for gross proceeds of $20,000,000, and no further shares may be sold to Lincoln Park under the First Purchase Agreement.

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

As of September 30, 2021, Brooklyn had issued and sold 3,551,990 shares of common stock under the First Purchase Agreement and the Second Purchase Agreement for total net proceeds of $52.0 million.

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

•
Brooklyn acquired 25.0% of the total outstanding equity interests of NoveCite, Inc., a corporation focused on developing an MSC product for patients with acute respiratory distress syndrome, including from COVID-19.

We delivered consideration for the Acquisition totaling approximately $124.0 million, which consisted of (a) $22.8 million in cash and (b) 7,022,230 shares of common stock, which under the terms of the Acquisition Agreement were valued at a total of $102.0 million, based on a price of $14.5253 per share.

The Acquisition Agreement contains customary representations, warranties and certain indemnification provisions. A total of 740,766 of the shares issued as consideration have been placed in escrow for a period of up to 12 months in order to secure indemnification obligations to us under the Acquisition Agreement. The Acquisition Agreement also contains non-competition and non-solicitation provisions pursuant to which Novellus LLC has agreed not to engage in certain competitive activities for a period of five years following the closing, including customary restrictions relating to employees. No employees of Novellus Ltd. or Novellus, Inc. prior to the Acquisition continued their employment, or were otherwise engaged by us, following the Acquisition.

In connection with the Acquisition, the co-founders of Novellus, Ltd. entered into lock-up agreements with respect to 3,377,690 of the shares received in the Acquisition, and our Chair of the Board of Directors and its Chief Executive Officer and President entered into identical lock-up agreements with respect to their current holdings of our stock. Each lock-up agreement extends for a period of three years, provided that up to 75% of the shares of common stock subject to the lock-up agreement may be released from the lock-up restrictions earlier if the price of common stock on our principal stock exchange, now The Nasdaq Global Market, exceeds specified thresholds. The lock-up agreements include customary exceptions for transfers during the applicable lock-up period.

We expect the Acquisition will advance our evolution into a platform company with a pipeline of next-generation engineered cellular, gene editing and cytokine programs. In addition, the acquisition of Novellus, Ltd. builds on the License Agreement. (See “Second Quarter 2021 and Recent Developments—License Agreements” above.) The completion of the acquisition of Novellus, Ltd. relieves Brooklyn LLC from potential obligations to pay Novellus, Ltd. certain upfront fees, clinical development milestone fees and post-registration royalties under the License Agreement. The agreement with Factor under the License Agreement, which grants Brooklyn LLC exclusive rights to develop certain next-generation mRNA gene editing and cell therapy products, remains unchanged.

Basis of Presentation

 Revenues

We are a development stage company and have had no revenues from product sales to date. We will not have revenues from product sales until such time as we receive regulatory approval of our drug candidates, successfully commercialize our products or enter into a licensing agreement which may include up-front licensing fees, of which there can be no assurance.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries, benefits and other costs, including stock-based compensation, for our executive and administrative personnel, legal and other professional fees, travel, insurance, and other corporate costs.

Research and Development Expenses

We expense our research and development costs as incurred. Our research and development expenses consist of costs incurred for company-sponsored research and development activities, as well as support for selected investigator-sponsored research. Upfront payments and milestone payments made for the licensing of technology are expensed as research and development in the period in which they are incurred if the technology is not expected to have any alternative future uses other than the specific research and development project for which it was intended. IPR&D that is acquired through an asset acquisition and has no alternative future uses and, therefore, no separate economic values, is expensed to research and development costs at the time the costs are incurred.

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

Critical Accounting Policies and Estimates

There were no significant changes in our critical accounting estimates during the three and nine months ended September 30, 2021 to augment the critical accounting estimates disclosed under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations--Critical Accounting Policies and Estimates” in Part I of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2021 and 2020

	Three months ended September 30,
	2021	2020	Change	% Change
Operating expenses:
Research and development	$1,466,652	$923,529	$543,123	59%
Acquired IPR&D	80,537,551	-	80,537,551	N/A
General and administrative	4,258,178	1,084,057	3,174,121	293%
Change in fair value of contingent consideration	70,000	-	70,000	N/A
Total operating expenses	86,332,381	2,007,586	84,324,795	4,200%
Loss from operations	(86,332,381)	(2,007,586)	(84,324,795)	4,200%

Other income (expenses):
Other income (expense), net	277,069	(12,559)	289,628	2,306%
Total other income (expenses), net	277,069	(12,559)	289,628	2,306%
Net loss	$(86,055,312)	$(2,020,145)	$(84,035,167)	4,160%

	Nine months ended September 30,
	2021	2020	Change	% Change
Operating expenses:
Research and development	$8,379,062	$2,299,669	$6,079,393	264%
Acquired IPR&D	80,537,551	-	80,537,551	N/A
General and administrative	10,515,088	2,741,652	7,773,436	284%
Transaction costs	5,765,407	-	5,765,407	N/A
Change in fair value of contingent consideration	(750,000)	-	(750,000)	N/A
Total operating expenses	104,447,108	5,041,321	99,405,787	1,972%
Loss from operations	(104,447,108)	(5,041,321)	(99,405,787)	1,972%

Other expenses:
Loss on sale of NTN assets	(9,648,173)	-	(9,648,173)	N/A
Other income (expense), net	252,318	(31,482)	283,800	901%
Total other expenses	(9,395,855)	(31,482)	(9,364,373)	29,745%
Net loss	(113,842,963)	(5,072,803)	(108,770,160)	2,144%
Series A convertible preferred stock dividend	(7,806)	-	(7,806)	N/A
Net loss attributable to common stockholders	$(113,850,769)	$(5,072,803)	$(108,777,966)	2,144%

Revenues

We had no revenues for the three and nine months ended September 30, 2021 or 2020.

Research and Development Expenses

	Three months ended September 30,
	2021	2020	Change	% Change
Payroll-related	$743,528	$433,435	$310,093	72%
Stock-based compensation	447,780	-	447,780	N/A
Other expenses, net	275,344	490,094	(214,750)	-44%
Total research and development expense	$1,466,652	$923,529	$543,123	59%

	Nine months ended September 30,
	2021	2020	Change	% Change
License fees	$4,000,000	$-	$4,000,000	N/A
Payroll-related	1,797,317	1,291,038	506,279	39%
Stock-based compensation	1,018,428	-	1,018,428	N/A
Other expenses, net	1,563,317	1,008,631	554,686	55%
Total research and development expense	$8,379,062	$2,299,669	$6,079,393	264%

For the three months ended September 30, 2021, our research and development expenses increased primarily due to increased headcount and stock-based compensation for the issuance of equity awards, offset by a decrease in other miscellaneous research and development expenses when compared to the same period in 2020.  For the nine months ended September 30, 2021, our research and development expenses increased due to upfront payments associated with licensed technology, increased clinical trial expenses, increased headcount and increased stock-based compensation when compared to the same period in 2020.

We expect research and development expenses to grow as we expand our gene-editing cell‑therapy research and clinical trial activities.

Acquired IPR&D

During the three and months ended September 30, 2021, we expensed the $80,537,551 fair value of the IPR&D acquired in the Acquisition because there is no future alternative use for the IPR&D other than for its intended purpose.

General and Administrative Expenses

	Three months ended September 30,
	2021	2020	Change	% Change
Professional fees	$1,587,573	$779,119	$808,454	104%
Stock-based compensation	1,280,524	22,734	1,257,790	5,533%
Payroll-related	540,769	28,513	512,256	1,797%
Insurance	366,986	39,709	327,277	824%
Other expenses, net	482,326	213,982	268,344	125%
Total general and administrative expense	$4,258,178	$1,084,057	$3,174,121	293%

	Nine months ended September 30,
	2021	2020	Change	% Change
Professional fees	$5,553,661	$1,827,002	$3,726,659	204%
Stock-based compensation	2,283,269	68,202	2,215,067	3,248%
Payroll-related	706,066	86,553	619,513	716%
Insurance	766,951	83,627	683,324	817%
Other expenses, net	1,205,141	676,268	528,873	78%
Total general and administrative expense	$10,515,088	$2,741,652	$7,773,436	284%

The increase in general and administrative expense for the three and nine months ended September 30, 2021 was primarily related to increased professional fees such as legal, accounting and consulting fees associated with merger and acquisition activity as well as costs associated with being a publicly traded company, increased stock-based compensation resulting from the issuance of equity awards, increased payroll-related expense due to an increase in our headcount and increased insurance expenses when compared to the same periods in 2020.

We expect general and administrative expenses to increase in future periods as we increase our business activities and incur costs associated with being a publicly traded company.

Transaction Costs

There were no transaction costs for the three months ended September 30, 2021. For the nine months ended September 30, 2021, the $5,765,407 in transaction costs related to the issuance of common stock to Brooklyn LLC’s financial advisor upon consummation of the Merger.

Change in Fair Value of Contingent Consideration

For the three and nine months ended September 30, 2021, the change in fair value of the contingent consideration was an increase to the liability of $70,000 and a decrease to the liability of $750,000, respectively, based on our quarterly valuation analyses. There were no changes to the fair value of contingent consideration for the three and months ended September 30, 2020.

Loss on Sales of NTN Assets

The $9,648,173 loss on the sale of NTN assets for the nine months ended September 30, 2021 was incurred when we completed the Disposition.

Other Income (Expense), Net

	Three months ended September 30,
	2021	2020	Change	% Change
Income from Brooklyn PPP Loan forgiveness	$309,905	$-	$309,905	N/A
Interest expense, net	(20,210)	(12,559)	(7,651)	61%
Other expenses, net	(12,626)	-	(12,626)	N/A
Total other income (expense), net	$277,069	$(12,559)	$289,628	-2,306%

	Nine months ended September 30,
	2021	2020	Change	% Change
Income from Brooklyn PPP Loan forgiveness	$309,905	$-	$309,905	N/A
Interest expense, net	(55,974)	(31,482)	(24,492)	78%
Other expenses, net	(1,613)	-	(1,613)	N/A
Total other income (expense), net	$252,318	$(31,482)	$283,800	-901%

For the three and nine months ended September 30, 2021, we recognized an increase in other income, net of expense primarily as a result of the forgiveness of our PPP Loan, which was primarily offset by interest accrued on notes payable of that we assumed as part of the acquisition of the assets of IRX Therapeutics, LLC in 2018. The notes bear interest at the rate of 14% and were due on December 31, 2019. On January 27, 2020, the notes were amended to extend the maturity date to the earlier of (i) a change of control and (ii) December 31, 2021, whichever comes first.

Liquidity and Capital Resources

At September 30, 2021, we had cash and cash equivalents of $24,381,831. During the second quarter of 2021, we entered into the First Purchase Agreement and Second Purchase Agreement with Lincoln Park, pursuant to which we have the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to an aggregate of $60,000,000 in shares of our common stock. Future sales of common stock by us, if any, are subject to certain limitations, and may occur from time to time, at our sole discretion. As of November 9, 2021, we had issued and sold 3,551,990 shares of common stock for total gross proceeds of $54.1 million and net proceeds of $52.0 million. For further information, see “—Recent Developments—Purchase Agreements.”

 We have to date incurred operating losses, and we expect these losses to increase in the future as we expand our drug development programs and operate as a publicly traded company. We anticipate using current cash on hand and our net proceeds from sales of common stock under the Second Purchase Agreement to finance these activities. It will likely be some years before we obtain the necessary regulatory approvals to commercialize one or more of our drug candidates. Based on our current financial condition and forecasts of available cash, including as mentioned above, we believe we have sufficient funds to fund our operations for the next twelve months from the filing of these financial statements. There can be no assurance that we will ever be in a position to commercialize IRX-2 or any other drug candidate we may acquire, or that we will obtain any additional financing that we require in the future or, even if such financing is available, that it will obtainable on terms acceptable to us.

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

Sources of Funds

Equity Securities

During the second quarter, we entered into the First Purchase Agreement and the Second Purchase Agreement with Lincoln Park, pursuant to which, subject to specified terms and conditions, we have the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to an aggregate of $60.0 million in shares of our common stock. As of November 9, 2021, we had issued and sold 3,551,990 shares of common stock for total gross proceeds of $54.1 million and net proceeds of $52.0 million and a total of $5.9 million of common stock remained available for sale under the Second Purchase Agreement. For further information, see “—Recent Developments—Purchase Agreements.”

As a condition to the closing of the Merger, Brooklyn LLC was required to have at least $10.0 million in cash and cash equivalents at the effective time of the Merger. In furtherance of, and prior to, the Merger, certain of its members entered into agreements pursuant to which those members purchased additional units of Brooklyn LLC for an aggregate purchase price of $10.5 million.

Disposition.

On March 26, 2021, we completed the Disposition, in which we sold to eGames.com our rights, title and interest in and to the assets relating to the business we operated prior to the Merger under the name “NTN Buzztime, Inc.” in exchange for eGames.com’s payment of a purchase price of $2.0 million and assumption of specified liabilities relating to such pre-Merger business.

Brooklyn LLC PPP Loan.

On May 4, 2020, Brooklyn LLC issued a note in the principal amount of approximately $309,905 to Silicon Valley Bank evidencing the loan, or the Brooklyn LLC PPP Loan, Brooklyn LLC received under the Paycheck Protection Program, or PPP, of the Coronavirus Aid, Relief, and Economic Security Act administered by the U.S. Small Business Administration, or the CARES Act.  Brooklyn LLC PPP Loan had an interest rate of 1.0% per annum.

Under the terms of the CARES Act, certain amounts of the Brooklyn LLC PPP Loan could be forgiven if they were used for qualifying expenses as described in the CARES Act. In June 2020, Brooklyn LLC submitted its loan forgiveness application for the Brooklyn LLC PPP Loan, and in September 2020, the lender informed Brooklyn LLC that the U.S Small Business Administration approved the forgiveness of 100% of the outstanding principal and interest. As of September 30, 2021, there was no outstanding principal balance of the Brooklyn LLC PPP Loan.

Uses of Funds

Net Cash Used in Operating Activities.

Our operations used $16.7 million during the nine months ended September 30, 2021. Our cash use for operating activities is influenced by the level of our net loss and the amount of cash we invest in personnel and technology development to support anticipated growth in our business.

Lease Obligations.

We are obligated to pay approximately $660,000 per year for our facilities leases, subject to annual increases and to a sharing of common area expenses with other tenants in the building. The leases expire at varying times between December 2025 and June 2028.

Acquisition.

On July 16, 2021, we used $22,882,181 of cash towards the purchase of the Acquisition.  The remaining purchase price of the Acquisition was completed through the issuance of common stock.

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

Under the rules and regulations of the Securities and Exchange Commission or SEC, as a smaller reporting company we are not required to provide the information otherwise required by this item.

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

Upon completion of the Merger in March 2021 and the resulting change in our business model and strategy, we experienced a complete turnover of our employees, including all of the members of our executive management team, which resulted in, among other things, our having insufficient accounting staff available to enable and ensure adequate segregation of duties and our lacking appropriate and complete documentation of policies and procedures critical to the accomplishment of financial reporting objectives. The accounting personnel and documentation deficiencies each increase the risk that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Based on this evaluation, our Chief Executive Officer and President and our Vice President of Finance concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective and did not provide reasonable assurance of achieving the desired control objectives.

Management plans to implement measures designed to ensure that the deficiencies contributing to the ineffectiveness of our disclosure controls and procedures are remediated, such that the controls and procedures are designed, implemented and operating effectively. The remediation actions planned include:

•	hiring and employing additional accounting personnel in a number, and with experience, to allow for proper segregation of duties; and

•
developing and implementing, and then monitoring the effectiveness of, written policies and procedures required to achieve our financial reporting objectives in a timely manner, including policies and procedures relating to internal control over financial reporting.

We are committed to developing a strong internal control environment, and we believe the remediation efforts that we will implement will result in significant improvements in our control environment. We hired our Vice President of Finance in the second quarter of 2021 to oversee all accounting and financial reporting matters, including implementing a framework for internal controls over financial reporting, and we expect to hire a full-time controller at the beginning of 2022. Also, beginning during the fourth quarter of 2021, we are engaging a third-party consulting firm with expertise in implementing the framework for internal controls over financial reporting. Our management will continue to monitor and evaluate the relevance of our risk-based approach and the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary.

Changes in Internal Control Over Financial Reporting

Other than described above, there was no change in our internal control over financial reporting during the three months ended September 30, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes to enhance their effectiveness and ensure that our systems evolve with our business.

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

An investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below and in the “Risk Factors” section of our Current Report on Form 8-K filed with the SEC on May 11, 2021, and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 13, 2021, together with all other information contained or incorporated by reference in this report. If any of the risks described in this report or in such Current Report or Quarterly Report occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. Under these circumstances, the trading price of common stock could decline, and you may lose all or part of your investment.

We can provide no assurance that claims will not be made to challenge the validity of the ratification of the filing and effectiveness of the certificate of amendment to our restated certificate of incorporation filed with the Secretary of State of the State of Delaware on March 25, 2021 with respect to the increase in the number of authorized shares of common stock pursuant to Section 204 of the Delaware General Corporation Law.

On September 3, 2021, our stockholders approved the ratification, which we refer to as the Share Increase Ratification, of the amendment to our restated certificate of incorporation filed with the Secretary of State of the State of Delaware on March 25, 2021, which effected an increase in the number of authorized shares of common stock by 85,000,000, from 15,000,000 shares to 100,000,000 shares, and which we refer to as the Share Increase Amendment. We subsequently filed a certificate of validation with respect to the Share Increase Amendment with the Secretary of State of the State of Delaware, which we refer to as the Certificate of Validation, on September 3, 2021.

Even though we filed the Certificate of Validation, any claim that (i) the increase in the number of authorized shares of common stock and related issuance of such shares ratified pursuant to the Share Increase Ratification is void or voidable due to a failure of authorization, or (ii) the Delaware Court of Chancery should declare in its discretion that the Share Increase Ratification not be effective or be effective only on certain conditions, which we refer to collectively as the Subsequent Claims, may still be brought within 120 days from the time that the filing of the Certificate of Validation with the Secretary of State of the State of Delaware becomes effective in accordance with the DGCL.

We can provide no assurance that Subsequent Claims will not be made within the available time period for making such claims or what the resolution of such Subsequent Claims would be. If Subsequent Claims are made, it could have a material adverse effect on our liquidity, which could result in our filing for bankruptcy or an involuntary petition for bankruptcy being filed against us.

We may not generate the expected benefits of the Acquisition and the Acquisition could disrupt our ongoing business, distract our management and increase our expenses.

We entered into the Acquisition Agreement to acquire all of the outstanding equity interests of Novellus, Inc. and Novellus, Ltd., which we collectively refer to as Novellus, with the expectation that the Acquisition will result in various benefits, including accelerating our research and development efforts in the gene editing and mRNA spaces. Achieving the anticipated benefits of the Acquisition is subject to a number of uncertainties, including whether our business and the business of Novellus can be integrated in an efficient and effective manner. We cannot assure you that we will be able to accurately forecast the performance or ultimate impact of the Acquisition.

It is possible that the integration process following the Acquisition could take longer than anticipated and could result in unforeseen expenses, the disruption of our ongoing business, processes and systems, or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements, any of which could adversely affect our ability to achieve the anticipated benefits of the Acquisition. There may be increased risk due to integrating financial reporting and internal control systems. The integration process is subject to a number of uncertainties, and no assurance can be given that the anticipated benefits, expense savings and synergies of the Acquisition will be realized or, if realized, the timing of their realization. Failure to achieve these anticipated benefits could result in increased costs or decreases in the amount of expected revenues and could adversely affect our future business, financial condition, operating results and prospects.

We have incurred and will continue to incur non-recurring expenses in connection with the Acquisition, including legal, accounting and other expenses. Additional unanticipated costs may be incurred following consummation of the Acquisition in the course of the integration of the business of Novellus into our business. We cannot be certain that the realization of efficiencies related to the integration of Novellus will offset in the near term, or at all, the transaction and integration costs of the Acquisition  and any losses from undiscovered liabilities not covered by indemnification provisions from the sellers of Novellus under the Acquisition Agreement or otherwise.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Set forth below is information regarding shares of common stock issued by us during the three months ended September 30, 2021 that were not registered under the Securities Act of 1933. Included is the consideration, if any, we received for such shares and information relating to the section of the Securities Act of 1933, or the rule of the SEC, under which exemption from registration was claimed.

Under the Second Purchase Agreement with Lincoln Park pursuant to which we issued to Lincoln Park an aggregate of 340,048 shares of common stock from September 19, 2021 through September 20, 2021 for an aggregate purchase price of $3.6 million. We intend to us the net proceeds from these transactions for general corporate purposes, including working capital.

On July 16, 2021, we entered into the Acquisition Agreement to acquire all of the outstanding equity interests of Novellus, Inc., which became our wholly owned subsidiary, and Novellus, Ltd. became our indirectly owned subsidiary.  We also acquired 25% of the total outstanding equity interests of NoveCite. We delivered consideration that included 7,022,230 shares of common stock, which under the terms of the Acquisition Agreement were valued at a total of $102,000,000, based on a price of $14.5253 per share. The closing of the transaction, including the issuance of the common stock, was held contemporaneously with the execution and delivery of the Acquisition Agreement.

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

Item 6.	Exhibits.

Exhibit	Description	Incorporated By Reference
3.1	Restated Certificate of Incorporation	Exhibit to Form 10-Q filed on August 14, 2013
3.1(a)	Certificate of Amendment to the Restated Certificate of Incorporation (reverse/forward split)	Exhibit to Form 8-K filed on June 17, 2016
3.1(b)	Certificate of Decrease of the Series A Convertible Preferred Stock	Exhibit to Form 8-K filed on April 12, 2017
3.1(c)	Certificate of Amendment to the Restated Certificate of Incorporation (decrease in authorized capital stock)	Exhibit to Form 8-K filed on June 9, 2017
3.1(d)	Certificate of Amendment to Restated Certificate of Amendment, dated March 25, 2021 (Reverse Stock Split)	Exhibit to Form 8-K filed on March 31, 2021
3.1(e)	Certificate of Amendment to Restated Certificate of Amendment, dated March 25, 2021 (Authorized Share Increase)	Exhibit to Form 8-K filed on March 31, 2021
3.1(f)	Certificate of Amendment to Restated Certificate of Amendment, dated March 25, 2021 (Name Change)	Exhibit to Form 8-K filed on March 31, 2021
3.1(g)	(q) Certificate of Validation of Brooklyn ImmunoTherapeutics, Inc., as filed with the Secretary of State of the State of Delaware on September 3, 2021	Exhibit to Form 8-K filed on September 13, 2021
3.2	Amended and Restated Bylaws of Brooklyn ImmunoTherapeutics, Inc.	Exhibit to Form 8-K filed on September 23, 2021
10.1(a)†*
Agreement and Plan of Acquisition, dated as of July 16, 2021, by and among Brooklyn ImmunoTherapeutics, Inc., Brooklyn Acquisition Sub, Inc., Novellus LLC, Novellus, Inc., and the Sellers’ Representative.
Exhibit to Form 8-K filed on July 19, 2021
10.1(b)†	Registration Rights Agreement, dated as of July 16, 2021, by and among Brooklyn ImmunoTherapeutics, Inc. and the individuals and entities named therein.	Exhibit to Form 8-K filed on July 19, 2021
10.2+	Executive Employment Agreement, dated as of July 6, 2021 and effective as of July 15, 2021, between Brooklyn ImmunoTherapeutics, Inc. and Jay Sial.	Exhibit to Form 8-K filed on July 19, 2021
10.3+	Executive Employment Agreement, effective as of September 20, 2021, between Brooklyn ImmunoTherapeutics, Inc. and Roger Sidhu	Exhibit to Form 8-K filed on September 23, 2021
10.4(a)+	Form of Indemnification Agreement	Exhibit to Form 8-K filed on April 16, 2021
10.4(b)	Schedule identifying agreements substantially identical to the form of indemnification agreement filed as Exhibit 10.4(a)	Filed herewith
10.5	Brooklyn ImmunoTherapeutics, Inc. Restated 2020 Stock Incentive Plan	Exhibit to Form 8-K filed on September 13, 2021
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Certain information redacted and replaced with “[***]”.

+	Indicates management contract or compensatory plan.

†
Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Brooklyn ImmunoTherapeutics, Inc. hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BROOKLYN IMMUNOTHERAPEUTICS, INC.

Date: November 12, 2021	By:	/s/ Howard J. Federoff
Howard J. Federoff
Chief Executive Officer and President