Form 10-K
period 2021-12-31
Brooklyn ImmunoTherapeutics, Inc.
filed 2022-04-15
CIK 748592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OFTHE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 1-11460

Brooklyn ImmunoTherapeutics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	31-1103425
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10355 Science Center Drive, Suite 150, San Diego, California	92121
(Address of Principal Executive Offices)	(Zip Code)

(212) 582-1199
(Registrant’s telephone number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.005 par value	BTX	The Nasdaq Stock Market LLC

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2021), computed by reference to the closing sale price of the common stock on the Nasdaq Stock Market LLC (“Nasdaq”) on such date, was approximately $694 million. For purposes of this determination shares beneficially owned by executive officers, directors and ten percent stockholders have been excluded, which does not represent an admission by the registrant as to the affiliate status of such person.

As of April 12, 2022, the registrant had 57,451,937 shares of common stock outstanding.

Documents Incorporated by Reference.

Portions of the registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2021.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements related to future events, results, performance, prospects and opportunities, including statements related to our strategic plans and targets, revenue generation, product availability and offerings, capital needs, capital expenditures, industry trends and our financial position. Forward-looking statements are based on information currently available to us, on our current expectations, estimates, forecasts, and projections about the industries in which we operate and on the beliefs and assumptions of management. Forward looking statements often contain words such as “expects,” “anticipates,” “could,” “targets,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “would,” and similar expressions. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, and other characterizations of future events or circumstances, are forward-looking statements. Forward-looking statements by their nature address matters that are, to different degrees, subject to risks and uncertainties that could cause actual results to differ materially and adversely from those expressed in any forward-looking statements. For us, particular factors that might cause or contribute to such differences include those identified in the “Summary of Principal Risk Factors” below and the other risks and uncertainties described in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K and described in other documents we file from time to time with the Securities and Exchange Commission, or SEC, including our Quarterly Reports on Form 10-Q.

Readers are urged not to place undue reliance on the forward-looking statements in this Annual Report on Form 10-K, which speak only as of the date of this Annual Report on Form 10-K. We are including this cautionary note to make applicable, and take advantage of, the safe harbor provisions of the PSLRA. Except as required by law, we do not undertake, and expressly disclaim any obligation, to disseminate, after the date hereof, any updates or revisions to any such forward-looking statements to reflect any change in expectations or events, conditions or circumstances on which any such statements are based.

We believe that the expectations reflected in forward-looking statements in this Annual Report on Form 10-K are based upon reasonable assumptions at the time made. However, given the risks and uncertainties, you should not rely on any forward- looking statements as a prediction of actual results, developments or other outcomes. You should read these forward-looking statements with the understanding that we may be unable to achieve projected results, developments or other outcomes and that actual results, developments or other outcomes may be materially different from what we expect.

Unless otherwise indicated in this Annual Report on Form 10-K, “Brooklyn” refers to Brooklyn ImmunoTherapeutics, Inc., a Delaware corporation (formerly known as NTN Buzztime, Inc.), and “Brooklyn LLC” refers to Brooklyn ImmunoTherapeutics LLC, a wholly owned subsidiary of Brooklyn. All references to “our company,” “we,” “us” or “our” mean Brooklyn and its subsidiaries, including Brooklyn LLC, unless stated otherwise or the context otherwise requires.

SUMMARY OF PRINCIPAL RISK FACTORS

You should carefully consider the summary of principal risk factors below, together with the more detailed risk factors related to our business and industry described under “Risk Factors” contained in Item 1A of this Annual Report on Form 10-K. The occurrence of any of the events discussed below could significantly and adversely affect our business, prospects, results of operations, financial condition, and cash flows, which could result in a decline in the market price of our common stock.

•	If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.
•	We expect to incur significant losses for the foreseeable future and may never achieve or maintain profitability.
•
We will require substantial additional capital to fund our operations, and if we fail to obtain the necessary financing, we may not be able to complete the development and commercialization of any of our product candidates.

ii

•	We face business disruption and related risks resulting from the pandemic of the novel coronavirus (COVID-19), which could have a material adverse effect on our business plan.
•	Our business and operations would suffer in the event of system failures, cyber-attacks or a deficiency in our cyber-security.
•
We are substantially dependent on the success of our internal development programs and our product pipeline candidates may not successfully complete clinical trials, receive regulatory approval or be successfully commercialized.

•
Our current or future product candidates may cause undesirable side effects or have other properties when used alone or in combination with other approved products or investigational new drugs that could halt their clinical development, prevent their marketing approval, limit their commercial potential or result in significant negative consequences.

•	If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could harm our business.
•
We face significant competition and if our competitors develop and market products that are more effective, safer or less expensive than the product candidates we develop, our commercial opportunities will be negatively impacted.

•
We rely, and expect to continue to rely, on third parties to conduct our clinical studies, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such studies.

•
If we are unable to obtain and maintain patent and other intellectual property protection for our products and product candidates, or if the scope of the patent and other intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products and product candidates may be adversely affected.

iii

PART I

ITEM 1.	Business

Background

On March 25, 2021, BIT Merger Sub, Inc., a wholly owned subsidiary of Brooklyn (then known as NTN Buzztime, Inc.) merged with and into Brooklyn LLC, with Brooklyn LLC surviving as a wholly owned subsidiary of Brooklyn. This transaction, which we refer to as the Merger, was completed in accordance with the terms of an agreement and plan of merger and reorganization dated August 12, 2020 among Brooklyn (then known as NTN Buzztime, Inc.), BIT Merger Sub, Inc. and Brooklyn LLC. In accordance with such agreement and plan of merger, on March 25, 2021, Brooklyn amended its restated certificate of incorporation in order to effect:

•	prior to the Merger, a reverse stock split of its common stock, par value $0.005 per share, at a ratio of one-for-two; and
•	following the Merger, a change in its corporate name from “NTN Buzztime, Inc.” to “Brooklyn ImmunoTherapeutics, Inc.”

On March 26, 2021, we sold the rights, title and interest in and to the assets relating to the business operated under the name “NTN Buzztime, Inc.” prior to the Merger to eGames.com Holdings LLC, or eGames.com, in exchange for eGames.com’s payment of a purchase price of $2.0 million and assumption of specified liabilities relating to such pre-Merger business. This transaction, which we refer to as the Disposition, was completed in accordance with the terms of an asset purchase agreement dated September 18, 2020, as amended, between us and eGames.com.

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

Our principal executive offices are located at 10355 Science Center Drive, Suite 150, San Diego, CA 92121 and our phone number is (212) 582-1199. We maintain a website at www.brooklynitx.com. Information contained on, or accessible through, our website is not a part of and is not incorporated by reference into this Annual Report on Form 10-K.

Overview

We are a clinical-stage biopharmaceutical company focused on exploring the role that cytokine-based therapy can have on the immune system in treating patients with cancer, both as a single agent and in combination with other anti-cancer therapies. We are seeking to develop IRX-2, a novel cytokine-based therapy, to treat patients with cancer. We also are exploring opportunities to advance oncology, blood disorder, and monogenic disease therapies using gene-editing and cell therapy technology through a license with Factor Bioscience Limited, or Factor, and through our acquisition of Novellus, Inc. and Novellus, Ltd. in July 2021, which we refer to as the Acquisition.

IRX-2

IRX-2 is a mixed, human-derived cytokine product with multiple active constituents including Interleukin-2, or IL2, and other key cytokines. Together, these cytokines are believed to signal, enhance and restore immune function suppressed by the tumor, thus enabling the immune system to attack cancer cells, unlike many existing cancer therapies, which rely on targeting the cancer directly. IRX-2 is prepared from the supernatant of pooled allogeneic peripheral blood mononuclear cells, known as PBMCs, that have been stimulated using a proprietary process employing a specific population of cells and a specific mitogen.

While IRX-2 is a cytokine mixture, one of its active components is IL2, a cytokine-signaling molecule with pleiotropic effects on the immune system. IL2 is a protein that regulates the activities of white blood cells (leukocytes, including lymphocytes) that are responsible for immunity. IL2 is part of the body’s natural response to microbial infection, and in discriminating between foreign, or non-self and “self,” IL2 mediates its effects by binding to IL2 receptors, which are expressed by lymphocytes. The major sources of IL2 are activated CD4+ T lymphocytes and activated CD8+ T lymphocytes.

Unlike existing recombinant IL2 therapies, IRX-2 is derived from human blood cells. We believe this may promote better tolerance, broader targeting and a natural molecular conformation leading to greater activity, and may permit low physiologic dosing, rather than the high doses needed in other existing IL2 therapies.

Regarding IRX-2 development, our strategy is:

•
Advance our product candidate IRX-2 through clinical development. IRX-2 is a human blood cell-derived cytokine therapy being studied for multiple types of cancer, including squamous cell cancer of the head and neck. Enrollment in the ongoing Phase 2b INSPIRE trial, or the INSPIRE trial, has been completed, with top-line data estimated to be available by the third quarter of 2022.

•
Advance additional studies. Once INSPIRE trial data are released, we plan to use those results as a catalyst in addition to data from the other clinical trials in the program, see “—Clinical Program” below, with multiple data read-outs anticipated in 2022 and later.

•
Pursue partnerships to advance the IRX-2 clinical program. We are pursuing partnership opportunities with certain leading biopharmaceutical companies for the development and commercialization of IRX-2.

•
Regulatory strategy. We believe that our assets may present opportunities for potential breakthroughs in the treatment of cancer and other indications. We will endeavor to seek breakthrough therapy designation with regulatory agencies for IRX-2 for one or more indications.

•	Intellectual Property. We continue to pursue additional intellectual property based on data from our IRX-2 clinical studies.

Pre-Clinical Results

Our findings to date from our nonclinical studies of IRX-2 include murine acute toxicology as well as acute and chronic toxicology in non-human primates. These studies detected circulating associated cytokines yet were associated with benign toxicological findings.

Clinical Program

IRX2 currently remains under development and has not yet been approved for marketing authorization in any jurisdiction. The ongoing company sponsored development program is investigating use of IRX2 as an immunotherapeutic neoadjuvant (pre-surgical) and adjuvant (post-operative) treatment for advanced head and neck squamous cell carcinoma, or (“HNSCC”).  Studies in other indications and combinations are being pursued in the investigator sponsored study program.

HNSCC

The HNSCC development program is being conducted under U.S. Food and Drug Administration (“FDA”)  Investigational New Drug (IND) 11137 filed on June 30, 2003 and is ongoing. The HNSCC program has received fast track designation, approved November 7, 2003, and orphan drug designation, conferred on July 7, 2005, from the FDA. We have not submitted a request for orphan drug designation in the European Union, although we may seek such designation in the future.

Clinical studies in humans with HNSCC involving IRX‑2 show immune marker activation in patients treated with IRX‑2. In a prior Phase 2a clinical trial, a correlation was shown between marker activation and disease-free survival in head and neck cancer. Results from this study were used to support the initiation of the INSPIRE trial involving 105 patients with HNSCC. Details of this trial can be found at clinicaltrials.gov (NCT02609386). The trial study schema can be found below.

Historical Background of the Inspire Study

The IRX-2 regimen has been studied in patients HNSCC in two previous open-label, multi-center studies. Also, a phase 1 trial evaluated the IRX-2 regimen as a therapy for advanced disease, which reported that the IRX-2 regimen was well tolerated.

In 2011, results were reported for a Phase 2a trial of IRX-2. This trial was an open-label study involving 27 patients, 26 of whom completed the study. The primary endpoint of the study was to further evaluate the safety and efficacy of the immunotherapy regimen including IRX-2 in the neoadjuvant setting in previously untreated patients with advanced (Stage II to IVa) HNSCC. The primary study objective was to demonstrate the safety of this immunotherapy regimen based on adverse events (“AEs”), changes in clinical laboratory measures (hematology, chemistry, and urinalysis), vital signs, and physical examinations. Secondary objectives were clinical, pathologic, and radiographic tumor response; and patient disease-free survival (“DFS”) and overall survival (“OS”).

Most recombinant cytokines, such as IL-2, are tested in the same manner as traditional oncology drugs, where the maximum tolerated dose is sought. Typical cytokine therapies in cancer treatment use extremely high doses, in the millions of units per administration. Thus, AEs such as fever, hypotension, malaise, anemia, leukopenia, and hepatic and renal dysfunction are commonly reported, and often lead to discontinuation of the treatment. IV administration of cytokines is frequently associated with an acute phase reaction characterized by rigors, fever, an increase in neutrophils, a decrease in lymphocytes, and changes in hormone levels. By contrast, the IRX-2 regimen, which contains physiologic quantities of cytokines, showed greatly improved tolerability over typical recombinant cytokine therapies.

The results of the Phase 2a study were published in December 2011 in the journal Head and Neck. The article reported that IRX-2 showed an immunologically mediated antitumor effect, suggested by pronounced lymphocytic infiltration. Lymphocytic infiltration was measured by a 100-mm Visual Analog Scale (“VAS”) score, in which 100 mm signified lymphocyte infiltration of the entire primary tumor section and 0 mm signified no lymphocyte infiltration in the tumor specimen. The mean VAS score for all 24 patients was 22.6 mm on the samples obtained at surgery. Patients were grouped into a low VAS score (below the overall mean) and high VAS score (above the overall mean) cohorts. There were 14 patients in the low VAS score cohort with scores between 2 and 21 (median of 9.5), and there were 10 patients in the high VAS score cohort with scores between 27 and 66 (median of 37.0). Patients in the high-LI group included fewer oral cavity patients (50% in high LI vs 60% in low LI) but were similar with respect to tumor sites. Seventy percent of high-LI patients were stage IV, whereas only 60% of low LI were stage IV. The LI score was used to determine whether the degree of LI correlated with survival. Patients with a high-LI score had an improved survival trend compared to those with low LI, and superior to the survival rate for the combined overall group. (See below.)

Interestingly, LI in resected tumor specimens was considered high in 40% of the patients. The 10 patients with a high-LI score showed an improved survival trend in comparison to the low-LI group (n = 15) and to the entire study population (n = 26). It is difficult to directly compare these subgroups, because there was some imbalance, with a slightly higher per-centage of oral cavity patients in the low-LI group. However, in the absence of a randomized control, it is impossible to directly attribute the LI to the immuno-therapy regimen. In addition, tumor reductions were observed at the end of the 21-day regimen in 11 patients, and a 75% reduction of glycolytic activity in the tumor and lymph nodes on posttreatment PET scans in one patient.

With regard to the primary endpoint, eight serious adverse events (SAEs) were reported during treatment and the 30-day postoperative period in 7 patients, including 3 patients with aspiration pneumonia, 1 patient with asthma exacerbation secondary to upper respiratory infection, 1 patient with a postoperative wound infection, 1 patient with a neck abscess, and 1 patient with an episode of alcohol withdrawal. Only 1 case of aspiration pneumonia was deemed life threatening (grade 4). None of the SAEs was considered related to treatment except for the postoperative wound infection, which was considered possibly related. Other minor (grade 1 or 2) AEs included headache (30%), injection-site pain (22%), nausea (22%), constipation (15%), dizziness (15%), fatigue (11%), and myalgia (7%).

After over more than 36 months of follow-up, 11 of the 27 patients enrolled in the Phase 2a study had experienced tumor relapse (n = 1) or death (n = 10). The pattern of first HNSCC relapse included 3 patients with primary site recurrence, 2 with recurrences in the neck, and 2 with distant metastases. Of the 10 patients who died, 6 died of cancer (1 from a new primary) and 4 died of other causes. The 1-year, 2-year, and 3-year DFS probabilities after surgery were 72%, 64%, and 62%, respectively. Of the 26 patients whose primary tumor was resected surgically, 2 patients died during the first year and 5 patients died during the second year after surgery. The probability of surviving after surgery was 92% the first year, 73% the second year, and 69% the third year, which was considered to be an encouraging survival rate compared to historical norms in patients with HNSCC.

A second finding of the study was that some tumors showed some decrease in overall size after the immunotherapy regimen. Overall tumor shrinkage was modest, although in 4 patients, independent, objective imaging documented a greater than 10% decrease in tumor size. This was unexpected and encouraging after only 3 weeks of presurgical neoadjuvant immunotherapy. No patient achieved a true partial response by modified Response Evaluation Criteria in Solid Tumors (RECIST) criteria. Increases in tumor measurements were also seen in some patients, but most patients showed negligible change in tumor dimensions. We believe that these findings suggest the safety of the neoadjuvant regimen, although final decisions on whether a drug product is safe and effective can only be made by the FDA.

The phase 2a trial did not include a randomized control cohort. However, the manuscript published in Head & Neck in December 2011 stated the authors’ belief that the safety results and feasibility of this immunotherapy regimen were intriguing enough to warrant further study and appropriate comparison in a randomized trial.

The INSPIRE study is an open label, randomized, multi-center, multi-national Phase 2b clinical trial intended for patients with Stage II, III or IVA untreated SCC of the oral cavity who are candidates for resection with curative intent. Subjects were randomized 2:1 to either Regimen 1 or Regimen 2 and treated for 21 days prior to surgery and then postoperatively with a booster regimen given every three months for one year (a total of four times.)

•	Regimen 1: IRX-2 Regimen with cyclophosphamide, indomethacin, zinc-containing multivitamins, omeprazole and IRX-2 as neoadjuvant and adjuvant therapy.
•	Regimen 2: Regimen 1 with cyclophosphamide, indomethacin, zinc-containing multivitamins, omeprazole but without IRX-2 as neoadjuvant and adjuvant therapy.

Treatments were allocated to study subjects using minimization with a stochastic algorithm based on the range method. Minimization will account for the major prognostic factors for SCC of the oral cavity (T and N stage) and study center to avoid imbalances in treatment allocation within centers.

Postoperatively, subjects first received standard adjuvant radiation or chemoradiation therapy as determined by the investigators per NCCN guidelines, and then also received Booster Regimen 1 or 2 as determined in the prior randomization.

Subjects will be followed for the Primary, Secondary and Exploratory endpoints. Protocol mandated follow-up will end four years after randomization of the last patient.

The Neoadjuvant IRX-2 Regimen is a 21-day pre-operative regimen of cyclophosphamide on Day 1, indomethacin, zinc-containing multivitamins and omeprazole on Days 1-21, and subcutaneous IRX-2 injections in bilateral mastoid insertion regions for 10 days between Days 4 and 21, as shown in the table below:

Agent	Dose	Route of Administration	Treatment Days
Cyclophosphamide	300 mg/m2	IV	1
IRX-2	230 units daily (Bilateral injections of 115 units)	Subcutaneous at or near the mastoid insertion of both sternocleidomastoid muscles	Any 10 days between Days 4 and 21
Indomethacin	25 mg TID	Oral	1-21
Zinc-Containing Multivitamins	1 tablet containing 15-30 mg of zinc	Oral	1-21
Omeprazole	20 mg	Oral	1-21

The Booster IRX-2 Regimen is given at 3, 6, 9 and 12 months (-14 to +28 days) after surgical resection. It is a 10- day post-operative regimen of cyclophosphamide on Day 1, indomethacin, zinc-containing multivitamins and omeprazole on Days 1-10 and subcutaneous IRX-2 injections in bilateral deltoid regions for 5 days between Days 4 and 10 as shown in the table below:

Agent	Dose	Route of Administration	Treatment Days
Cyclophosphamide	300 mg/m2	IV	1 Every 3 months.
IRX-2	230 units daily (Bilateral injections of 115 units)	Subcutaneous into bilateral deltoid regions	Any 5 days between Days 4 and 10 Every 3 months.
Indomethacin	25 mg TID	Oral	Days 1-10 Every 3 months.
Zinc-Containing Multivitamins	1 tablet containing 15-30 mg of zinc	Oral	Days 1-10 Every 3 months.
Omeprazole	20 mg daily	Oral	Days 1-10

Regimen 2, the control arm of the study, is identical, except that subjects will not receive IRX-2.

The primary objective of the study is to determine if the event-free survival (EFS) of subjects treated with Regimen 1 is longer than for subjects treated with Regimen 2. The secondary objections of the study are (i) to determine if OS of subjects treated with Regimen 1 is longer than for subjects treated with Regimen 2, (ii) to compare the safety of each Regimen, and (iii) to compare the feasibility of each booster regimen.

Other Indications

Other than the phase 2b INSPIRE trial, all clinical studies using IRX-2 are investigator-sponsored studies for which we are providing IRX‑2 as the study drug and financial support to conduct the trial. These studies include:

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

Combination studies:

•
BAS-104 - A basket study originally intended to enroll 100 patients with metastatic bladder, renal, non-small cell lung cancer, or NSCLC, melanoma, and head and neck cancer being held at the Moffitt Cancer Center, using IRX‑2 in conjunction with Opdivo® (Nivolumab), an immunotherapy cancer treatment marketed by Bristol-Myers Squibb Company. This trial was discontinued after 11 subjects were enrolled due to insurance reimbursement challenges. Details of this trial can be found on clinicaltrials.gov (NCT03758781).

•
HCC-107 - A study involving 28 patients with metastatic hepatocellular carcinoma, or HCC, being held at City of Hope Medical Center, HonorHealth Research Institute, and Texas Oncology at Baylor Charles A. Simmons Cancer Center using IRX‑2 in conjunction with Opdivo®, a cancer treatment marketed by Bristol-Myers Squibb Company. Details of this trial can be found at clinicaltrials.gov (NCT03655002).

•
GI-106 - A study involving 20 patients with metastatic gastric and gastroesophageal junction cancers (GI) being held at City of Hope Medical Center, HonorHealth Research Institute, and Texas Oncology at Baylor Charles A. Simmons Cancer Center using IRX‑2 in conjunction with Keytruda® (Pembrolizumab), an immunotherapy cancer treatment marketed by Merck. Details of this trial can be found at clinicaltrials.gov (NCT03918499).

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

Impact of COVID-19 Pandemic

The development of our product candidates has been, and could continue to be, disrupted and materially adversely affected by past and continuing impacts of the COVID-19 pandemic. This is largely a result of measures imposed by the governments and hospitals in affected regions, businesses and schools were suspended due to quarantines intended to contain this outbreak. The spread of COVID-19 from China to other countries resulted in the Director General of the World Health Organization declaring COVID-19 a pandemic in March 2020. While the constraints of the pandemic are being lifted, we are still assessing the longer-term impact of the COVID-19 pandemic on our development plans, and on the ability to conduct our clinical trials. COVID-19 could continue to disrupt production and cause delays in the supply and delivery of products used in our operations, may affect our operations, including the conduct of clinical studies, or the ability of regulatory bodies to grant approvals or supervise our candidates and products, may further divert the attention and efforts of the medical community to coping with the COVID-19 and disrupt the marketplace in which we operate and may have a material adverse effects on our operations. COVID-19 may also affect our employees and employees and operations at suppliers that may result in delays or disruptions in supply. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock. Additionally, if the COVID-19 pandemic has a significant impact on our business and financial results for an extended period of time, our liquidity and cash resources could be negatively impacted. The extent to which the COVID-19 pandemic and ongoing global efforts to contain its spread will impact our operations will depend on future developments, which are highly uncertain, and include the duration, severity and scope of the pandemic and the actions taken to contain or treat the COVID-19 pandemic. Further, the specific clinical outcomes, or future pandemic related impacts of emerging COVID-19 variants cannot be reliably predicted.

The patients in our clinical trials have conditions that make them especially vulnerable to COVID-19, and as a result we have seen slowdowns in enrollment in our clinical trials. While our INSPIRE trial in patients with squamous cell carcinoma of the oral cavity is fully populated, our other clinical studies are likely to continue to encounter delays in enrollment as a result of the pandemic.

Engineered Cellular and Genetic Medicines

We are advancing our gene-editing and cell therapy technology in oncology, blood disorders and monogenic disorders through a license with Factor and through the Acquisition of Novellus, Inc. and Novellus, Ltd. in July 2021. We expect that the first generation product candidates resulting from the Acquisition will be derived from unedited (that is, not gene modified), induced pluripotent stem cells (“iPSC”)-derived allogeneic mesenchymal stem cells (“iMSC”). We expect to begin preclinical development of iMSC for clinical indications for which inhibiting inflammation and/or supporting recovery of bone marrow stromal cells is required. The prior work of Novellus and NoveCite with iMSC shows evidence for preclinical efficacy in inflammatory conditions (for example, acute respiratory distress syndrome, or ARDS). Interactions with the FDA provided guidance on Chemistry, Manufacturing and Controls (“CMC”), and manufacturing plans, which will be undertaken in a similar manner for additional iMSC applications. We expect that second generation iMSC products will involve gene editing, for which we anticipate using the stepwise addition of genes provided by the in-licensed Factor Bioscience gene editing machinery, NoveSlice, to efficiently place genes and regulatory sequences into safe harbor locations. Development of processes to advance CMC and manufacturing will follow the experience from first generation iMSC products. We expect clinical indications for gene-modified iMSC will include solid tumors and other conditions associated with episodic and/or chronic inflammation.  We are also exploring opportunities to advance in vivo gene therapies for monogenic and other diseases by combining the NoveSlice gene editing technology in combination with ToRNAdoTM, the in-licensed lipid nanoparticle (or “LNP”) technology.

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

The generation of MSC from an iPSC source eliminates many of the sources of variability attributable to tissue derived MSC. Sources of reduced variability include the use a single tissue source and single donor as well as the ability to make larger cell banks due to the more extensive proliferation capacity of iMSC. Moreover, development of iMSC products can leverage decades of valuable manufacturing, preclinical and clinical experience with MSC. Brooklyn plans to create “off-the-shelf” iMSC products in clinical indications that harness their anti-inflammatory and tumor homing properties.  Further, gene editing of iPSC can produce a stable source for iMSC that are endowed with additional therapeutically beneficial properties that are not present in tissue derived MSC or native iMSC.

Bone Marrow Transplant and Inflammatory Diseases

Brooklyn is exploring the use of iMSC to address primary graft failure or poor graft function after bone marrow or hematopoietic stem cell transplantation, or BM/HSCT in addition to potential applications in the prevention and/or treatment of graft vs host disease.  Preclinical studies will be conducted to demonstrate the ability of iMSC to target the bone marrow and influence the microenvironment. In addition, we have assembled an advisory board of world class experts in BM/HSCT to guide the clinical trial design and selection of clinical populations that are most likely to show benefit of a secondary transplant after treatment with iMSC.

Tumor Localized Delivery of Immune Stimulating Cytokines

The ability of MSC to migrate and navigate to sites of inflammation, including tumors, makes MSC attractive for delivery of oncology therapeutics. We intend to use gene editing of iPSC to produce a cell line with expression of the immune stimulatory cytokines, which then can be used to generate iMSC that express both IL-7 and IL-15.  Following systemic delivery of the gene edited iMSC, we believe that migration and homing to tumor sites will result in a localized and more sustained delivery of these potent cytokines in the tumor microenvironment without producing the side effects that occur with high dose systemic administration of these cytokines.

Precision In vivo Genetic Medicines

We believe that  the ability to engineer target site-specific DNA endonucleases with high fidelity (gene editing) has opened a new therapeutic arena for addressing the underlying genetic basis of disease. Gene editing systems that possess both high specificity (low off-target editing) and high efficiency for on-target editing enable the in vivo use of the gene editing machinery to specifically modify patient DNA in target tissues and thus address the genetic underpinnings of numerous disease states. Brooklyn’s in-licensed technologies are being leveraged to develop genetic medicines that can achieve precision in vivo gene editing to address disorders that occur primarily as a result of mutations in a single gene.  The initial disease and gene targets being pursued include familial transthyretin amyloidosis (TTR gene mutations) and Stargardt disease (ABC4A gene mutation).

Autologous and Allogeneic Cell Therapy

Cellular reprogramming refers to the process of generating pluripotent stem cells from non-pluripotent somatic cells (e.g., dermal fibroblasts obtained through a skin biopsy) by the forced expression of key genes and factors important for maintaining the defining properties of pluripotent cells.  We believe the in-licensed technology for mRNA-based cellular reprogramming is highly efficient and safer than methods that utilize viral vectors or plasmid DNA for expression of reprogramming factors because it eliminates the chance of DNA integration and potential for creating mutations in genomic DNA. Also, our proprietary reprogramming process utilizes daily repeated transfection of mRNA for expression of reprogramming factors and can achieve a rapid generation of iPSC clones (in 2 weeks) from patient tissue biopsy. This rapid and efficient process therefore reduces the potential negative impact of low quantity biopsy material and enhances reproducibility of autologous iPSC generation. Furthermore, by delivering mRNA for a gene editing nuclease, genomic modifications, including correction of mutations, can be simultaneously performed thus streamlining overall manufacturing time to produce gene-corrected autologous cells. We expect that this approach, leveraging the proprietary in licensed technologies, can be employed to produce cell therapies addressing genetic diseases (e.g., sickle cell disease) of infectious diseases (e.g. HIV). In addition, we have the potential to generate off-the-shelf (allogeneic) iPSC derived cell therapies for truly personalized cell therapy application in patients with genetic diseases.

Recent Developments

Listing on The Nasdaq Global Market

We transferred the listing of our common stock to The Nasdaq Global Market effective October 25, 2021, after voluntarily withdrawing the listing from the NYSE American stock exchange. The common stock continues to trade under the stock symbol “BTX.”

PIPE Transaction

On March 6, 2022, we entered into a Securities Purchase Agreement with an investor (the “PIPE Investor”) providing for the private placement (the “PIPE Transaction”) to the PIPE Investor of approximately 6,857,000 units (the “Units”), each of  which consisted of (i) one share of our common stock (or, in lieu thereof, one pre-funded warrant (the “Pre-Funded Warrants”) to purchase one share of common stock) and (ii) one warrant (the “Common Warrants”) to purchase one share of common stock, for an aggregate purchase price of approximately $12.0 million. The PIPE Transaction closed on March 9, 2022.

Each Pre-Funded Warrant has an exercise price of $0.005 per share of common stock, was immediately exercisable and may be exercised at any time and has no expiration date and is subject to customary adjustments. The Pre-Funded Warrants may not be exercised if the aggregate number of shares of common stock beneficially owned by the holder thereof would exceed 9.99% immediately after exercise thereof.

Each Common Warrant has an exercise price of $1.91 per share, becomes exercisable six months following the closing of the PIPE Transaction, expires five-and-one-half years from the date of issuance, and is subject to customary adjustments. The Common Warrants may not be exercised if the aggregate number of shares of common stock beneficially owned by the holder thereof would exceed 4.99% immediately after exercise thereof, subject to increase to 9.99% at the option of the holder.

In connection with the PIPE Transaction, we and the PIPE Investor also entered into a registration rights agreement, dated March 6, 2022, pursuant to which we agreed to prepare and file a registration statement with the Securities and Exchange Commission (the “SEC”) to register the resale of the shares of common stock included in the Units and the shares of common stock issuable upon exercise of the Pre-Funded Warrants and the Common Warrants. We agreed to use our best efforts to have such registration statement declared effective as promptly as possible after the filing thereof, subject to certain specified penalties if timely effectiveness is not achieved.

Purchase Agreements

On April 26, 2021, we and Lincoln Park Capital Fund, LLC, or Lincoln Park, executed a purchase agreement, or the First Purchase Agreement. Pursuant to the First Purchase Agreement, we had the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park would be obligated to purchase, up to $20.0 million of shares of our common stock. Sales of common stock by us were subject to certain limitations, and could occur from time to time, at our sole discretion. In consideration for Lincoln Park’s entry into the First Purchase Agreement, we issued Lincoln Park approximately 56,000 shares of common stock. As of December 31, 2021, we had issued and sold to Lincoln Park approximately 1,128,000 shares of common stock under the First Purchase Agreement for gross proceeds of $20.0 million, and no further shares may be sold to Lincoln Park under the First Purchase Agreement.

On May 26, 2021, we and Lincoln Park executed a second purchase agreement, or the Second Purchase Agreement, and together with the First Purchase Agreement, the Purchase Agreements. Pursuant to the Second Purchase Agreement, we have the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park would be obligated to purchase, up to $40.0 million of shares of our common stock. Sales of common stock by us are subject to certain limitations, and may occur from time to time, at our sole discretion. In consideration of Lincoln Park’s entry into the Second Purchase Agreement, we issued to Lincoln Park 50,000 shares of common stock.

Under the Second Purchase Agreement, we may direct Lincoln Park to purchase up to 60,000 shares of common stock on any business day, which we refer to as a Regular Purchase, which amount may be increased up to 120,000 shares based on the closing price of the common stock, provided that Lincoln Park’s maximum commitment in any single Regular Purchase may not exceed $2.0 million. The purchase price per share for each such Regular Purchase is based off of the common stock’s market immediately preceding the time of sale.

The Second Purchase Agreement also prohibits us from directing Lincoln Park to purchase any shares of common stock if those shares, when aggregated with all other shares of common stock then beneficially owned by Lincoln Park and its affiliates, would result in Lincoln Park and its affiliates having beneficial ownership, at any single point in time, of more than 4.99% of the then total outstanding shares of common stock. We have the right to terminate the Second Purchase Agreement at any time, at no cost or penalty.

Actual sales of shares of common stock to Lincoln Park under the Second Purchase Agreements depend on a variety of factors to be determined by us from time to time, including, among others, market conditions, the trading price of the common stock and determinations by us as to the appropriate sources of funding for us and our operations.

As of December 31, 2021, we had issued and sold approximately 2,424,000 shares of common stock under the Second Purchase Agreement for total gross proceeds of $34.1 million.  Pursuant to the securities purchase agreement in respect of the PIPE Transaction, we are prohibited from issuing additional shares under the Second Purchase Agreement for a period of one -year immediately following the closing of the PIPE Transaction.

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

We delivered consideration for the Acquisition totaling approximately $124.0 million, which consisted of (a) $22.8 million in cash and (b) approximately 7,022,000 shares of common stock, which under the terms of the Acquisition Agreement were valued at a total of $102.0 million, based on a price of $14.5253 per share.

We expect the Acquisition will advance our evolution into a platform company with a pipeline of next generation engineered cellular, gene editing and cytokine programs. The completion of the Acquisition relieves Brooklyn LLC from potential obligations to pay Novellus, Ltd. certain upfront fees, clinical development milestone fees and post-registration royalties under the License Agreement. The agreement with Factor under the License Agreement, which grants Brooklyn LLC exclusive rights to develop certain next-generation mRNA gene editing and cell therapy products, remains unchanged.

License and Royalty Agreements

Cell and Gene Therapy

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

The License Agreement provides that Brooklyn LLC pay the Licensors a total of $4.0 million in connection with the execution of the License Agreement, all of which has been paid. Brooklyn LLC was obligated to pay to the Licensors additional fees of $5.0 million in October 2021 and $7.0 million in October 2022.

The completion of our July 16, 2021 acquisition of Novellus, Inc., the sole equity holder of Novellus, Ltd., relieves us from potential obligations to pay Novellus, Ltd. certain upfront fees, clinical development milestone fees and post-registration royalties under the License Agreement. The agreements with Factor under the License Agreement remain unchanged. Brooklyn LLC is obligated to pay Factor $2.5 million in October 2021, which has been paid, and $3.5 million in October 2022.

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

The synthetic mRNA technology may be used to edit gene mutations or expressed gene-editing proteins to treat genetic and rare diseases. It may also be used to reprogram human non-pluripotent cells into induced pluripotent stem cells )(iPSC). The iPSC may then be differentiated into populations of varying therapeutic cell types. The reprogramming technology offers a rapid and patient specific therapy using the engineered stem cells created from iPSC that may avoid the cost, complexity and safety issues associated with viral vector gene editing approaches.

Novellus, Ltd. also has licenses from Factor to use over 70 granted patents throughout the world covering synthetic mRNA, RNA-based gene editing, and RNA-based cell reprogramming, in addition to specific patents covering methods for treating specific diseases. There are also more than 60 pending patent applications throughout the world focused on these and other aspects of the technology. The patent coverage includes granted patents and pending patent applications in the United States, Europe, and Japan, along with other major life sciences markets.

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

IRX-2

Unless otherwise stated below, each royalty to be paid under these license and royalty agreements is payable until the last patent for IRX-2 expires and runs in perpetuity unless earlier terminated pursuant to the terms described below. There are no milestone payments due under any of these agreements.

License Agreement with the University of South Florida Research Association

On June 28, 2000, IRX Therapeutics, a predecessor of Brooklyn LLC, entered into a series of License Agreements (collectively, the “USF License Agreement”) with the University of South Florida Research Association, Inc. (“Research Association”). Pursuant to the USF License Agreement, as amended, the Research Association licensed to IRX Therapeutics the exclusive worldwide rights to certain patents on IRX-2 in exchange for royalties equal to 7% of the gross product sales of IRX-2 (as defined in the USF License Agreement). The USF License Agreement was assigned to Brooklyn LLC in connection with the sale of the assets of IRX Therapeutics to Brooklyn in November 2018. The Research Association has the right to terminate the USF License Agreement (i) upon Brooklyn LLC’s entering into bankruptcy or insolvency on a voluntary or involuntary basis, (ii) upon the failure to pay royalties due and payable upon thirty days’ notice, or (iii) upon a material breach or default of the Agreement by Brooklyn LLC, unless such breach or default is cured within a thirty-day notice period. Brooklyn may terminate the USF License Agreement for any reason upon six months’ notice to the Research Association.

Royalty Agreement with certain former IRX Therapeutics investors

On May 1, 2012, IRX Therapeutics entered into a royalty agreement (the “IRX Investor Royalty Agreement”) with certain investors who participated in a financing transaction. The IRX Investor Royalty Agreement was assigned to Brooklyn LLC in November 2018 when Brooklyn LLC acquired the assets of IRX Therapeutics. Pursuant to the IRX Investor Royalty Agreement, if and when Brooklyn LLC becomes obligated to pay royalties to the Research Association under the USF License Agreement, it will pay an additional royalty of 1% of gross sales to an entity organized by the investors who participated in such financing transaction. There are no termination provisions in the IRX Investor Royalty Agreement.

Collaborator License Agreement

Effective June 28, 2018, IRX Therapeutics terminated its Research, Development and Option Facilitation Agreement (the “Termination Agreement”) and its Options Agreement with a collaborative partner (the “Collaborator”), pursuant to a Termination Agreement. In connection with the Termination Agreement, all of the rights granted to the Collaborator under the RDO and Option Agreements were terminated, and IRX Therapeutics had no obligation to refund any payments received from the Collaborator. The Termination Agreement was assigned to Brooklyn LLC in connection with the sale of the assets of IRX Therapeutics to Brooklyn in November 2018.

As consideration for entering into the Termination Agreement, the Collaborator will receive a royalty equal to 6% of revenues from the sale of IRX-2, for the period of time beginning with the first sale of IRX-2 through the later of (i) the twelfth anniversary of the first sale of IRX-2, or (ii) the expiration of the last IRX patent or other exclusivity of IRX-2, all as more particularly set forth in the Termination Agreement. Each party under the Termination Agreement may terminate the agreement (i) upon a material breach of the Termination Agreement by the other party that is not cured within sixty days (or thirty days if such breach is due to Brooklyn LLC’s non-payment of royalties), or (ii) upon the other party entering into bankruptcy on a voluntary or involuntary basis where such petition is not dismissed, discharged, bonded or stayed within ninety days.

Investor Royalty Agreement

On November 6, 2018, Brooklyn LLC entered into a royalty agreement (the “Brooklyn Investor Royalty Agreement”) with Brooklyn Immunotherapeutics Investors LP (“Investors LP”) and Brooklyn Immunotherapeutics Investors GP (“Investors GP”), which entities provided the financing required by Brooklyn LLC in connection with Brooklyn LLC’s acquisition of the assets of IRX Therapeutics. Under the Brooklyn Investor Royalty Agreement, Brooklyn LLC is required to pay compensatory royalties equal to 4% of gross sales of IRX-2 on an annual basis, 3% of which is to be paid to Investors LP and 1% of which is to be paid to Investors GP (all as more particularly set forth in the Royalty Agreement). This royalty continues in perpetuity.

In anticipation of the Merger, on March 22, 2021, Brooklyn LLC entered into an Amended and Restated Royalty Agreement and Distribution Agreement, or the Amended Royalty Agreement, with Investors GP, Investors LP, and certain beneficial holders of GP and LP. Pursuant to the Amended Royalty Agreement, among other things, we are required to pay compensatory royalties equal to 4% of net revenues of IRX-2, on an annual basis, of which 3% is to be paid to certain beneficial holders of LP and 1% is to be paid to certain beneficial holders of GP. The royalty continues in perpetuity.

The Royalty Agreement specifies royalty payments to certain beneficial holders, including:

•	Charles Cherington, one of our directors and stockholders has a right to receive 4.20% of the Specified Royalty;

•
entities affiliated with George P. Denny III (Denny Family Partners II, LLC, the George P. Denny Trust, and the R. Breck Denny Trust), a former director and current stockholder have a right to receive a total of 4.39% of the Specified Royalty;

•	an entity affiliated with Nicholas J. Singer (PCI BI LLC), a former director and current stockholder, has a right to receive a total of 2.10% of the Specified Royalty

•
entities affiliated with Yiannis Monovoukas (The Yiannis Monovoukas Family 2013 Revocable Trust FBO Alexi Monovoukas, The Yiannis Monovoukas Family 2013 Revocable Trust FBO Aresti Monovoukas, and The Yiannis Monovoukas Family 2013 Revocable Trust FBO Christian Monovoukas), a former director and stockholder have a right to receive a total of 1.40% of the Specified Royalty; and;

•	an entity affiliated with John D. Halpern (The John D. Halpern Revocable Trust), one of our stockholders, has a right to receive 3.50% of the Specified Royalty.

Patent Portfolio

As of April 12, 2022, we owned or controlled approximately 9 patent families filed in the United States and other major markets worldwide, including 99 granted, 10 pending and 11 published patent applications, directed to novel compounds, formulations, methods of treatments and platform technologies. Patent protection for IRX-2 includes:

Summary Description of Patent or Patent Application	United States or Foreign Jurisdiction	Earliest Effective Date of Patent Application

IRX-2 Modified Manufacturing Process	Granted: US (No. 8,470,562), EP (BE, CH, DE, DK, ES, FI, FR, GB, IT, LI, NL, SW), AU, CA, JP, MX, TR	US: 4/14/2009 EP: 4/14/2009

Method of Reversing Immune Suppression of Langerhans Cells	Granted: US (Nos. 9,333,238 and 9,931,378), EP (BE, CH, DE, DK, ES, FI, FR, GB, LI, NL), AU, CA Published: CN, HK	US: 6/8/2012 (No. 9,333,238), 4/13/2016 (No. 9,931,378) EP: 12/8/2010

Method of Increasing Immunological Effect	Granted: US (Nos. 7,993,660 and 8,591,956), EP (BE, CH, DE, DK, ES, FI, FR, GB, IT, LI, NL), AU, CA, JP Published: HK	US: 8/9/2011 (No. 7,993,660), 11/26/2013 (No. 8,591,956) EP: 11/26/2008

Vaccine Immunotherapy	Granted: US (Nos. 6,162,778, 9,492,517, 9,492,519, 9,539,320 and 9,566,331), EP (BE, CH, DE, DK, ES, FI, FR, GB, IT, LI, NL), AU, CA, HK, JP	US: 7/24/2007 (No. 6,162,778), 10/8/2009 (No. 9,492,517), 11/15/2011 (No. 9,539,230), 2/20/2013 (No. 9,566,331), 7/12/2013 (No. 9,492,519) EP: 5/17/2010

Immunotherapy for Reversing Immune Suppression	Granted: US (No. 7,731,945), AU	US: 10/26/2002

Vaccine Immunotherapy for Immune Suppressed Patients	Granted: US (Patent Nos. 6,977,072, 7,153,499, 8,784,796, 9,789,172 and 9,789,173), CA, JP	US: 10/26/2001 (No. 6,977,072), 5/5/2003 (No. 7,153,499), 7/12/2013 (No. 8,784,796), 6/4/2014 (Nos. 9,789,172 and 9,789,173)

Immunotherapy for Immune Suppressed Patients	Granted: EP (BE, CH, DE, ES, FR, GB, IT, NL, LI)	EP: 3/9/2007

Composition for the Treatment of Advanced Prostate Cancer	Granted: CA Published: EP, HK

Uses of PD-1/PD-L1 Inhibitors and/or CTLA-4 Inhibitors with a Biologic Containing Multiple Cytokine Components	Pending: AU, CA, EP, IL, JP, KR, NZ, PH, SG, US Published: BR, CN, EA, IN, MX, ZA

US – United States of America
EP – European Patent Convention
BE – Belgium
CH – Switzerland
DE – Germany
DK – Denmark
ES – Spain
FI – Finland
GB – Great Britain
IT – Italy
LI – Lichtenstein
NL – Netherlands
SW – Sweden
AU – Australia
BR - Brazil
CA – Canada
CN – Peoples’ Republic of China
EA – Eurasian Patent Organization
HK – Hong Kong
IL – Israel
IN - India
JP – Japan
KR – Republic of Korea (South Korea)
MX – Mexico
PH – Philippines
SG - Singapore
TR – Turkey
ZA – South Africa

Patent Families

Descriptions of our patent families with issued patents in the United States or European Union are as follows:

•
IRX-2 Modified Manufacturing Process - A method of making a primary cell derived biologic, including the steps of: (a) removing contaminating cells from mononuclear cells (“MNCs”) by loading leukocytes onto lymphocyte separation medium (“LSM”), and washing and centrifuging the medium with an automated cell processing and washing system; (b) storing the MNCs overnight in a closed sterile bag system; (c) stimulating the MNCs with a mitogen and ciprofloxacin in a disposable cell culture system to produce cytokines; (d) removing the mitogen from the mononuclear cells by filtering; (e) incubating the filtered MNCs in a culture medium; (f) producing a clarified supernatant by filtering the MNCs from the culture medium; (g) producing a chromatographed supernatant by removing DNA from the clarified supernatant by anion exchange chromatography; and (h) removing viruses from the chromatographed supernatant by filtering with dual 15 nanometer filters in series, thereby producing a primary cell derived biologic, wherein the primary cell derived biologic comprises IL-1.beta., IL-2, and IFN-.gamma.

•
Method of Reversing Immune Suppression of Langerhans Cells - A method of treating human papillomavirus (“HPV”), by administering a therapeutically effective amount of a primary cell-derived biologic to a patient infected with HPV and inducing an immune response to HPV. A method of overcoming HPV-induced immune suppression of Langerhans cells (“LC”), by administering a therapeutically effective amount of a primary cell-derived biologic to a patient infected with HPV and activating LC. A method of increasing LC migration towards lymph nodes, by administering a therapeutically effective amount of a primary cell-derived biologic to a patient infected with HPV, activating LC, and inducing LC migration towards lymph nodes. A method of generating immunity against HPV, by administering an effective amount of a primary cell derived biologic to a patient infected with HPV, generating immunity against HPV, and preventing new lesions from developing.

•
Method of Increasing Immunological Effect - A method of increasing immunological effect in a patient by administering an effective amount of a primary cell derived biologic to the patient, inducing immune production, blocking immune destruction, and increasing immunological effect in the patient. Methods of treating an immune target, treating a tumor, immune prophylaxis, and preventing tumor escape.

•
Vaccine Immunotherapy/Composition for the Treatment of Advanced Prostate Cancer – A method providing compositions and methods of immunotherapy to treat cancer or other antigen-producing diseases or lesions. According to one embodiment of the invention, a composition is provided for eliciting an immune response to at least one antigen in a patient having an antigen-producing disease or lesion, the composition comprising an effective amount of a cytokine mixture, preferably comprising IL-1, IL-2, IL-6, IL-8, IFN-gamma. (gamma) and TNF- alpha (alpha). The cytokine mixture acts as an adjuvant with the antigen associated with the antigen-producing disease or lesion to enhance the immune response of the patient to the antigen. Methods are therefore also provided for eliciting an immune response to at least one antigen in a patient having an antigen-producing disease or lesion utilizing the cytokine mixture of the invention. The compositions and methods are useful in the treatment of antigen-producing diseases such as cancer, infectious diseases or persistent lesions.

Immunotherapy for Reversing Immune Suppression - A method for overcoming immune suppression including the steps of inducing production of naïve T-cells and restoring T cell immunity.  A method of vaccine immunotherapy includes the steps of inducing production of naïve T cells and exposing the naïve T cells to endogenous or exogenous antigens at an appropriate site.  Additionally, a method for unblocking immunization at a regional lymph node includes the steps of promoting differentiation and maturation of immature dendritic cells, thus, for example, exposing tumor peptides to T cells to gain immunization of the T cells.  Further, a method of treating cancer and other persistent lesions includes the steps of administering an effective amount of a natural cytokine mixtures an adjuvant to endogenous or exogenous administered antigen to the cancer or other persistent lesions; preferably the natural cytokine mixture is administered with thymosin.

•
Vaccine Immunotherapy for Immune Suppressed Patients - A method for overcoming mild to moderate immune suppression includes the steps of inducing production of naive T-cells and restoring T-cell immunity. A method of vaccine immunotherapy includes the steps of inducing production of naive T-cells and exposing the naive T-cells to endogenous or exogenous antigens at an appropriate site. Additionally, a method for unblocking immunization at a regional lymph node includes the steps of promoting differentiation and maturation of immature dendritic cells at a regional lymph node and allowing presentation of processed peptides by resulting mature dendritic cells, thus, for example, exposing tumor peptides to T-cells to gain immunization of the T-cells. Further, a method of treating cancer and other persistent lesions includes the steps of administering an effective amount of a natural cytokine mixture as an adjuvant to endogenous or exogenous administered antigen to the cancer or other persistent lesions.

•
Immunotherapy for Immune Suppressed Patients – A method providing compositions of a natural cytokine mixture (“NCM”) for treating a cellular immunodeficiency characterized by T lymphocytopenia, one or more dendritic cell functional defects such as those associated with lymph node sinus histiocytosis, and/or one or more monocyte functional defects such as those associated with a negative skin test to NCM. The invention includes methods of treating these cellular immunodeficiences using the NCM of the invention. The compositions and methods are useful in the treatment of diseases associated with cellular immunodeficiencies such as cancer. Also provided are compositions and methods for reversing tumor-induced immune suppression comprising a chemical inhibitor and a non-steroidal anti-inflammatory drug (“NSAID”). The invention also provides a diagnostic skin test comprising NCM for predicting treatment outcome in cancer patients.

Patent Term and Term Extensions

Individual patents have terms for varying periods depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, utility patents issued for applications filed in the United States and the European Union are granted a term of 20 years from the earliest effective filing date of a non-provisional patent application. In addition, in certain instances, a patent term can be extended to recapture a portion of the U.S. Patent and Trademark Office, or the USPTO, delay in issuing the patent as well as a portion of the term effectively lost as a result of the FDA regulatory review period. However, as to the FDA component, the restoration period cannot be longer than five years and the restoration period cannot extend the patent term beyond 14 years from FDA approval. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically are also 20 years from the earliest effective filing date. All taxes or annuities for a patent, as required by the USPTO and various foreign jurisdictions, must be timely paid in order for the patent to remain in force during this period of time.

The actual protection afforded by a patent may vary on a product-by-product basis, from country to country, and can depend upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

Our patents and patent applications may be subject to procedural or legal challenges by others. We may be unable to obtain, maintain and protect the intellectual property rights necessary to conduct our business, and we may be subject to claims that we infringe or otherwise violate the intellectual property rights of others, which could materially harm our business. For more information, see the section titled “Risk Factors-Risks Related to Our Intellectual Property.”

Supply and Manufacturing

Brooklyn has considerable experience in manufacturing the investigational active pharmaceutical ingredient (“API”) currently in the clinic. In recent years, we maintained internal API manufacturing capabilities. We are currently investigating the option of outsourcing API manufacturing to an experienced contract manufacturing organization (“CMO”), as we had historically done, to mitigate the overhead costs of internal manufacturing and leverage process development expertise to streamline and eliminate some of the more manual processes, thereby reducing risk of product microbial contamination.  The CMO selected will have the capability to produce high quality product to meet both the investigational and anticipated commercial demands. There will be technology transfer and process validation costs, which will be carefully considered in any decision.  We have established long-standing contract manufacturing relationships for fill/finish and packaging of the clinical supplies of IRX-2.  As with any supply program, obtaining raw materials of the correct quality, and the performance of our contract manufacturing sites cannot be guaranteed.  Due to the current demand for CMO services and supply chain issues in the COVID-19 pandemic environment we cannot ensure that we will be successful in obtaining such raw materials on terms acceptable to us, if at all.

We expect to similarly rely on contract manufacturing relationships for any products that we may in-license or acquire in the future. However, there can be no assurance that we will be able to successfully contract with such manufacturers on terms acceptable to us, or at all.

Contract manufacturers are subject to ongoing periodic and unannounced inspections by the FDA, the Drug Enforcement Administration (“DEA”) and corresponding state agencies to ensure strict compliance with current good manufacturing practices (“cGMPs”) and other state and federal regulations. Our contractors, if any, in Europe face similar challenges from the numerous European Union and member state regulatory agencies and authorized bodies. We do not have control over third-party manufacturers’ compliance with these regulations and standards, other than through contractual obligations. If our contractors are deemed out of compliance with cGMPs, product recalls could result, inventory could be destroyed, production could be stopped, and supplies could be delayed or otherwise disrupted, which could have a materially adverse effect on our business.

If we need to change manufacturers after commercialization, the FDA and corresponding foreign regulatory agencies must approve these new manufacturers in advance, which will involve testing and additional inspections and associated regulatory submissions to ensure compliance with FDA regulations and standards, which collectively may result in significant lead times, delay and cost. Furthermore, switching manufacturers may be difficult because the number of potential manufacturers is limited. It may be difficult or impossible for us to find a replacement manufacturer quickly or on terms acceptable to us, or at all.

Regulatory Matters

Government regulation and product approval

Government authorities in the United States, at the federal, state and local level, and in other countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, record-keeping, promotion, storage, advertising, distribution, marketing and export and import of products such as those we are developing. Drugs and biologics must be approved by the FDA through the New Drug Application, (NDA) process or the Biologic License Application (BLA) process before they may be legally marketed in the United States. Henceforth, we will use the term “marketing application” or MA to apply to both.

There are two centers within the FDA that are responsible for the review and approval of drug marketing applications and general regulatory oversight: the Center for Drug Evaluation and Research, or CDER, and the Center for Biologics Evaluation and Research, or CBER. While all conventional drug products are regulated by CDER, biologic products can be regulated by either CDER or CBER, depending on the product’s classification.

The majority of BLA submissions are assigned to CBER; however, BLAs for certain biologic product categories are reviewed by CDER. These product categories include monoclonal antibodies for in vivo use, most proteins for therapeutic use, and categories such as cytokines, enzymes, and other novel proteins. Based on this, it is likely that a BLA submission for IRX-2 would fall under the jurisdiction of CDER. Regardless of the category, NDAs for all drug products fall under the jurisdiction of CDER.

In the United States, drugs are subject to rigorous regulation by the FDA under the federal Food, Drug, and Cosmetic Act, or FDCA, and implementing regulations, and biologics under the FDCA, the Public Health Services Act (PHSA), and their implementing regulations. Additionally, drugs and biologics are subject to other federal and state statutes. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable United States requirements at any time during the product development process, approval process, or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution. Any agency or judicial enforcement action could have a material adverse effect on us. The process required by the FDA before a drug or biologics may be marketed in the United States generally involves the following:

●	completion of pre-clinical laboratory tests, animal studies and formulation studies according to the FDA’s good laboratory practice, or GLP, regulations;
●
submission of an investigational new drug application, or IND, which must become effective before human clinical trials may begin and which must include approval by an institutional review board, or IRB, at each clinical site before the trials are initiated;

●
performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug for its intended use conducted in compliance with federal regulations and good clinical practice, or GCP, an international standard meant to protect the rights and health of human clinical trial subjects and to define the roles of clinical trial sponsors, administrators, and monitors;

●	submission to, and acceptance by, the FDA of a MA;
●
satisfactory completion of an FDA inspection of our manufacturing facility or other facilities at which the drug or biologic is produced to assess compliance with current good manufacturing practice, or cGMP, regulations to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

●	potential FDA audit of the non-clinical and clinical trial sites that generated the data in support of the MA: and
●	FDA review and approval of the MA.

The testing and approval process require substantial time, effort and financial resources, and the receipt and timing of any approval is uncertain.

United States drug development process

Once a pharmaceutical candidate is identified for development it enters the pre-clinical testing stage. Pre-clinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. Prior to beginning human clinical trials, a sponsor must submit an Investigational New Drug Application (“IND”) to the FDA, which includes the results of the pre-clinical tests, together with manufacturing information and analytical data. Some pre-clinical or non-clinical testing may continue even after the IND is submitted. In addition to including the results of the pre-clinical studies, the IND will also include a protocol detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated, if the trial lends itself to an efficacy evaluation. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the trial. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may, at any time, impose a clinical hold on ongoing clinical trials. If the FDA imposes a clinical hold, clinical trials cannot commence or recommence without FDA authorization and then only under terms authorized by the FDA.

Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of one or more qualified investigators in accordance with federal regulations and GCP.

Clinical trials must be conducted under protocols detailing the objectives of the trial and the safety and effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Further, an Institutional Review Board, or IRB, affiliated with each institution participating in the clinical trial must review and approve each protocol before any clinical trial commences at that institution. All research subjects must provide informed consent, and informed consent information must be submitted to the IRB for approval prior to initiation of the trial. Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if adverse events or other certain types of other changes occur.

Human clinical trials are typically conducted in three phases. A fourth, or post-approval, phase may include additional clinical studies. These phases generally include the following, and may be sequential, or may overlap or be combined:

●
Phase 1 clinical trials involve the initial introduction of the drug or biologic into human subjects. These studies are designed to determine the safety of usually single doses of the compound and determine any dose limiting intolerance, as well as evidence of the metabolism and pharmacokinetics of the drug in humans. For some products for severe or life-threatening diseases, especially if the product may be too toxic to administer to healthy humans, the initial clinical trials may be conducted in individuals having a specific disease for which use the tested product is indicated.

●
Phase 2 clinical trials usually involve studies in a limited patient population to evaluate the safety and efficacy of the drug or biologic for specific, targeted indications, to determine dosage tolerance and optimal dosage, and to identify possible adverse effects and safety risks.

●
In Phase 3, if a compound is found to be potentially effective and to have an acceptable safety profile in Phase 2 (or occasionally Phase 1) studies, the Phase 3 studies will be conducted to further confirm clinical efficacy, optimal dosage and safety within an expanded population which may involve geographically diverse clinical trial sites. Generally, but not always, two adequate and well-controlled Phase 3 clinical trials are required by the FDA for approval of a marketing application.

●
Phase 4 clinical trials are studies required of or agreed to by a sponsor that are conducted after the FDA has approved a product for marketing. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication and to document a clinical benefit in the case of drugs approved under accelerated approval regulations. If the FDA approves a product while a company has ongoing clinical trials that were not necessary for approval, a company may be able to use the data from these clinical trials to meet all or part of any Phase 4 clinical trial requirement. Failure to promptly conduct Phase 4 clinical trials where necessary could result in withdrawal of approval for products approved under accelerated approval regulations.

While Phase 1, Phase 2, and Phase 3 studies are generally required for approval of a marketing application, certain drugs and biologics may not require one or more steps in the process depending on other testing and the situation involved. Additionally, the FDA, an IRB, or the sponsor may stop testing at any time if results show patients being exposed to unnecessary health risks or overly dangerous side effects.  Prior to the initiation of a clinical trial or at any time during the conduct of studies with human subjects, the FDA may place a study on clinical hold where patients may not be enrolled until questions around potential safety issues with investigational products are addressed.

In addition, the manufacturer of an investigational drug in a Phase 2 or Phase 3 clinical trial for a serious or life-threatening disease is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for expanded access to such investigational drug.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the mechanism of action and physical characteristics of the drug and finalize a process for manufacturing the product in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product and, among other requirements, the manufacturer must develop methods for testing the identity, strength, quality, potency, and purity of the final product. Additionally, appropriate packaging must be selected and validated, and stability studies must be conducted to demonstrate that the product does not undergo unacceptable deterioration over its shelf life.

United States drug review and approval process

Following completion of clinical studies, the results are evaluated and, depending on the outcome, submitted to the FDA in the form of an NDA or BLA in order to obtain FDA approval of the product and authorization to commence commercial marketing. In responding to an NDA, the FDA may require additional testing or information, may require that the product labeling be modified, may impose a post-approval study and other commitments or reporting requirements or other restrictions on product distribution, or may deny the application.  The timing of final FDA review and action varies greatly but can take years in some cases and may involve the input of an FDA advisory committee of outside experts. Product sales in the United States may commence only when an NDA or BLA is approved.

FDA approval of a marketing application is required before marketing of the product may begin in the United States. The MA must include the results of product development, pre-clinical studies and clinical studies, together with other detailed information, including information on the chemistry, manufacture and controls utilized in manufacture of the product. In addition, a MA must also demonstrate purity, specifically in terms of showing that the final product does not contain extraneous material. The FDA has 60 days from its receipt of the MA to review the application to ensure that it is sufficiently complete for substantive review before accepting it for filing. The FDA may request additional information rather than accept an MA for filing. In this event, the MA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The submission of an MA is also subject to the payment of a substantial application fee (for FDA fiscal year 2022 this fee may exceed 3 million dollars, although a waiver of such fee may be obtained under certain limited circumstances, including when the drug that is subject of the application has received Orphan Drug Designation for the indication sought). Further, the sponsor of an approved MA is subject to an annual program fee, which for FDA fiscal year 2022 is $369,413 per prescription drug product. User fees typically increase annually. The approval process is lengthy and complex, and the FDA may refuse to approve an MA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data and information. Even if such data and information is submitted, the FDA may ultimately decide that the NDA or BLA does not satisfy the criteria for approval. The FDA may also refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee. The FDA reviews an application to determine, among other things, whether a product is safe and effective for its intended use. Before approving an MA, the FDA will inspect the facility or facilities where the product is manufactured to determine whether its manufacturing is cGMP–compliant to assure and preserve the product’s identity, potency, quality, purity and stability.

If the FDA’s evaluation of the marketing submission or manufacturing facilities is not favorable, the FDA will issue a complete response letter. The complete response letter outlines the deficiencies in the submission and often requires additional testing or information in order for the FDA to reconsider the application. Even after submitting this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. With limited exceptions, the FDA may withhold approval of a MA regardless of prior advice it may have provided or commitments it may have made to the sponsor.

Once an MA is approved, changes to the conditions of approval, including additional indications, are made by the submission of a supplement to the MA The supplemental NDA, or sNDA, or the supplemental BLA, or sBLA must contain all of the information necessary to support the change. In the case of a new indication, that information usually consists of at least one clinical trial, and often more. Like an MA, FDA determines whether the supplemental application is sufficiently complete to permit review before it is filed. FDA then reviews the supplemental application. The FDA can either approve or issue a complete response letter outlining the deficiencies.

Manufacturing Readiness

As part of the approval process, the FDA must inspect and approve each manufacturing facility. Among the conditions of approval is the requirement that a manufacturer’s quality control and manufacturing procedures conform to cGMP. Manufacturers must expend significant time, money and effort to ensure continued compliance, and the FDA conducts periodic inspections to verify compliance.  If we, or our contract manufacturers, fail to comply or cannot remedy regulator identified deficiencies, then we may be prohibited from marketing product.

If the FDA grants approval, the approval will be limited to those conditions and patient populations for which the product is safe and effective, as demonstrated through clinical studies. Further, a product may be marketed only in those dosage forms and for those indications approved in the MA. Certain changes to an approved MA, including, with certain exceptions, any significant changes to labeling, require approval of a supplemental application before the drug may be marketed as changed. Any products that we manufacture or distribute pursuant to FDA approvals are subject to continuing monitoring and regulation by the FDA, including compliance with cGMP and the reporting of adverse experiences with the drugs. The nature of marketing claims that the FDA will permit us to make in the labeling and advertising of our products will generally be limited to those specified in FDA approved labeling, and the advertising of our products will be subject to comprehensive monitoring and regulation by the FDA. Products whose review was accelerated may carry additional restrictions on marketing activities, including the requirement that all promotional materials are pre-submitted to the FDA. Claims exceeding those contained in approved labeling will constitute a violation of the FDCA. Violations of the FDCA or regulatory requirements at any time during the product development process, approval process, or marketing and sale following approval may result in agency enforcement actions, including corrective advertising, cessation of violative promotion, withdrawal of approval, recall, seizure of products, warning letters, injunctions, fines and/or civil or criminal penalties. Any agency enforcement action could have a material adverse effect on our business.

Failure to comply with applicable federal, state and foreign laws and regulations would likely have a material adverse effect on our business. In addition, federal, state and foreign laws and regulations regarding the manufacture and sale of new drugs are subject to future changes.

Post-approval requirements and consideration

Once a MA is approved, a product will be subject to certain post-approval requirements. For instance, the FDA closely regulates the post-approval marketing and promotion of drugs and biologics, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet. As a condition of MA approval, the FDA may also require a risk evaluation and mitigation strategy, or REMS, to help ensure that the benefits of the drug or biologic outweigh the potential risks. REMS can include medication guides, communication plans for the healthcare professionals, and other Elements to Assure Safe Use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug or biologic.

Drugs and biologics may be marketed only for the approved indications and in accordance with the provisions of the approved labeling. Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new MA supplement before the change can be implemented. An MA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing MA supplements as it does in reviewing MAs.

Adverse event reporting and submission of periodic reports is required following FDA approval of an MA. The FDA also may require post-marketing testing, known as Phase 4 testing, and surveillance to monitor the effects of an approved product or place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control as well as drug manufacture, packaging, and labeling procedures must continue to conform to cGMPs after approval. Drug and biologic manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA during which the agency inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.

Foreign regulatory requirements

In addition to regulation by the FDA and certain state regulatory agencies, we are also subject to a variety of foreign regulations governing clinical trials and the marketing of other products. Outside of the United States, our ability to market a product depends upon receiving a marketing authorization from the appropriate regulatory agencies. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. In any country, however, we will only be permitted to commercialize our products if the appropriate regulatory agency is satisfied that we have presented adequate evidence of safety, quality and efficacy. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must be obtained prior to the commencement of marketing of the product in those countries. The regulatory approval and oversight process in other countries includes all of the risks associated with regulation by the FDA and certain state regulatory agencies as described above.

Under the European Union regulatory system, applications for drug approval may be submitted either in a centralized or decentralized manner. Under the centralized procedure, a single application to the European Medicines Agency may lead to an approval granted by the European Commission which permits marketing of the product throughout the European Union. The decentralized procedure provides for mutual recognition of nationally approved decisions and is used for products that do not comply with requirements for the centralized procedure. Under the decentralized procedure, the holders of national marketing authorization in one of the countries within the European Union may submit further applications to other countries within the European Union, who will be requested to recognize the original authorization based on an assessment report provided by the country in which marketing authorization is held.

Pharmaceutical pricing and reimbursement

In both United States and foreign markets, our ability to commercialize our products successfully, and to attract commercialization partners for our products, depends in significant part on the availability of adequate financial coverage and reimbursement from third-party payors, including, in the United States, governmental payors such as Medicare and Medicaid, managed care organizations, private commercial health insurers and pharmacy benefit managers, or PBMs. Third party payors are increasingly challenging the prices charged for medicines and examining their cost effectiveness, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic or other studies in order to further demonstrate the value of our products. Even with the availability of such studies, our products may be considered less safe, less effective or less cost-effective than alternative products, and third-party payors may not provide coverage and reimbursement for our product candidates, in whole or in part.

Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental changes. There have been, and we expect there will continue to be, legislative and regulatory proposals to change the healthcare system in ways that could significantly affect our business, including the Patient Protection and Affordable Care Act of 2010 (the “Affordable Care Act”).

We anticipate that in the United States, Congress, state legislatures, and private sector entities will continue to consider and may adopt healthcare policies intended to curb rising healthcare costs. These cost containment measures could include:

●	controls on government-funded reimbursement for drugs;
●	mandatory rebates or additional charges to manufacturers for their products to be covered on Medicare Part D formularies;
●	controls on healthcare providers;
●	controls on pricing of pharmaceutical products, including the possible reference of the pricing of United States drugs to non-United States drug pricing for the same product;
●	challenges to the pricing of drugs or limits or prohibitions on reimbursement for specific products through other means;
●	reform of drug importation laws;
●	entering into contractual agreements with payors; and
●	expansion of use of managed-care systems in which healthcare providers contract to provide comprehensive healthcare for a fixed cost per person

We are unable to predict what additional legislation, regulations or policies, if any, relating to the healthcare industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation, regulations or policies would have on our business. Any cost containment measures, including those listed above, or other healthcare system reforms that are adopted may have a material adverse effect on our business prospects.

Further, the pricing of pharmaceutical products generally, and particularly the pricing of orphan drugs, has recently received scrutiny from the press and from members of Congress in both parties. Some members of the medical community have also made statements in the press on the pricing of orphan drugs. The impact of this scrutiny on the pricing of orphan drugs and other pharmaceutical products generally cannot be determined with any certainty at this time.

The Biologics Price Competition and Innovation Act of 2009, which was included in the Affordable Care Act, authorized the FDA to approve similar versions of innovative biologics, commonly known as biosimilars. Under the Affordable Care Act, a manufacturer may submit an application for licensure of a biologic product that is “biosimilar to” or “interchangeable with” a previously approved biologic product or “reference product.” Manufacturers may not submit an application for a biosimilar to the FDA until four years following approval of the reference product, and the FDA may not approve a biosimilar product until 12 years from the date on which the reference product was approved. Even if IRX-2 or any other biologic product we may acquire or in-license, if approved, are deemed to be reference products eligible for exclusivity, another company could market a competing version of that product if the FDA approves a full BLA for such product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of its product.

Orphan Drug Exclusivity

Some jurisdictions, including the United States and Europe, may designate drugs or biologic products for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983 (ODA), the FDA may grant orphan drug designation to drugs or biologic products intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a drug for this type of disease or condition will be recovered from sales in the United States for that drug. In the United States, orphan drug designation must be requested before submitting an application for marketing approval. An orphan drug designation does not shorten the duration of the regulatory review and approval process. The grant of an orphan drug designation request does not alter the standard regulatory requirements and process for obtaining marketing approval. Safety and efficacy of a product candidate must be established through adequate and well-controlled studies. If a product which has been granted orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to an orphan drug exclusivity period, which means the FDA may not approve any other application to market the same drug for the same disease or condition for a period of seven years, except in limited circumstances, such as where an alternative product demonstrates clinical superiority to the product with orphan exclusivity. In addition, holders of exclusivity for orphan drugs are expected to assure the availability of sufficient quantities of their orphan drugs to meet the needs of patients. Failure to do so could result in the withdrawal of marketing exclusivity for the drug.

The orphan drug exclusivity contained in the ODA has been the subject of recent scrutiny from the press, from some members of Congress and from some in the medical community. There can be no assurance that the exclusivity granted in ODA to orphan drugs approved by the FDA will not be modified in the future, and as to how any such change might affect our products.

The European Orphan Drug Regulation is considered for drugs intended to diagnose, prevent or treat a life-threatening or very serious condition afflicting five or fewer per 10,000 people in the EU, including compounds that for serious and chronic conditions would likely not be marketed without incentives due to low market return on the sponsor’s development investment. The medicinal product considered should be of significant benefit to those affected by the condition. Benefits of being granted Orphan Medicinal Product Designation are significant, including ten years of marketing exclusivity and a potential two-year extension. The EU Community and Member States may not accept or grant for ten years a new marketing authorization or application for another drug for the same therapeutic indication as the orphan drug, although the ten-year period can be reduced to six years if, after the end of the fifth year, available evidence establishes that the product is sufficiently profitable not to justify maintenance of the marketing exclusivity. A supplementary protection certificate may extend the protection six months beyond patent expiration if that is later than the orphan drug exclusivity period. To apply for the supplementary protection, a pediatric investigation plan, or PIP, must be included in the market application. In Europe all drugs now seeking marketing authorization need to have a PIP agreed with the European Medicines Agency (EMA) before it can be approved, even if it is a drug being developed specifically for a pediatric indication. If a product is developed solely for use in the pediatric population, then a Pediatric Use Marketing Authorization, or PUMA, may provide eight years of data exclusivity and ten years of marketing exclusivity.

Fast Track Designation and Accelerated Approval

The FDA is required to facilitate the development, and expedite the review, of drugs or biologics that are intended for the treatment of a serious or life-threatening disease or condition for which there is no effective treatment and which demonstrate the potential to address unmet medical needs for the condition. Under the fast-track program, the sponsor of a new product candidate may request that FDA designate the product candidate for a specific indication as a fast-track drug concurrent with, or after, the filing of the IND for the product candidate. FDA must determine if the product qualifies for fast-track designation within 60 days of receipt of the sponsor’s request.

Under the fast track program and FDA’s accelerated approval regulations, FDA may approve a product for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments.

In clinical trials, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions, or survives. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. A product approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, will allow FDA to withdraw the product from the market on an expedited basis. All promotional materials for products approved under accelerated regulations are subject to prior review by FDA.

In addition to other benefits such as the ability to use surrogate endpoints and engage in more frequent interactions with FDA, FDA may initiate review of sections of a fast-track drug’s MA before the application is complete. This rolling review is available if the applicant provides, and FDA approves, a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, FDA’s time period goal for reviewing an application does not begin until the last section of the MA is submitted. Additionally, the fast-track designation may be withdrawn by the FDA if they believe that the designation is no longer supported by data emerging in the clinical trial process.

Priority Review

Under FDA policies, a product candidate is eligible for priority review, or review within a six to eight-month time frame from the time a complete MA is submitted, if the product candidate is intended for the treatment, diagnosis, or prevention of a serious or life-threatening condition, demonstrates the potential to address an unmet medical need, or provides a significant improvement compared to marketed drugs.

Disclosure of clinical trial information

Sponsors of clinical trials of FDA-regulated products, including drugs, are required to register and disclose certain clinical trial information. Information related to the product, patient population, phase of investigation, study sites and investigators, and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of results of these trials can be delayed in certain circumstances for up to two years after the date of completion of the clinical trial. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs. Finally, there can be no assurance that fast track designation will result in a faster review process.

Anti-Kickback, False Claims Laws, Stark Law & the Prescription Drug Marketing Act

In addition to FDA restrictions on marketing of pharmaceutical products, other state and federal laws have been applied to restrict certain marketing practices in the pharmaceutical industry in recent years. These laws include anti-kickback prohibition, statutes and false claims statutes. The federal healthcare program Anti-Kickback Statute, or Anti-Kickback Statute, prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and patients, prescribers, purchasers and formulary managers on the other. Violations of the Anti-Kickback Statute are punishable by imprisonment, criminal fines, civil monetary penalties, and exclusion from participation in federal healthcare programs. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor.

Federal false claims laws prohibit, among other things, any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid. Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, certain marketing practices, including off-label promotion, may also violate false claims laws. The majority of states also have statutes or regulations similar to the Anti-Kickback Statute and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer.

Federal law includes a provision commonly known as the “Stark Law.” This law prohibits a physician (defined to include a doctor of medicine or osteopathy, a doctor of dental surgery or dental medicine, a doctor of podiatric medicine, a doctor of optometry, or a chiropractor) from referring Medicare and Medicaid patients to certain types of entities with which the physician or any of the physician’s immediate family members have a financial relationship, unless an exception to the law’s prohibition is met. Subject to adherence to their respective criteria requirements, the self-referral prohibition contains a number of exceptions, including exceptions covering employment or independent contractor arrangements, space and equipment leases, and recruitment agreements.  Sanctions within the Stark Law include significant civil penalties including over $25,000 for each violation, over $169,000 for schemes to circumvent the Stark Law restrictions, and up to $10,000 for each day an entity fails to report required information and exclusion from the federal healthcare programs.  Violations of the Stark Law may also result in payment denials, false claim recoveries, civil monetary penalties, and/or federal program exclusion.  Further, several states have enacted statutes similar in scope and purpose to the Stark Law. These state laws may mirror the federal Stark Law or may be different in scope. The available guidance and enforcement activity associated with such state laws varies considerably.

The Physician Payments Sunshine Act, created under the ACA, and its implementing regulations require manufacturers of approved prescription drugs, devices, biologics, and medical supplies, for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually collect and report information on payments or transfers of value to physicians and teaching hospitals, as well as investment interests held by physicians and their immediate family members. The information reported each year is made publicly available on a searchable website. Failure to submit required information may result in civil monetary penalties.

In addition, several states now require prescription drug companies to report expenses relating to the marketing and promotion of drug products and to report gifts and payments to individual physicians in these states. Other states prohibit various other marketing-related activities. Still other states require the posting of information relating to clinical studies and their outcomes. In addition, California, Connecticut, Nevada, and Massachusetts require pharmaceutical companies to implement compliance programs and/or marketing codes. Several additional states are considering similar proposals. Compliance with these laws is difficult and time consuming, and companies that do not comply with these state laws face civil penalties.

Prescription drug advertising is subject to federal, state and foreign regulations. In the United States, the FDA regulates prescription drug promotion, including direct-to-consumer advertising. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use. Any distribution of prescription drug products and pharmaceutical samples must comply with the United States Prescription Drug Marketing Act, or PDMA, a part of the FDCA. In addition, Title II of the Federal Drug Quality and Security Act of 2013, known as the Drug Supply Chain Security Act, or DSCSA, has imposed new “track and trace” requirements on the distribution of prescription drug products by manufacturers, distributors, and other entities in the drug supply chain. The DSCSA requires product identifiers (i.e., serialization) on prescription drug products in order to eventually establish an electronic interoperable prescription product system to identify and trace certain prescription drugs distributed in the United States and preempts existing state drug pedigree laws and regulations on this topic. The DSCSA also establishes new requirements for the licensing of wholesale distributors and third-party logistic providers. The FDA is the process of finalizing regulations addressing wholesale distributors and third-party logistics providers. We serialize our product at both the package and homogeneous case level, pass serialization and required transaction information to our customers, and believe that we comply with all such requirements.

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, sets standards governing the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information that is stored or transmitted electronically.  These include standards for common healthcare transactions, such as: claims information, plan eligibility, payment information and the use of electronic signatures; unique identifiers for providers, employers, health plans and individuals; and security, privacy, breach notification and enforcement.  HIPAA transaction regulations establish form, format and data content requirements for most electronic healthcare transactions, such as healthcare claims that are submitted electronically. The HIPAA privacy regulations establish comprehensive requirements relating to the use and disclosure of protected health information. The HIPAA security regulations establish minimum standards for the protection of protected health information that is stored or transmitted electronically. The HIPAA breach notification regulations establish the applicable requirements for notifying individuals, the HHS, and the media in the event of a data breach affecting protected health information. Violations of the privacy, security and breach notification regulations are punishable by civil and criminal penalties.

In addition to the federal HIPAA regulations, most states also have laws that regulate the collection, storage, use, retention, security, disclosure, transfer and other processing of health information and other confidential, sensitive and personal data. Certain of these laws grant individuals rights with respect to their information, and we may be required to expend significant resources to comply with these laws. For example, various states, such as California and Massachusetts, have implemented privacy laws and regulations, such as the California Confidentiality of Medical Information Act, that impose restrictive requirements regulating the use and disclosure of personally identifiable information, including protected health information. These laws in many cases are more restrictive than, and may not be preempted by, the HIPAA rules and may be subject to varying interpretations by courts and government agencies.

Competition

We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, universities and other research institutions. Many of our competitors have significantly greater financial, manufacturing, marketing, product development, technical and human resources than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing, obtaining marketing approvals, recruiting patients and manufacturing pharmaceutical products. Some of these companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development, and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we develop obsolete. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. As a result of all of these factors, our competitors may succeed in obtaining patent protection and/or marketing approval or discovering, developing and commercializing products in our field before we do.

There are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. These treatments consist both of small molecule drug products, such as traditional chemotherapy, as well as novel immunotherapies. Our commercial opportunities could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe effects, are more convenient, have a broader label, are marketed more effectively, are reimbursed or are less expensive than any products that we may develop. Our competitors also may obtain FDA, European Medicines Agency (“EMA”) or other marketing approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Even if the product candidates we develop achieve marketing approval, they may be priced at a significant premium over competitive products if any have been approved by then, resulting in reduced competitiveness.

Human Capital Resources

Employees

We perform in a highly competitive industry and recognize that our continued success relies upon our ability to attract, develop and retain a diverse team of talented individuals. We place high value on the satisfaction and well-being of our employees and operate with fair labor standards and industry-competitive compensation and benefits. As of April 12, 2022, we have ten full-time employees, which includes five research and development positions and five administrative positions. None of our employees are covered by collective bargaining agreements.

Compensation, Benefits and Development

Our approach to employee compensation and benefits is designed to deliver cash, equity and benefit programs that are competitive with those offered by leading companies in the biotechnology and pharmaceutical industries to attract, motivate and retain talent with a focus on encouraging performance, promoting accountability and adherence to our values and alignment with the interests of our stockholders.

Our base pay program aims to compensate staff members relative to the value of the contributions of their role, which takes into account the skills, knowledge and abilities required to perform each position, as well as the experience brought to the job. We may also provide our employees with opportunities to earn cash and equity incentive compensation to reward the achievement of company-wide goals that are established annually and designed to drive aspects of our strategic priorities that support and advance our strategy across our company. Our employees are also eligible for the grant of equity awards under our long-term incentive program that are designed to align interests of our employees with that of our stockholders.  All employees also participate in a regular performance measurement process through which staff receive performance and development feedback, which is taken into account in determining annual compensation.

Our benefit programs are generally broad-based, promote health and overall well-being and emphasize saving for retirement. All employees are eligible to participate in the same health and retirement savings plans.

Code of Business Conduct and Ethics

We are committed to conducting business in accordance with the highest ethical standards. Our Code of Conduct and Ethics emphasizes the importance of integrity, honesty, forthrightness, respect and fairness.  Our Code of Conduct and Ethics applies to all our employees, including those who are integrated into the Company through acquisitions.

Health, Safety and Well-Being

We actively promote the safety, health and well-being of our employees. We have continued to focus on employee safety throughout the COVID-19 pandemic by implementing extensive safety measures, including without limitation, on-site COVID-19 testing protocols and flexible remote working options for most of our employees.

ITEM 1A.	Risk Factors

Our business, financial condition and operating results can be affected by many factors, whether currently known or unknown, many of which are not exclusively within our control, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our financial condition and operating results to differ materially from historical or anticipated future financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price. We urge investors to carefully consider the risk factors described below in evaluating our stock and the information in this Annual Report on Form 10-K, including the consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Risks Related to Ownership of our Common Stock

We have a limited operating history and have never generated any product revenue.

We are a clinical-stage biopharmaceutical company with a limited operating history. We were formed on September 27, 2018, for the purpose of consummating a business combination with IRX Therapeutics, Inc., which business combination was consummated on November 6, 2018. Since inception, we have incurred significant net losses. As of December 31, 2021, we had an accumulated deficit of approximately $159.7 million. Since inception, we have financed our operations with capital contributions from the former beneficial holders of Brooklyn LLC’s Class A membership interests, as well as through the sale of our securities under the Purchase Agreements with Lincoln Capital and in connection with the PIPE Transaction.

Our ability to generate product revenue and become profitable depends upon our ability to successfully complete the development of, and obtain the necessary regulatory approvals for, our product candidates in development, including IRX-2. We have never been profitable, have no products approved for commercial sale, and have not generated any product revenue. It is possible that none of our product candidates will be approved for marketing. Failure to obtain regulatory approvals, or delays in obtaining regulatory approvals, may adversely affect the successful commercialization of any drugs or biologics that Brooklyn or its partners develop, may impose additional costs on us or our collaborators, may diminish any competitive advantages that we or our partners may attain, and/or may adversely affect our receipt of revenues or royalties.

Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses, or when or if we will be able to achieve or maintain profitability. Neither will we be able to predict the state of market competition which would adversely affect our potential revenues from product sales. Our expenses could increase beyond expectations if we are required by the FDA or comparable non-U.S. regulatory authorities to perform studies or clinical trials in addition to those that we currently anticipate. Even if any of our product candidates is approved for commercial sale, we anticipate incurring significant costs associated with their commercial launch. If we cannot successfully execute any one of the foregoing, our business may not succeed, and your investment will be negatively impacted.

Furthermore, we sometimes estimate for planning purposes the timing of the accomplishment of various scientific, clinical, regulatory and other product development objectives. These milestones may include our expectations regarding the commencement or completion of scientific studies, clinical trials, the submission of regulatory filings or commercialization objectives. From time to time, we may publicly announce the expected timing of some of these milestones, such as the completion of an ongoing clinical trial, the initiation of other clinical programs, the receipt of marketing approval or a commercial launch of a product. The achievement of many of these milestones may be outside of our control. All of these milestones are based on a variety of assumptions, which may cause the timing of achievement of the milestones to vary considerably from our estimates. If we fail to achieve milestones in the timeframes we expect, the commercialization of our product candidates may be delayed, we may not be entitled to receive certain contractual payments, which could have a material adverse effect on our business, financial position, results of operations and future growth prospects.

We may not be successful in our efforts to identify and acquire or in-license additional product candidates, or to enter into collaborations or strategic alliances for the development and commercialization of any such future product candidates.

We may seek to identify and acquire or in-license novel product candidates. The process by which we identify them may fail to yield product candidates for clinical development for a number of reasons, including those discussed in these risk factors and also:

●
potential product candidates may, upon further study, be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance;

●	potential product candidates may not be effective in treating their targeted diseases; or
●
the acquisition or in-licensing transactions can entail numerous operational and functional risks, including exposure to unknown liabilities, disruption of our business, or incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs, higher than expected acquisition or integration costs.

We may choose to focus our efforts and resources on a potential product candidate that ultimately proves to be unsuccessful. We also cannot be certain that, following an acquisition or in-licensing transaction, we will achieve the revenue or specific net income that justifies such transaction. Further, time and resources spent identifying, acquiring and developing potential product candidates may distract management’s attention from our primary business or other development programs. Additional product candidates will require additional, time-consuming development efforts prior to commercial sale, including preclinical studies, clinical trials and approval by the FDA and/or applicable foreign regulatory authorities. All product candidates are prone to the risks of failure that are inherent in pharmaceutical product development. If we are unable to identify and acquire suitable product candidates for clinical development, this would adversely impact our business strategy, financial position and share price.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we intend to focus on developing product candidates for specific indications that we identify as most likely to succeed, in terms of both their potential for marketing approval and commercialization, and there can be no assurance that the products we focus on will succeed. Because we must decide where to focus our resources, we may forego or delay pursuit of opportunities with other product candidates or for other indications that may later prove to have greater commercial potential.

Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to the product candidate.

International expansion of our business exposes us to business, legal, regulatory, political, operational, financial and economic risks associated with conducting business outside of the United States.

Part of our business strategy involves potential expansion internationally with third-party collaborators to seek regulatory approval for our product candidates outside the United States. Doing business internationally involves a number of risks, including but not limited to:

●
multiple conflicting and changing laws and regulations such as tax laws, export and import restrictions, employment laws, anti-bribery and anti-corruption laws, regulatory requirements and other governmental approvals, permits and licenses;

●	failure by us or our collaborators to obtain appropriate licenses or regulatory approvals for the sale or use of IRX-2 or any other product candidate we may acquire or in license;
●	difficulties in managing foreign operations;
●	complexities associated with managing multiple payor-reimbursement regimes or self-pay systems;
●	financial risks, such as longer payment cycles, difficulty enforcing contracts and collecting accounts receivable and exposure to foreign currency exchange rate fluctuations;
●	reduced protection for intellectual property rights;
●	natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions; and
●
failure to comply with the United States Foreign Corrupt Practices Act, or FCPA, including its books and records provisions and its anti-bribery provisions, the United Kingdom Bribery Act 2010, or U.K. Bribery Act, and similar anti-bribery and anti-corruption laws in other jurisdictions, for example by failing to maintain accurate information and control over sales or distributors’ activities.

Any of these risks, if encountered, could significantly harm our future international expansion and operations and consequently, negatively impact its financial condition, results of operations and cash flows.

If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive pharmaceuticals industry depends in large part upon the ability to attract highly qualified managerial, scientific and medical personnel. In order to induce valuable employees to remain with us, we intend to provide employees with stock options that vest over time. The value to employees of stock options that vest over time will be significantly affected by movements in the price of the common stock that it will not be able to control and may at any time be insufficient to counteract more lucrative offers from other companies.

Our management team has expertise in many different aspects of drug development. However, we will need to hire additional personnel as we continue to develop our product candidates. Competition for skilled personnel in the pharmaceutical industry is intense and competition for experienced scientists may limit our ability to hire and retain highly qualified personnel on acceptable terms. Despite our efforts to retain valuable employees, members of our management, scientific and medical teams may terminate their employment with us on short notice. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level, and senior managers as well as junior, mid-level, and senior scientific and medical personnel.

Other pharmaceutical companies with which we compete for qualified personnel have greater financial and other resources, different risk profiles, and a longer history in the industry than we do. Other pharmaceutical companies also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what Brooklyn has to offer. If we are unable to continue to attract and retain high-quality personnel, the rate and success at which we can develop and commercialize product candidates would be limited.

Risks Related to our Financial Position and Capital Requirements

We expect to incur significant losses for the foreseeable future and may never achieve or maintain profitability.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or fail to become commercially viable. We have never generated any product revenue, and we cannot estimate with precision the extent of our future losses. We do not currently have any products that are available for commercial sale, and we may never generate product revenue or achieve profitability.

We expect that our research and development expenses in connection with our development programs for product candidates will continue to be significant. In addition, as we prepare for and if we obtain regulatory approval for any of our product candidates, we expect to incur increased sales, marketing and manufacturing expenses. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. These losses have harmed and will continue to harm our results of operations, financial position and working capital.

There can be no assurance that we will be profitable even if we successfully commercialize IRX - 2 or any other product candidate we may acquire or in-license (including any products that may be developed from the licensed technology with Factor and Novellus, Ltd.). If we do successfully obtain regulatory approval to market any of our product candidates, our revenue will be dependent upon, in part and among other things, the size of the markets in the territories for which we gain regulatory approval, the number of competitors in such markets, the accepted price for any such product candidate and whether we own the commercial rights for those territories. If the indication approved by regulatory authorities is narrower than we expect, or the treatment population is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of any of our product candidates, even if approved. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Failure to become and remain profitable may adversely impact the market price of the common stock and our ability to raise capital and continue operations.

We own only a 25% interest in NoveCite, Inc., and that interest may be diluted unless we invest additional funds.

In July 2021, we acquired 25% of the outstanding common stock of NoveCite, Inc. As a result, we will only be entitled to a portion of any benefits that flow from the development by NoveCite, Inc. of any product candidates. In the event that NoveCite, Inc. issues additional equity securities in the future, our percentage ownership would be diluted unless we were to invest additional funds. Dilution of our equity ownership would decrease our portion of any benefit that might be derived from a NoveCite, Inc. product candidate’s successful development. If we were to determine that it would be in the best interests of our company and stockholders to invest additional amounts in NoveCite, Inc. to prevent dilution of our interests, the required funds may not be available to us on reasonable terms, or at all.

We may not generate the expected benefits of our Acquisition and it could disrupt our ongoing business, distract our management and increase our expenses.

We entered into the Acquisition Agreement to acquire all the outstanding equity interests of Novellus, Inc. and Novellus, Ltd., which we collectively refer to as Novellus, with the expectation that the Acquisition will result in various benefits, including accelerating our research and development efforts in the gene editing and mRNA spaces. Achieving the anticipated benefits of the Acquisition is subject to a number of uncertainties, including whether our business and the business of Novellus can be integrated in an efficient and effective manner. We cannot assure you that we will be able to accurately forecast the performance or ultimate impact of the Acquisition.

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

We have incurred and will continue to incur non-recurring expenses in connection with the Acquisition, including legal, accounting and other expenses. Additional unanticipated costs may be incurred following consummation of the Acquisition during the integration of the business of Novellus into our business. We cannot be certain that the realization of efficiencies related to the integration of Novellus will offset in the near term, or at all, the transaction and integration costs of the Acquisition and any losses from undiscovered liabilities not covered by indemnification provisions from the sellers of Novellus under the Acquisition Agreement or otherwise.

We may acquire businesses, assets or products, or form strategic alliances, in the future, and we may not realize the benefits of such acquisitions.

We may acquire additional businesses, assets or products, form strategic alliances or create joint ventures with third parties that we believe will complement or augment our existing business. If we acquire businesses with promising markets or technologies, we may not be able to realize the benefit of acquiring such businesses if we are unable to successfully integrate them with our existing operations and company culture. We may encounter numerous difficulties in developing, manufacturing and marketing any new acquisition. Difficulties may prevent us from realizing its expected benefits or enhancing our business. We cannot assure you that, following any such acquisition, we will achieve the expected synergies to justify the transaction.

We will require substantial additional capital to fund our operations, and if we fail to obtain the necessary financing, we may not be able to complete the development and commercialization of any of our product candidates.

Brooklyn expects to spend substantial capital to complete the development of, seek regulatory approvals for and commercialize IRX-2, perhaps with development partners, as well as any of other product candidate it may develop. We will require additional capital to complete the development and potential commercialization of our product candidates. Because the length of time and activities associated with successful development of our product candidates are highly uncertain, we are unable to estimate with certainty the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

●	the timing, progress, costs and results of our INSPIRE trial for the treatment of squamous cell cancer of the head and neck;
●
the costs of any other clinical trials we may initiate, including the costs to conduct the study and to produce the supply of product that may be required for our own studies or for investigator-sponsored studies;

●	the outcome, timing and cost of meeting regulatory requirements established by the FDA and other comparable foreign regulatory authorities;
●	the cost of filing, prosecuting, defending and enforcing its patent claims and other intellectual property rights;
●	the cost of defending potential intellectual property disputes, including patent infringement actions brought by third parties against it or any of its current or future product candidates;
●	the effect of competing market developments;
●	the cost and timing of completion of commercial-scale manufacturing activities;
●	the cost of establishing sales, marketing and distribution capabilities for our products in regions where we choose to commercialize our products on our own; and
●	the initiation, progress, timing and results of the commercialization of our product candidates, if approved for commercial sale.

Based on currently available information and our ongoing operations, we believe that our existing cash, inclusive of the funding committed by certain beneficial holders of Brooklyn LLC’s Class A membership interests and received under the Purchase Agreements with Lincoln Capital and in connection with the PIPE Transactions, will not be sufficient for us to fund our operating expenses and capital expenditure requirements through the twelve-month period subsequent to the issuance date of this report.  We intend to raise additional sources of capital, which could be in the form of debt, grants or equity.  We cannot be certain that additional capital will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of any product candidate, or potentially discontinue operations altogether. In addition, attempting to secure additional capital may divert the time and attention of our management from day-to-day activities and harm its product candidate development efforts. Because of the numerous risks and uncertainties associated with the development and potential commercialization of its product candidates, we are unable to estimate the amounts of increased capital outlays, operating expenditures and capital requirements associated with its current product development programs.

Raising additional funds by issuing equity securities may cause dilution to existing holders, raising additional funds through debt financings may involve restrictive covenants, and raising funds through lending and licensing arrangements may restrict our operations or require us to relinquish proprietary rights.

We expect that significant additional capital will be needed in the future to continue our planned operations. Until such time, if ever, that we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, strategic alliances and license and development agreements or other collaborations. To the extent that we raise additional capital by issuing equity securities, existing stockholder ownership may experience substantial dilution, and the securities may include preferred shares with liquidation or other preferences that could harm the rights of a common stockholder.

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to its technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate its product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise develop and market themselves.

Risks Related to our Business and Industry

We face business disruption and related risks resulting from the pandemic of the novel coronavirus (COVID-19), which could have a material adverse effect on our business plan.

The development of our product candidates has been, and could continue to be, disrupted and materially adversely affected by past and continuing impacts of the COVID-19 pandemic. This is largely a result of measures imposed by the governments and hospitals in affected regions, businesses and schools were suspended due to quarantines intended to contain this outbreak. The spread of COVID-19 from China to other countries resulted in the Director General of the World Health Organization declaring COVID-19 a pandemic in March 2020. While the constraints of the pandemic are being lifted, we are still assessing the longer-term impact of the COVID-19 pandemic on our development plans, and on the ability to conduct our clinical trials. COVID-19 could continue to disrupt production and cause delays in the supply and delivery of products used in our operations, may affect our operations, including the conduct of clinical studies, or the ability of regulatory bodies to grant approvals or supervise our candidates and products, may further divert the attention and efforts of the medical community to coping with the COVID-19 and disrupt the marketplace in which we operate and may have a material adverse effects on our operations. COVID-19 may also affect our employees and employees and operations at suppliers that may result in delays or disruptions in supply. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock. Additionally, if the COVID-19 pandemic has a significant impact on our business and financial results for an extended period of time, our liquidity and cash resources could be negatively impacted. The extent to which the COVID-19 pandemic and ongoing global efforts to contain its spread will impact our operations will depend on future developments, which are highly uncertain, and include the duration, severity and scope of the pandemic and the actions taken to contain or treat the COVID-19 pandemic. Further, the specific clinical outcomes, or future pandemic related impacts of emerging COVID-19 variants cannot be reliably predicted.

Our business and operations would suffer in the event of system failures, cyber-attacks or a deficiency in our cyber-security.

Our computer systems, as well as those of various third parties on which it relies, may sustain damage from computer viruses, unauthorized access, data breaches, phishing attacks, cybercriminals, natural disasters (including hurricanes and earthquakes), terrorism, war and telecommunication and electrical failures. We rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies or breaches. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development and other programs. For example, the loss of nonclinical or clinical trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the further development of any product candidate could be delayed.

We are substantially dependent on the success of our internal development programs and our product pipeline candidates may not successfully complete clinical trials, receive regulatory approval or be successfully commercialized.

Our future success will depend heavily on the success of our development of IRX-2, successful clinical development of our in-licensed cell and gene therapy technologies and any other products we may acquire, license or develop (including any products that may be developed from the licensed technology if Brooklyn exercises its option to license certain technology from Novellus). We expect to continue our efforts and expenditures related to the continued clinical evaluation of our lead product candidate, IRX-2, and the monotherapy and combination studies related thereto. We expect to continue our efforts towards the commercialization of such product candidates following regulatory approval, if received. Additionally, we expect to devote substantial resources and efforts to the preclinical and clinical evaluation of new cell and gene therapy product platforms that we may acquire or in-license (including any products that may be developed from the licensed technology with Factor and Novellus, Ltd.). Accordingly, our business currently depends heavily on the successful completion of our clinical trials for its product candidates and subsequent regulatory approval and commercialization of such product candidates. Our ability to successfully commercialize IRX-2 and any other product we may acquire, license or develop, will depend on, among other things, our ability to:

●	successfully complete pre-clinical studies and clinical trials deemed adequate by regulatory authorities and obtain and maintain regulatory approval for the marketing of our product candidates;
●	receive regulatory approvals from the FDA, the EMA and other similar regulatory authorities;
●
establish and maintain collaborations with third parties for the development and/or commercialization of our product candidates, or otherwise build and maintain strong development, sales, distribution and marketing capabilities that are sufficient to develop products and launch commercial sales of any approved products, including establishing sales, marketing and distribution systems for our product candidates;

●	obtain coverage and adequate reimbursement from payors such as government health care systems, pharmacy benefit managers, and insurance companies and achieve commercially attractive levels of pricing;
●	secure acceptance of our product candidates from physicians, health care payors, patients and the medical community;
●
produce, through a validated process, in manufacturing facilities inspected and approved by regulatory authorities, including the FDA, sufficiently large quantities of our product candidates to permit successful commercialization;

●	manage our spending as expenses increase due to government mandated post-approval clinical trials and commercialization;
●	obtain and enforce sufficient intellectual property rights for any approved products and product candidates, maintain, expand and protect our intellectual property portfolio;
●
add operational, financial, and management information systems; personnel, including personnel to support its clinical, manufacturing and planned future commercialization efforts and operations as a public company;

●	conduct internal or contract manufacturing meeting specifications and in compliance with applicable cGMPs; and

●
initiate and continue relationships with third-party suppliers and manufacturers or continue to further develop our own manufacturing capabilities and have commercial quantities of our product candidates manufactured at acceptable cost and quality levels and in compliance with the FDA and other regulatory requirements.

Conducting pre-clinical studies in animals and clinical studies in humans is a lengthy, time-consuming, and expensive process. In order to obtain FDA approval to market a new pharmaceutical product, we must demonstrate proof of safety and efficacy of the product. We cannot be certain that our clinical trials for our product candidates will be successful or that any of our product candidates will receive approval from the FDA, the EMA or any other comparable regulatory authority.

The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of products are, and will remain, subject to extensive regulation by the FDA and other regulatory authorities in the United States and in other countries that each have differing regulations. While we have submitted an IND in the United States and comparable drug approval filings with certain foreign regulatory authorities, the timing of the filing for marketing approval in the United States or comparable filing in other nations is unknown. We must provide these regulatory authorities with data from preclinical studies and clinical trials that demonstrate our product candidates are safe and effective for specific indications before they can be approved for commercial distribution. Securing regulatory approval requires the submission of extensive preclinical, nonclinical and clinical data and other supporting information for each proposed therapeutic indication, in order to establish the product’s safety and efficacy for each intended use. In the case of biologics the data must also include potency and purity for each product.  There are risks associated with this process that may include:

●	preclinical studies and clinical trials are long, expensive and unpredictable processes that can be subject to extensive delays;
●	we cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all;
●
it may take several years and require significant expenditures to complete the preclinical studies and clinical trials necessary to commercialize a product candidate, and delays or failure are inherently unpredictable and can occur at any stage.

●
we may also be required to conduct additional clinical trials or other testing of our product candidates beyond the trials and testing that we contemplate, which may lead to us incurring additional unplanned costs or result in delays in clinical development;

●	we may be required to redesign or otherwise modify our plans with respect to an ongoing or planned clinical trial and changing the design of a clinical trial can be expensive and time consuming; and
●
an unfavorable outcome in one or more trials would be a major setback for our product candidates and for us. It may require us to delay, reduce the scope of or eliminate one or more product development programs, which could have a material adverse effect on our business, financial position, results of operations and future growth prospects.

In order to obtain FDA approval to market a new pharmaceutical product, we must demonstrate proof of safety and efficacy of the product in humans. To meet these requirements, we must conduct “adequate and well controlled” clinical studies.  The length of time to complete these studies may vary substantially according to the type, complexity, novelty, and intended use of the product candidate, and often can be several years or more per study. We cannot be certain that our clinical trials for our product candidates will be successful or that any of our product candidates will receive approval from the FDA, the EMA or any other comparable regulatory authority. Of the large number of drugs in development in the pharmaceutical industry, only a small percentage result in the submission of a new drug marketing application to the FDA and even fewer are approved for commercialization. The FDA or other foreign regulatory authorities may delay, limit or deny approval of any of our product candidates for many reasons, including:

●
We may not be able to demonstrate that any product candidate is safe or effective as a treatment for any of our currently or future targeted indications to the satisfaction of the FDA or other relevant regulatory authorities.

●
The relevant regulatory authorities may require additional pre-approval studies or clinical trials which would increase our costs and prolong development timelines or could grant conditional approval with a requirement to perform additional studies at a significant cost.

●	The results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA or other relevant regulatory authorities for marketing approval.
●
The FDA or other relevant regulatory authorities may disagree with the number, design, size, conduct or implementation of our clinical trials, including the design of its future pivotal Phase 3 clinical trials.

●
Contract Research Organizations (“CROs”) that we may retain to conduct clinical trials may take actions outside of our control, or otherwise commit errors or violations of protocols, that adversely impact our clinical trials and ability to obtain market approvals.

●
The FDA or other relevant regulatory authorities may not find the data from nonclinical studies or clinical trials sufficient to demonstrate that the clinical and other benefits of these products outweigh their safety risks.

●
The FDA or other relevant regulatory authorities may disagree with our interpretation of data or significance of results from the nonclinical studies and clinical trials of IRX - 2 or any other product candidate we may acquire or in-license or may require that it conduct additional studies.

●	The FDA or other relevant regulatory authorities may not accept data generated from our clinical trial sites.
●
If our MA or other foreign application is reviewed by an advisory committee, the FDA or other relevant regulatory authority, may have difficulties scheduling an advisory committee meeting in a timely manner or the advisory committee may recommend against approval of such application or may recommend that the FDA or other relevant regulatory authority require, as a condition of approval, additional nonclinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions.

●	The FDA or other relevant regulatory authorities may require development of a REMS, or its equivalent, as a condition of approval.
●	The FDA or other relevant regulatory authorities may require additional post-marketing studies and/or a patient registry, which would be costly.
●
The FDA or other relevant regulatory authorities may find the chemistry, manufacturing and controls data insufficient to support the quality of IRX - 2 or any other product candidate we may acquire or in-license.

●
The FDA or other relevant regulatory authorities may identify deficiencies in the manufacturing processes or facilities of our third-party manufacturer or our own manufacturing processes or facilities.

●	The FDA or other relevant regulatory authorities may change their approval policies or adopt new regulations.

Many of the factors that cause or lead to a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of marketing approval for our product candidates. The FDA, EMA or any other comparable regulatory authority may disagree with our clinical trial design and our interpretation of data from clinical trials or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials. In connection with clinical trials of our product candidates, we face a number of risks, including risks that:

●	a product candidate is ineffective or inferior to existing approved products for the same indications;
●	patients may die or suffer adverse effects for reasons that may or may not be related to the product candidate being tested;
●	a product candidate causes or is associated with unacceptable toxicity or has unacceptable side effects;
●	the results may not confirm the positive results of earlier trials;
●	we are unable to manufacture sufficient quantities of stable and qualified materials under cGMP for use in clinical studies;
●	we fail to recruit a sufficient number of patients or we have slower than expected rates of patient recruitment;
●	modification of clinical study protocols is necessary;
●	there may be changes in regulatory requirements for clinical studies;
●	there is a lack of effectiveness during clinical studies;
●	there is an emergence of unforeseen safety issues;
●	there may be delays, suspension, or termination of the clinical studies due to the IRB responsible for overseeing the study at a particular study site;

●	there could be government or regulatory delays or “clinical holds” requiring suspension or termination of the studies; and
●	our collaborators may be unable or unwilling to perform under their contracts.

Delays associated with products for which we are directly conducting clinical studies may cause us to incur additional operating expenses.  An unfavorable outcome in one or more trials would be a major setback for our product candidates and for us. It may require us to delay, reduce the scope of or eliminate one or more product development programs, which could have a material adverse effect on our business, financial position, results of operations and future growth prospects.

Furthermore, even if we do receive regulatory approval to market our product candidates, any such approval may be subject to limitations on the indicated uses or patient populations for which we may market the product.

The failure of clinical studies to demonstrate safety and effectiveness for the desired indications could harm the development of that product candidate and other product candidates. This failure could cause us to abandon a product candidate and could delay development of other product candidates. Any delay in, or termination of, our clinical studies would delay the filing of its marketing application with the FDA and, ultimately, our ability to commercialize its product candidates and generate product revenues. Any change in, or termination of, our clinical studies could materially harm our business, financial condition, and results of operations. Any of these events could harm our business and operations and could negatively impact the price of our common stock.

Results of preclinical studies and early clinical trials may not be predictive of results of future clinical trials.

The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of clinical trials do not necessarily predict success in the results of completed clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we could face similar setbacks. For example, results from the INSPIRE trial of IRX-2 may not be positive or replicated at clinical trial sites in a later stage clinical trial conducted by us or our collaborators. The design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We may be unable to design and execute a clinical trial to support marketing approval.

Preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we, or any collaborators, believe that the results of clinical trials for our product candidates warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of our product candidates.

In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. If we fail to receive positive results in clinical trials of our product candidates, the development timeline and regulatory approval and commercialization prospects for our most advanced product candidates, and, correspondingly, our business and financial prospects would be negatively impacted.

Clinical studies required for our product candidates may involve combination with other products which may result in unpredictable outcomes

In some cases, IRX-2 and any other product we may acquire or in-license (including any products that may be developed from the licensed technology if Brooklyn exercises its option to exclusively license certain technology from Novellus) may be expected to be used in combination with approved therapies that may have significant adverse event profiles. During the course of treatment, these patients could suffer adverse medical events or die for reasons that may or may not be related to our product candidates. We cannot ensure that safety issues will not arise with respect to our product candidates in clinical development. In addition, several of our IRX-2 studies focus on IRX-2 in conjunction with current preferred treatments for certain types of cancer, including head and neck cancers. If the drugs being studied in conjunction with IRX-2 are found to be faulty in any way, or if they fall out of favor as a preferred treatment, our clinical studies may be adversely effected, as we may have to restart such studies with the newer, preferred treatment in conjunction with IRX-2. Any delay in obtaining or failure to obtain required approvals could negatively impact our ability to generate revenue from the particular product candidate, which likely would result in significant harm to our financial position and adversely impact the price of our common stock.

We may find it difficult to enroll patients in our clinical trials, which could delay or prevent us from proceeding with clinical trials of our product candidates.

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of our clinical trials depends on our ability to recruit patients to participate as well as the completion of required follow-up periods. Patients may be unwilling to participate in our clinical trials because of negative publicity from adverse events related to novel therapeutic approaches, competitive clinical trials for similar patient populations, the existence of current treatments or for other reasons. Enrollment risks are heightened with respect to certain indications that we may target for one or more of our product candidates that may be rare diseases, which may limit the pool of patients that may be enrolled in our planned clinical trials. The timeline for recruiting patients, conducting trials and obtaining regulatory approval of our product candidates may be delayed, including as a result of the ongoing effects of the COVID-19 pandemic, which could result in increased costs, delays in advancing our product candidates, delays in testing the effectiveness of our product candidates or termination of the clinical trials altogether.

We may not be able to identify, recruit and enroll a sufficient number of patients, or those with the required or desired characteristics, to complete our clinical trials in a timely manner. For example, due to the nature of the indications that we are initially targeting, patients with advanced disease progression may not be suitable candidates for treatment with our product candidates and may be ineligible for enrollment in our clinical trials. Therefore, early diagnosis in patients with our target diseases is critical to our success. Patient enrollment and trial completion is affected by factors including the:

●	size of the patient population and process for identifying subjects;
●	design of the trial protocol;
●	eligibility and exclusion criteria;
●	safety profile, to date, of the product candidate under study;
●	perceived risks and benefits of the product candidate under study;
●	perceived risks and benefits of our approach to treatment of diseases;
●	availability of competing therapies and clinical trials;
●	severity of the disease under investigation;
●	degree of progression of the subject’s disease at the time of enrollment;
●	proximity and availability of clinical trial sites for prospective subjects;
●	ability to obtain and maintain subject consent;
●	risks that enrolled patients will drop out before completion of the trial;
●	patient referral services of physicians; and
●	ability to monitor subjects adequately during and after treatment.

If we have difficulty enrolling a sufficient number of patients to conduct our clinical trials as planned, we may need to delay, limit or terminate ongoing or planned clinical trials, any of which would have an adverse effect on our business, financial condition, results of operations and prospects.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

We face a potential risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize our product candidates. For example, we may be sued if any product we develop or any materials that we use in our products allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

●	decreased demand for our product candidates;
●	injury to our reputation;
●	withdrawal of clinical trial participants;
●	costs to defend the related litigation;
●	a diversion of management’s time and its resources;
●	substantial monetary awards to trial participants or patients;
●	product recalls, withdrawals or labeling, marketing or promotional restrictions;
●	the inability to commercialize our product candidates; and
●	a decline in the value of the common stock.

Any inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop. We intend to obtain product liability insurance covering our clinical trials. Although we will maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed its coverage limitations or that are not covered by its insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

Our current or future product candidates may cause undesirable side effects or have other properties when used alone or in combination with other approved products or investigational new drugs that could halt their clinical development, prevent their marketing approval, limit their commercial potential or result in significant negative consequences.

Undesirable or clinically unmanageable side effects could occur and cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. Results of our trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics.

If unacceptable side effects arise in the development of our product candidates, we, the FDA or comparable foreign regulatory authorities, IRBs, or independent ethics committees at the institutions in which our studies are conducted, or the Data Safety Monitoring Board, or DSMB, could suspend or terminate our clinical trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We may be required to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Any of these occurrences may prevent us from achieving or maintaining market acceptance of the affected product candidate and may harm our business, financial condition and prospects significantly.

Moreover, clinical trials of our product candidates are conducted in carefully defined sets of patients who have agreed to enter into clinical trials. Consequently, it is possible that our clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. If, following approval of a product candidate, we, or others, discover that the product is less effective than previously believed or causes undesirable side effects that were not previously identified, any of the following consequences could occur:

●	regulatory authorities may withdraw their approval of the product or seize the product;
●	we, or any collaborators, may need to recall the product, or be required to change the way the product is administered or conduct additional clinical trials;
●	additional restrictions may be imposed on the marketing of, or the manufacturing processes for, the product;
●	we may be subject to fines, injunctions or the imposition of civil or criminal penalties;
●	regulatory authorities may require the addition of labeling statements, such as a boxed warning or a contraindication;
●	we, or any collaborators, may be required to create a medication guide outlining the risks of the previously unidentified side effects for distribution to patients;
●	we, or any collaborators, could be sued and held liable for harm caused to patients;
●	the product may become less competitive; and
●	our reputation may suffer.

Risks Related to New, Cutting Edge Technologies

Because our gene-editing and cell therapy product candidates are based on novel technologies, we cannot assure that we will be successful, or predict the related cost and time we will spend, in initiating, conducting and completing clinical development, and obtaining the necessary regulatory and reimbursement approvals, required for commercialization.

Cellular immunotherapies, stem cell therapies, gene-edited, and iPSC-derived cell therapies represent relatively new therapeutic areas, and the FDA has cautioned consumers about potential safety risks associated with them. To date, there are relatively few approved cell therapies. As a result, the regulatory approval process for a gene-editing or cellular therapy product candidates are uncertain and may be more expensive and take longer than the approval process for product candidates based on other, better known or more extensively studied technologies and therapeutic approaches. For example, there are no new FDA approved products with a label designation that supports the use of a product to treat and reduce the severity of ARDS in patients with COVID-19, which makes it difficult to determine the clinical endpoints and data required to support an application or regulatory approval, and the time and cost required to obtain regulatory approval in the United States for our product candidate.

Cell reprogramming technology and cell therapy products using allogenic MSCs derived from iPSCs represent novel therapeutic approaches, and to our knowledge no iPSC-derived cell products are currently approved for commercial sale anywhere in the world. As such, it is difficult to accurately predict the type and scope of challenges that we will incur during development of our respective product candidates. We thus face uncertainties associated with the preclinical and clinical development, manufacture, and regulatory compliance for the initiation and conduct of clinical trials, regulatory approval, and reimbursement required for successful commercialization of product candidates. In addition, because the iPSC-derived cell product candidates are in the pre-clinical stage, no human data are yet available to assess the effects of treatment. Animal models and assays may not accurately predict the safety and efficacy of our product candidates in our target patient populations, and appropriate models and assays may need to be developed for demonstrating the safety, efficacy and purity of the product candidates, as required by the FDA and other regulatory authorities for ongoing clinical development and regulatory approval.

Regulatory processes in the United States governing cell therapy products have changed frequently and the FDA or other regulatory bodies may change the requirements, or identify different regulatory pathways, for approval of these product candidates. For example, within the FDA, the Center for Biologics Evaluation and Research, CBER, restructured and created a new Office of Tissues and Advanced Therapies, OTAT, to better align its oversight activities with FDA Centers for Drugs and Medical Devices. It is possible that over time new or different divisions may be established or be granted the authority for regulating cell and/or gene therapy products, including iPSC-derived cell products. As a result, we may be required to change regulatory strategies or to modify applications for regulatory approval, which could delay and impair our ability to complete the pre-clinical and clinical development and manufacture of, and obtain regulatory approval for, our product candidates. Changes in regulatory authorities and advisory groups, or any new requirements or guidelines they promulgate, may lengthen the regulatory review process, require us to perform additional studies, increase development and manufacturing costs, lead to changes in regulatory pathways, positions and interpretations, delay or prevent approval and commercialization of the product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we will be required to consult with the FDA and other regulatory authorities, and our product candidates will likely be reviewed by an FDA advisory committee. We also must comply with applicable requirements, and if we fail to do so, we may be required to delay or discontinue development of our product candidates. Delays or unexpected costs in obtaining, or the failure to obtain, the regulatory approval necessary to bring the product candidates to market could impair our ability to generate sufficient product revenues to maintain our respective businesses.

The pre-clinical and clinical development, manufacture, and regulatory requirements for approval of the product candidates may be more expensive and take longer than for other more well-known or extensively studied pharmaceutical or biopharmaceutical product candidates, due to a lack of prior experiences on the side of both developers and regulatory agencies. Additionally,  we may be required to modify or change pre-clinical and clinical development plans or manufacturing activities and plans or be required to meet stricter regulatory requirements for approval. Any such modifications or changes could delay or prevent our ability to develop, manufacture, obtain regulatory approval or commercialize the product candidates, which would adversely affect our business, financial condition and results of operations.

Gene editing product candidates we may develop based on our license agreements with Factor and Novellus are based on new technology, which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval, if we are able to obtain such approval.

Gene editing product candidates we may develop based on our license agreements with Factor and Novellus are based on new technology, which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval, if we are able to obtain such approval. Gene editing technology is relatively new, and no products based on such technology have been approved in the U.S. or the E.U. to date, and only a limited number of clinical trials of product candidates based on gene-editing technologies have been commenced. As such, it is difficult to accurately predict the developmental challenges we may incur if we exclusively license the technology from Factor, as we proceed through product discovery or identification, preclinical studies and clinical trials. There may be long-term effects from treatment with any such product candidates that we may develop that we cannot predict at this time. Any product candidates we may develop may interact with genetic material (RNA/DNA) and because animal genetic materials differ from human genetic material, past testing of any such product candidates in animal models may not be predictive of results in human clinical trials for safety or efficacy. As a result of these factors, it is more difficult to predict the time and cost of such product candidate development, and we cannot predict whether the application of gene editing technology, or other similar or competitive gene editing technologies, will result in the identification, development and regulatory approval of any products. There can be no assurance that any development problems we may experience related to such gene editing technology or any of our research programs that use such technology will not cause significant delays or anticipated costs, or that such development problems can be solved. Any of these factors may prevent us from completing preclinical studies or clinical trials based on such technology or from commercializing any such product candidates on a timely or profitable basis, if at all.

The clinical trial requirements of the FDA, the EMA and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the product candidate. No products based on gene-editing technologies have been approved by regulators to date. As a result, the regulatory approval process for product candidates using such technology is uncertain and may be more expensive and take longer than the approval process for product candidates based on other, better known or more extensively studied technologies. It is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for product candidates using this technology in either the United States or the E.U. or how long it will take to commercialize any product candidates. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product candidate to market could decrease our ability to generate sufficient product revenue, and our business, financial condition, results of operations and prospects may be harmed.

Regulatory requirements in the United States and in other jurisdictions governing gene therapy products have changed frequently and may continue to change in the future. In January 2020, the FDA issued several new guidance documents on gene therapy products. The FDA established the Office of Tissues and Advanced Therapies within its Center for Biologics Evaluation and Research to consolidate the review of gene therapy and related products, and established the Cellular, Tissue and Gene Therapies Advisory Committee to advise this review. In addition to the government regulators, the IBC and IRB of each institution at which we conduct clinical trials of our product candidates, or a central IRB if appropriate, would need to review the proposed clinical trial to assess the safety of the trial. In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of any of our product candidates. Similarly, the EMA governs the development of gene therapies in the EU and may issue new guidelines concerning the development and marketing authorization for gene therapy products and require that we comply with these new guidelines. These regulatory review agencies and committees and the new requirements or guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies or trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of any product candidates we may develop if we exercise our option agreements with Novellus or lead to significant post-approval limitations or restrictions. As we advance any such product candidates, we will be required to consult with these regulatory agencies and committees and comply with applicable requirements and guidelines. If we fail to do so, we may be required to delay or discontinue development of such product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Delays as a result of an increased or lengthier regulatory approval process or further restrictions on the development of our product candidates can be costly and could negatively impact our or our collaborators’ ability to complete clinical trials and commercialize our current and future product candidates in a timely manner, if at all.

Risks Related to Regulatory Requirements

We are subject to extensive and costly government regulation.

Product candidates employing medical technology are subject to extensive and rigorous domestic government regulation including regulation by the FDA, the Centers for Medicare and Medicaid Services, or CMS, other divisions of the United States Department of Health and Human Services, the United States Department of Justice, state and local governments, and their respective foreign equivalents. If products employing our technologies are marketed abroad, they will also be subject to extensive regulation by foreign governments, whether or not they have obtained FDA approval for a given product and its uses. Such foreign regulation may be equally or more demanding than corresponding United States regulation.

Government regulation substantially increases the cost and risk of researching, developing, manufacturing, and selling our products. Even if we are able to obtain regulatory approval for a particular product, the approval may limit the indicated medical uses for the product, may otherwise limit our ability to promote, sell, and distribute the product, may require that we conduct costly post-marketing surveillance, and/or may require that we conduct ongoing post-marketing studies. Material changes to an approved product, such as, for example, manufacturing changes or revised labeling, may require further regulatory review and approval. Once obtained, any approvals may be withdrawn, including, for example, if there is a later discovery of previously unknown problems with the product, such as a previously unknown safety issue.

In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates. For example, regulatory agencies may approve a product candidate for fewer or more limited indications than requested or may grant approval subject to the performance of post-marketing studies. Regulators may approve a product candidate for a smaller patient population, a different drug formulation or a different manufacturing process, than we are seeking. If we are unable to obtain necessary regulatory approvals, or more limited regulatory approvals than we expect, our business, prospects, financial condition and results of operations may suffer.

Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or other regulatory authority. The FDA or other regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA or other regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or other regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of one or more of our product candidates.

Changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application.

Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. Varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. We cannot commercialize a product until the appropriate regulatory authorities have reviewed and approved the product candidate. Even if our product candidates demonstrate safety and efficacy in clinical trials, the regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval. Additional delays may result if an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical trials and the review process. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product commercially unviable.

Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. The FDA or other regulatory authorities may determine that our product candidates are not safe and effective, only moderately effective or have undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could harm our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and wastes generated in our manufacturing facility. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from the use of hazardous materials, we could be held liable for any resulting damages, and the amount of the liability could exceed our resources. We could also incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.

If we, our collaborators, or our contract manufacturing organizations fail to comply with applicable regulatory requirements at any stage during the regulatory process, such noncompliance could result in, among other things delays in the approval of applications or supplements to approved applications; refusal of a regulatory authority, including the FDA, to review pending market approval applications or supplements to approved applications; warning letters; fines; import and/or export restrictions; product recalls or seizures; injunctions; total or partial suspension of production; civil penalties; withdrawals of previously approved marketing applications or licenses; recommendations by the FDA or other regulatory authorities against governmental contracts; and/or criminal prosecutions.

Any fast-track designation or grant of priority review status by the FDA may not actually lead to a faster development or regulatory review or approval process, nor will it assure FDA approval of our product candidates. Additionally, our product candidates may treat indications that do not qualify for priority review vouchers.

Our product candidate, IRX-2, has received fast track designation in head and neck cancers. If a drug or biologic is intended for the treatment of a serious or life-threatening condition and the drug or biologic demonstrates the potential to address unmet medical needs for this condition, the drug or biologic sponsor may apply for FDA fast track designation. If a product candidate offers major advances in treatment, the FDA may designate it eligible for a priority review. The FDA has broad discretion to grant these designations, so even if we believe a particular product candidate is eligible for these designations, we cannot assure you that the FDA would decide to grant them. We may also seek fast track designation for IRX-2 in the other indications or for future products we may seek to develop. Even if we are granted fast track designation or priority review, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may also withdraw fast track designation if it believes that the designation is no longer supported by data from Brooklyn’s clinical development program.

Orphan Drug Designation and Fast Track Designation may not actually lead to a faster review process.

Under the Prescription Drug User Fee Act, the FDA has a goal of responding to NDAs or BLAs for new molecular entities within 10 months of the date that it is filed for standard review, but the timeframe is also often extended. We have in the past sought and we may in the future seek approval of IRX-2 or any other product candidate we may acquire or license under programs designed to accelerate the FDA’s review and approval of NDAs or BLAs. For example, fast track designation is a process designed to facilitate the development and expedite the review of drugs and biologics to treat serious conditions that fill an unmet clinical need. The purpose is to get important new drugs and biologics to the patient earlier. In our case, IRX-2 has been granted fast track designation for the treatment of head and neck cancer. In the future, we may request fast track designation from the FDA for other diseases or for other products we may acquire or in-license, but we cannot assure that we will obtain such designations. Further, even if we obtain fast track designation, the designation does not guarantee FDA approval of any NDA or BLA that we file, that the development program or review timeline will ultimately be shorter than if we had not obtained the designations, or that the FDA will not request additional information, including requesting additional clinical studies (although potentially a post-marketing requirement), during its review. Any request for additional information or clinical data could delay the FDA’s timely review of any NDA or BLA that we submit.

Obtaining and maintaining marketing approval of our current and future product candidates in one jurisdiction does not mean that we will be successful in obtaining marketing approval of our current and future product candidates in other jurisdictions.

Obtaining and maintaining marketing approval of our current and future product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain marketing approval in any other jurisdiction, while a failure or delay in obtaining marketing approval in one jurisdiction may have a negative effect on the marketing approval process in others. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials as clinical studies conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval. We do not have experience in obtaining reimbursement or pricing approvals in international markets. Further, pricing obtained in other jurisdictions may impact pricing realized in the United States and in other jurisdictions where the product is approved.

Obtaining marketing approvals and compliance with regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries outside of the United States. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed.

Healthcare legislative reform measures and constraints on national budget social security systems may have a material adverse effect on our business and results of operations.

Payors, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated or complex methods of controlling healthcare costs and those methods are not always specifically adapted for new technologies such as those we are developing. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in the United States, the Affordable Care Act, among other things, subjects biologic products to potential competition by lower-cost biosimilars; addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; increases the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; extends the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; subjects manufacturers to new annual fees and taxes for certain branded prescription drugs; and provides incentives to programs that increase the federal government’s comparative effectiveness research.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.5 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, and due to subsequent legislative amendments, including the BBA, will remain in effect through 2027 unless additional Congressional action is taken. The CARES Act, the Consolidated Appropriations Act of 2021, and the Act to Prevent Across-the-Board Direct Spending Cuts suspended the 2% sequestration mandated by the Budget Control Act of 2011 and the American Relief Act of 2011 through December 31, 2021. In December 2021, Congress extended the suspension of the automatic 2% reduction through March 2022 and reduced the sequestration adjustment to 1% beginning on April 1, 2022 through June 30, 2022, with the full 2% reduction for sequestration resuming thereafter. In January 2013, the American Taxpayer Relief Act of 2012, was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. We cannot anticipate whether Congress will further extend the sequestration and when the sequestration reimbursement will return.

Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, in November 2018, CMS issued a proposed rule for comment that would, among other things, provide Medicare prescription drug plans under Part D more transparency in pricing and greater flexibility to negotiate discounts for, and in certain circumstances exclude, drugs in the six “protected” formulary classes and allow Medicare Advantage plans to use certain drug management tools such as step therapy for physician-administered drugs. Although a number of these, and other proposed measures will require authorization through additional legislation to become effective, Congress and the Biden administration has each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of these governments and other payors to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

●	the demand for our product candidates, if we obtain regulatory approval;
●	our ability to set a price that we believe is fair for our products;
●	our ability to generate revenue and achieve or maintain profitability;
●	the level of taxes that we are required to pay; and
●	the availability of capital.

Any denial in coverage or reduction in reimbursement from Medicare or any other government programs may result in a similar denial or reduction in payments from private payors, which may adversely affect our future profitability.

Risks Related to the Commercialization of Brooklyn’s Product Candidates

We may be unable to successfully scale up manufacturing of IRX-2 or newer gene editing or cellular products in sufficient quality and quantity, which may delay or prevent us from commercializing the product even if approved for marketing by the FDA or other regulatory agencies.

In order to commercialize IRX -2 or any other product candidate we may acquire or in-license (including any products that may be developed from the licensed technology from Factor or via the Novellus acquisition), we will need to manufacture them in large quantities. We would need to scale up the manufacturing process to enable production of commercial quantities of IRX-2, likely at a qualified contract manufacturer, if approved, and we are currently exploring options for implementing scale-up activities in anticipation of study completion and submitting applications for marketing approval, if supported by study data. However, we may be unable to successfully increase manufacturing capability in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities.

Further, in order to release and demonstrate stability of product candidates for future commercial use, our analytical methods must be validated in accordance with regulatory guidelines. We may not be able to successfully validate or maintain validation of analytical methods during scale-up or demonstrate adequate purity, stability or comparability of the biological product candidates in a timely or cost-effective manner, or at all. Even if we believe our manufacturing processes meet all the regulatory manufacturing requirements, the FDA will review those processes and the manufacturing facility as part of the review of any future MA for IRX-2, if submitted after completion of the INSPIRE trial. If we are unable to successfully scale up the manufacture of IRX-2 in sufficient quality and quantity, or if we encounter validation issues, the development, testing, and clinical trials of future product candidates, may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product, including IRX-2, may be delayed or may not be successfully achieved.

Even if we are able to commercialize any product candidate that we may develop, the product may become subject to unfavorable pricing regulations, third-party payor reimbursement practices or healthcare reform initiatives that could harm our business.

The commercial success of our current or future product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of its product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities (such as Medicare and Medicaid), private health coverage insurers and other third-party payors. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our products. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish and maintain pricing sufficient to realize a meaningful return on our investment.

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved drugs. Marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some non-U.S. markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay commercial launch of the product, possibly for lengthy time periods, which may negatively impact the revenues it is able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval.

Our ability to successfully commercialize our product candidate will depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will cover and establish reimbursement levels. The healthcare industry is acutely focused on cost containment, both in the United States and elsewhere. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications, which could affect our ability to sell our product candidates profitably. These payors may not view our products, if any, as cost-effective, and coverage and reimbursement may not be available to our customers, or may not be sufficient to allow our products, if any, to be marketed on a competitive basis. Cost-control initiatives could cause us to decrease the price we might establish for products, which could result in lower than anticipated product revenues. If the prices for our products, if any, decrease or if governmental and other third-party payors do not provide adequate coverage or reimbursement, our prospects for revenue and profitability will suffer.

There may also be delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the indications for which the drug is approved by the FDA or comparable non-U.S. regulatory authorities. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Reimbursement rates may vary, by way of example, according to the use of the drug and the clinical setting in which it is used. Reimbursement rates may also be based on reimbursement levels already set for lower cost drugs or may be incorporated into existing payments for other services.

In addition, increasingly, third-party payors are requiring higher levels of evidence of the benefits and clinical outcomes of new technologies and are challenging the prices charged. We cannot be sure that coverage will be available for any product candidate that we may commercialize and, if available, that the reimbursement rates will be adequate. Further, the net reimbursement for drug products may be subject to additional reductions if there are changes to laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. An inability to promptly obtain coverage and adequate payment rates from both government-funded and private payors for any of our product candidates for which we obtain marketing approval could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

If we are unable to develop our sales, marketing and distribution capability on our own or through collaborations with marketing partners, we will not be successful in commercializing our product candidates.

We currently have no marketing, sales or distribution capabilities and have limited sales or marketing experience within our organization. If one or more of our product candidates is approved, we intend either to establish a sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize that product candidate, or to outsource this function to a third party. There are risks involved with either establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services.

Recruiting and training an internal commercial organization is expensive and time consuming and could delay any product launch. Some or all of these costs may be incurred in advance of any approval of any of our product candidates. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly and our investment would be lost if we cannot retain or reposition our sales and marketing personnel. In addition, we may not be able to hire a sales force in the United States or other target market that is sufficient in size or has adequate expertise in the medical markets that we intend to target.

Factors that may inhibit our efforts to commercialize our product candidates on our own include:

●	the inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;
●	the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe any future product that we may develop;
●	the lack of complementary treatments to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
●	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

If we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenue or the profitability to us from these revenue streams is likely to be lower than if we were to market and sell any product candidates that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell and market our product candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties and any of them may fail to devote the necessary resources and attention to sell and market our product candidates effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we may not be successful in commercializing our product candidates.

The market opportunities for any current or future product candidate we develop, if and when approved, may be limited to those patients who are ineligible for established therapies or for whom prior therapies have failed, and therefore may be small.

Cancer therapies are sometimes characterized as first-line, second-line, or third-line, and the FDA often approves new therapies initially only for third-line use. When cancer is detected early enough, first-line therapy, usually chemotherapy, hormone therapy, surgery, radiation therapy, immunotherapy or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. Second- and third-line therapies are administered to patients when prior therapy is not effective. We may initially seek approval of IRX-2 and any other product candidates we develop as a therapy for patients who have received one or more prior treatments. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek approval potentially as a first-line therapy, but there is no guarantee that product candidates we develop, even if approved, would be approved for first-line therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.

The number of patients who have the cancers we are targeting may turn out to be lower than we expect or may change as we develop the product candidate (e.g., lower rates of smoking around the globe may lead to lower incidence levels of head and neck cancer at the time of approval). Additionally, the potentially addressable patient population for our current programs or future product candidates, if and when approved, may be limited. Even if we obtain significant market share for any product candidate, if and when approved, if the potential target populations are small, we may never achieve profitability without obtaining marketing approval for additional indications, including use as first- or second-line therapy.

We face significant competition and if our competitors develop and market products that are more effective, safer or less expensive than the product candidates we develop, our commercial opportunities will be negatively impacted.

The life sciences industry is highly competitive. We are currently developing therapeutics that will compete, if approved, with other products and therapies that currently exist, are being developed or will in the future be developed, some of which we may not currently be aware. Competitors who are developing products in the same fields or that target the same indications as us with products that have a similar mechanism of action may experience problems with its products that could identify problems that would potentially harm our business.

We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, universities and other research institutions. Many of our competitors have significantly greater financial, manufacturing, marketing, product development, technical and human resources than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing, obtaining marketing approvals, recruiting patients and manufacturing pharmaceutical products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development, and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we develop obsolete. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. As a result of all of these factors, our competitors may succeed in obtaining patent protection and/or marketing approval or discovering, developing and commercializing products in our field before we do.

There are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. These treatments consist both of small molecule drug products, such as traditional chemotherapy, as well as novel immunotherapies. Our commercial opportunities could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe effects, are more convenient, have a broader label, are marketed more effectively, are reimbursed or are less expensive than any products that we may develop. Our competitors also may obtain FDA, EMA or other marketing approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Even if the product candidate we develop achieve marketing approval, they may be priced at a significant premium over competitive products if any have been approved by then, resulting in reduced competitiveness.

Smaller and other early-stage companies may also prove to be significant competitors. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. In addition, the biopharmaceutical industry is characterized by rapid technological change. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Technological advances or products developed by our competitors may render our product candidates obsolete, less competitive or not economical.

If we fail to maintain orphan drug exclusivity for IRX-2 or we fail to obtain or maintain such exclusivity for any future product candidate we may license, our competitors may sell products to treat the same conditions, and our revenues would be significantly adversely affected.

In July 2005 the FDA granted orphan drug designation for IRX-2 for head or neck cancer. In the U.S., orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. The company that first obtains FDA approval for a designated orphan drug for a given rare disease receives marketing exclusivity for use of that drug for the stated disease or condition for a period of seven years, with an additional six months if for a pediatric indication. Orphan drug exclusive marketing rights may be lost if the FDA later determines that the request for designation was materially defective, a subsequent product is deemed clinically superior, or if the manufacturer is unable to deliver sufficient quantity of the drug.

In the E.U., the EMA’s Committee for Orphan Medicinal Products, or COMP, grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than five in 10,000 persons in the EU Community and for which no satisfactory method of diagnosis, prevention, or treatment has been authorized (or the product would be a significant benefit to those affected). Additionally, designation is granted for products intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the EU would be sufficient to justify the necessary investment in developing the medicinal product. An EU orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers and 10 years of market exclusivity is granted following medicinal product approval. This period may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. Orphan drug designation must be requested before submitting an application for marketing approval. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

Because the extent and scope of patent protection for IRX-2 may be particularly limited, orphan drug designation is especially important. We plan to rely on the orphan exclusivity period to maintain a competitive position. However, if we cannot maintain orphan exclusivity for our IRX-2, our competitors may then sell the same drug to treat the same condition and our revenues will be reduced. Also, without strong patent protection, competitors may sell a generic version upon the expiration of orphan exclusivity, if our patent position is not upheld.

Even if we obtain orphan drug designation for our future product candidates, we may not fulfill the criteria for exclusivity, or we may not be the first to obtain marketing approval for any orphan indication. Further, even if we obtain orphan drug exclusivity for a particular product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve a drug for the same condition if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. The FDA can discontinue Orphan Drug exclusivity after it has been granted if the orphan drug cannot be manufactured in sufficient quantities to meet demand.

The commercial success of any current or future product candidate will depend upon the degree of market acceptance by physicians, patients, payors and others in the medical community.

We have never commercialized a product, and even if we obtain any regulatory approval for our product candidates, the commercial success of our product candidates will depend in part on the medical community, patients, and payors accepting our product candidates as effective, safe and cost-effective. Any product that we bring to the market may not gain market acceptance by physicians, patients, payors and others in the medical community. Physicians are often reluctant to switch their patients from existing therapies even when new and potentially more effective or convenient treatments enter the market. Further, patients often acclimate to the therapy that they are currently taking and do not want to switch unless their physicians recommend switching products or they are required to switch therapies due to lack of reimbursement for existing therapies.

The degree of market acceptance of these product candidates, if approved for commercial sale, will depend on a number of factors, including:

●	the potential efficacy and potential advantages over alternative treatments;
●	the frequency and severity of any side effects, including any limitations or warnings contained in a product’s approved labeling;
●	the frequency and severity of any side effects resulting from follow-up requirements for the administration of our product candidates;
●	the relative convenience and ease of administration;
●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
●	the strength of marketing and distribution support and timing of market introduction of competitive products;
●	formulary acceptance;
●	publicity concerning our products or competing products and treatments; and
●	sufficient third-party insurance coverage and adequate reimbursement.

Even if a product candidate displays a favorable efficacy and safety profile in preclinical studies and clinical trials, market acceptance of the product, if approved for commercial sale, will not be known until after it is commercially launched. Our efforts to educate the medical community and payors on the benefits of our product candidates may require significant resources and may never be successful. Such efforts to educate the marketplace may require more resources than are required by the conventional technologies marketed by our competitors. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable.

Risks Related to Brooklyn’s Dependence on Third Parties

We or our affiliates’ employees, independent contractors, principal investigators, consultants, commercial collaborators, service providers and other vendors or potential collaborators may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could harm the results of our operations.

We are exposed to the risk that our employees or affiliates’ employees and contractors, including any prospective or current principal investigators, CROs, consultants, commercial collaborators, service providers and other vendors may engage in misconduct or other illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or other unauthorized activities that violate the laws and regulations of the FDA or other similar regulatory bodies, including those laws that require the reporting of true, complete and accurate information to such regulatory bodies; manufacturing and the FDA’s GCP or cGMP standards; federal, state and foreign healthcare fraud and abuse laws and data privacy; or laws that require the true, complete and accurate reporting of financial information or data. In particular, sales, marketing and other business arrangements in the healthcare industry are subject to extensive laws intended to prevent fraud, kickbacks, self-dealing, bribery, corruption, antitrust violations and other abusive practices. These laws may restrict or prohibit a wide range of business activities, including research, manufacturing, distribution, pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements.

Activities subject to these laws also involve the improper use or misrepresentation of information obtained during clinical trials, creating fraudulent data in our nonclinical studies or clinical trials or illegal misappropriation of drug product, which could result in data being eliminated from the final analysis of studies, regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee or third-party misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting them from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. Additionally, we are subject to the risk that a person, including any person who may have engaged in any fraud or misconduct, or government agency could allege such fraud or other misconduct, even if none occurred. Furthermore, we rely on our CROs and clinical trial sites to adequately report data from ongoing clinical trials. Any failure by such parties to adequately report safety events to us in a timely manner from any such trials may also affect the approvability of our product candidates or cause delays and disruptions for the approval of any of our product candidates, if at all. If we or our affiliates’ employees, independent contractors, principal investigators, consultants, commercial collaborators, service providers or other vendors are alleged or found to be in violation of any such regulatory standards or requirements, or become subject to a corporate integrity agreement or similar agreement and curtailment of our operations, it could have a significant impact on our business and financial results, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, suspension or delay in Brooklyn’s clinical trials, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs or formulary and pharmacy benefit management programs, FDA debarment, contractual damages, reputational harm, diminished profits and future earnings, and additional reporting requirements and oversight, any of which could harm our ability to operate our business and results of operations.

We rely, and expect to continue to rely, on third parties to conduct our clinical studies, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such studies.

Outside of the INSPIRE trial, each of the trials involving IRX-2 that are currently being performed are investigator-sponsored trials. Outside our providing study drug and financial support for these studies, we have less involvement and less control of these studies than we would if these were our studies. Negative results from these studies could have material adverse effects on our business despite our lack of control.

We may seek to enter into collaborations with third parties for the development and commercialization of our product candidates. If we fail to enter into such collaborations, or such collaborations are not successful, we may not be able to capitalize on the market potential of IRX-2 or any other product we may acquire or in-license.

We may seek third-party collaborators for development and commercialization of IRX-2 or any other product we may acquire or in-license. Our likely collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies, non-profit organizations, government agencies, and biotechnology companies. We will face significant competition in seeking appropriate collaborators. We may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because such product candidates may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy. We are currently party to a limited number of such arrangements and have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. If and when we collaborate with a third party for development and commercialization of a product candidate, we can expect to relinquish some or all of the control over the future success of that product candidate to the third party. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors.

Collaborations involving our product candidates currently pose, and will continue to pose, the following risks to it:

●	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
●
collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on preclinical or clinical study results, changes in the collaborators’ strategic focus or available funding, or external factors such as an acquisition that diverts resources or creates competing priorities;

●
collaborators may delay clinical studies, provide insufficient funding for a clinical study program, stop a clinical study or abandon a product candidate, repeat or conduct new clinical studies or require a new formulation of a product candidate for clinical testing;

●
collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

●	collaborators with marketing and distribution rights to one or more products may not commit sufficient resources to the marketing and distribution of such product or products;
●
collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate its intellectual property or proprietary information or expose it to potential litigation;

●	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;
●
disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our product candidates or that result in costly litigation or arbitration that diverts management attention and resources; and

●	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates.

Collaboration agreements may not lead to development or commercialization of our product candidates in the most efficient manner or at all. If a collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on its product development or commercialization program could be delayed, diminished or terminated.

Risks Relating to Brooklyn’s Intellectual Property

If we are unable to obtain and maintain patent and other intellectual property protection for our products and product candidates, or if the scope of the patent and other intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products and product candidates may be adversely affected.

Our ability to compete effectively will depend, in part, on our ability to maintain the proprietary nature of our technology and manufacturing processes. We rely on research, manufacturing and other know-how, patents, trade secrets, license agreements and contractual provisions to establish our intellectual property rights and protect our products and product candidates. These legal means, however, afford only limited protection and may not adequately protect our rights. As of April 12, 2022, our intellectual property portfolio included 16 patents in the United States and an additional 92 patents around the world.

In certain situations, and as considered appropriate, we have sought, and we intend to continue to seek to protect our proprietary position by filing patent applications in the United States and, in at least some cases, one or more countries outside the United States relating to current and future products and product candidates that are important to our business. However, we cannot predict whether the patent applications currently being pursued will issue as patents, or whether the claims of any resulting patents will provide us with a competitive advantage or whether we will be able to successfully pursue patent applications in the future relating to our current or future products and product candidates. Moreover, the patent application and approval processes are expensive and time-consuming. We may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Furthermore, we, or any future partners, collaborators, or licensees, may fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Therefore, we may miss potential opportunities to seek additional patent protection. It is possible that defects of form in the preparation or filing of patent applications may exist, or may arise in the future, for example with respect to proper priority claims, inventorship, claim scope, or requests for patent term adjustments. If we fail to establish, maintain or protect such patents and other intellectual property rights, such rights may be reduced or eliminated. If there are material defects in the form, preparation, prosecution or enforcement of our patents or patent applications, such patents may be invalid and/or unenforceable, and such applications may never result in valid, enforceable patents.

Even if they are unchallenged, our patents and patent applications, if issued, may not provide us with any meaningful protection or prevent competitors from designing around our patent claims by developing similar or alternative technologies or therapeutics in a non-infringing manner. For example, a third party may develop a competitive therapy that provides benefits similar to one or more of our product candidates but that falls outside the scope of our patent protection. If the patent protection provided by the patents and patent applications we hold or pursue with respect to our product candidates is not sufficiently broad to impede such competition, our ability to successfully commercialize our product candidates could be negatively affected.

Other parties, many of whom have substantially greater resources and have made significant investments in competing technologies, have developed or may develop technologies that may be related or competitive with our approach, and may have filed or may file patent applications and may have been issued or may be issued patents with claims that overlap or conflict with our patent applications, either by claiming the same compositions, formulations or methods or by claiming subject matter that could dominate our patent position. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. As a result, any patents we may obtain in the future may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing products similar to our products and product candidates.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain. No consistent policy regarding the breadth of claims allowed in biotechnology and pharmaceutical patents has emerged to date in the United States or in many foreign jurisdictions. In addition, the determination of patent rights with respect to pharmaceutical compounds commonly involves complex legal and factual questions, which has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our competitors may also seek approval to market their own products similar to or otherwise competitive with our products. Alternatively, our competitors may seek to market generic versions of any approved products by submitting ANDAs or ABLAs to the FDA in which they claim that our patents are invalid, unenforceable or not infringed. In these circumstances, we may need to defend or assert our patents, or both, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court or other agency with jurisdiction may find our patents invalid or unenforceable, or that our competitors are competing in a non-infringing manner. Thus, even if we have valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives.

In addition to patent protection, we expect to rely heavily on trade secrets, know-how and other unpatented technology, which are difficult to protect. Although we seek such protection in part by entering into confidentiality agreements with our vendors, employees, consultants and others who may have access to proprietary information, we cannot be certain that these agreements will not be breached, adequate remedies for any breach would be available, or our trade secrets, know-how and other unpatented proprietary technology will not otherwise become known to or be independently developed by our competitors. If we are unsuccessful in protecting our intellectual property rights, sales of our products may suffer and our ability to generate revenue could be severely impacted.

Issued patents covering our products and product candidates could be found invalid or unenforceable if challenged in court or in administrative proceedings. We may not be able to protect our trade secrets in court.

If we initiate legal proceedings against a third-party to enforce a patent covering one of our products or product candidates, the defendant could counterclaim that the patent covering our product or product candidate is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, written description or non- enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld information material to patentability from the USPTO, or made a misleading statement, during prosecution. Third parties also may raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re- examination, post grant review, inter partes review and equivalent proceedings in foreign jurisdictions. An adverse determination in any of the foregoing proceedings could result in the revocation or cancellation of, or amendment to, our patents in such a way that they no longer cover our products or product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which the patent examiner and we were unaware during prosecution. If a defendant or third party were to prevail on a legal assertion of invalidity or unenforceability, we could lose at least part, and perhaps all, of the patent protection on one or more of our products and product candidates. Such a loss of patent protection could have a material adverse impact on our business.

In addition, our trade secrets may otherwise become known or be independently discovered by competitors. Competitors and other third parties could purchase our products and product candidates and attempt to replicate some or all of the competitive advantages we derive from our development efforts, willfully infringe, misappropriate or otherwise violate our intellectual property rights, design around our protected technology or develop their own competitive technologies that fall outside of our intellectual property rights. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If our trade secrets are not adequately protected or sufficient to provide an advantage over our competitors, our competitive position could be adversely affected, as could our business. Additionally, if the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating our trade secrets.

Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non- compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and applications are required to be paid to the USPTO and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and applications. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedurals, documentary, fee payment and other similar provisions during the patent application process and after a patent has issued. There are situations in which non- compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. The terms of one or more licenses that we enter into the future may not provide us with the ability to maintain or prosecute patents in the portfolio and must therefore rely on third parties to do so. If we fail to obtain and maintain the patents and patent applications covering our products or procedures, we may not be able to stop a competitor from marketing products that are the same as our product candidates, which could have a material adverse effect on our business.

If we do not obtain patent term extension and data exclusivity for our products and product candidates, our business may be materially harmed.

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired for a product candidate, we may be open to competition from competitive products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

In the future, if we obtain an issued patent covering one of our present or future product candidates, depending upon the timing, duration and specifics of any FDA marketing approval of such product candidates, such patent may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. A patent may only be extended once and only based on a single approved product. However, we may not be granted an extension because of, for example, failure to obtain a granted patent before approval of a product candidate, failure to exercise due diligence during the testing phase or regulatory review process, failure to apply within applicable deadlines, failure to apply prior to expiration of relevant patents or otherwise our failure to satisfy applicable requirements. A patent licensed to us by a third party may not be available for patent term extension. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially.

Changes in patent law in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products and product candidates.

Changes in either the patent laws or the interpretation of the patent laws in the United States or other jurisdictions could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. When implemented, the Leahy-Smith Act included several significant changes to U.S. patent law that impacted how patent rights could be prosecuted, enforced and defended. In particular, the Leahy-Smith Act also included provisions that switched the United States from a “first-to-invent” system to a “first-to-file” system, allowed third- party submission of prior art to the USPTO during patent prosecution and set forth additional procedures to attack the validity of a patent by the USPTO administered post grant proceedings. Under a first-to-file system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had made the invention earlier. The USPTO developed new regulations and procedures governing the administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective on March 16, 2013. Some of the Company’s patents and patent applications have effective dates later than March 16, 2013 and thus will be subject to the provisions of the Leahy-Smith Act.

In addition, the patent positions of companies in the development and commercialization of biologics and pharmaceuticals are particularly uncertain. Recent rulings from the U.S. Court of Appeals for the Federal Circuit and the U.S. Supreme Court have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. This combination of events has created uncertainty with respect to the validity and enforceability of patents, once obtained. Depending on future actions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could have a material adverse effect on our existing patent portfolio and our ability to protect and enforce our intellectual property in the future.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting, maintaining, defending and enforcing patents on products and product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States could be less extensive than those in the United States. The requirements for patentability may differ in certain countries, particularly in developing countries; thus, even in countries where we do pursue patent protection, there can be no assurance that any patents will issue with claims that cover our products. There can be no assurance that we will obtain or maintain patent rights in or outside the United States under any future license agreements. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from utilizing our inventions in all countries outside the United States, even in jurisdictions where we pursue patent protection, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not pursued and obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and product candidates and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology and pharmaceutical products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. Proceedings to enforce our patent rights, even if obtained, in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. While we intend to protect our intellectual property rights in major markets for our products, we cannot ensure that we will be able to initiate or maintain similar efforts in all jurisdictions in which we may wish to market our products. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop.

We may be subject to claims by third parties asserting that our employees or we have misappropriated their intellectual property or claiming ownership of what we regard as our own intellectual property.

Many of our current and former employees, including our senior management, were previously employed at universities or at other biotechnology or pharmaceutical companies, including some which may be competitors or potential competitors. Some of these employees may be subject to proprietary rights, non-disclosure and non- competition agreements, or similar agreements, in connection with such previous employment. Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such third party. Litigation may be necessary to defend against such claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel or sustain damages. Such intellectual property rights could be awarded to a third party, and we could be required to obtain a license from such third party to commercialize our technology or products. Such a license may not be available on commercially reasonable terms or at all. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

In addition, while we typically require our employees, consultants and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own, which may result in claims by or against us related to the ownership of such intellectual property. If we fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights. Even if we are successful in prosecuting or defending against such claims, litigation could result in substantial costs and be a distraction to our senior management and scientific personnel.

We may become involved in lawsuits to protect or enforce our patents and other intellectual property rights, which could be expensive, time-consuming and unsuccessful.

Competitors may infringe our patents, trademarks, copyrights or other intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming and divert the time and attention of our management and scientific personnel. In addition, our patents may become, involved in inventorship, priority, or validity disputes. To counter or defend against such claims can be expensive and time-consuming, and our adversaries may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we can. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents, in addition to counterclaims asserting that our patents are invalid or unenforceable, or both.

In an infringement proceeding, a court may decide that a patent is invalid or unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating intellectual property rights we own or control. An adverse result in any litigation proceeding could put one or more of our owned or in-licensed patents at risk of being invalidated or interpreted narrowly. Further, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

Even if resolved in our favor, the court may decide not to grant an injunction against further infringing activity and instead award only monetary damages, which may or may not be an adequate remedy. Litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions, or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing, or distribution activities.

We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our marks of interest and our business may be adversely affected.

Our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We rely on both registration and common law protection for our trademarks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. During trademark registration proceedings, we may receive rejections. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, with the USPTO and with comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected.

ITEM 1B.	Unresolved Staff Comments

We do not have any unresolved comments issued by the SEC Staff.

ITEM 2.	Properties

We currently lease approximately 9,000 square feet of office and laboratory space in New York,  Massachusetts and California. The terms of our leases expire from December 2026 through June 2028. We believe that our leased property meets our current needs.

ITEM 3.	Legal Proceedings

From time to time, we become involved in litigation and arbitrations in the ordinary course of business. Legal fees and other costs associated with such actions are expensed as incurred. In addition, we assess the need to record a liability for litigation and contingencies. We reserve for costs relating to these matters when a loss is probable, and the amount can be reasonably estimated.

Merger-Related Shareholder Litigation

Brooklyn (then known as NTN Buzztime, Inc.) and its former directors were named as defendants in ten substantially similar actions arising out of the Merger that were brought by purported pre-Merger stockholders of Brooklyn: Henson v. NTN Buzztime, Inc., et al., No. 1:20-cv-08663-LGS (S.D.N.Y.); Monsour v. NTN Buzztime, Inc., et al., No. 1:20-cv-08755-LGS (S.D.N.Y.); Amanfo v. NTN Buzztime, Inc., et al., No. 1:20-cv-08747-LGS (S.D.N.Y.); Carlson v. NTN Buzztime, Inc., et al., No. 1:21-cv-00047-LGS (S.D.N.Y.); Finger v. NTN Buzztime, Inc., et al., No. 1:21-cv-00728-LGS (S.D.N.Y.); Falikman v. NTN Buzztime, Inc., et al., No. 1:20-cv-05106-EK-SJB (E.D.N.Y.); Haas v. NTN Buzztime, Inc., et al., No. 3:20-cv-02123-BAS-JLB (S.D. Cal.); Gallo v. NTN Buzztime, Inc., et al., No. 3:21-cv-00157-WQH-AGS (S.D. Cal.); Chinta v. NTN Buzztime, Inc., et al., No. 1:20-cv-01401-CFC (D. Del.); and Nicosia v. NTN Buzztime, Inc., et al., No. 1:21-cv-00125-CFC (D. Del.) (collectively, the “Stockholder Actions”).  Only two of the Stockholder Actions (the Chinta and Nicosia cases) also named Brooklyn LLC. These actions asserted claims alleging violations of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder and both the Chinta and Nicosia cases alleged that Brooklyn LLC is a controlling person of Brooklyn. The complaints generally alleged that the defendants failed to disclose allegedly material information in a Registration Statement on Form S-4 filed on October 2, 2020, including: (1) certain details regarding any projections or forecasts of Brooklyn or Brooklyn LLC may have made, and the analyses performed by Brooklyn’s financial advisor, Newbridge Securities Corporation; (2) conflicts concerning the sales process; and (3) disclosures regarding whether or not Brooklyn entered into any confidentiality agreements with standstill and/or “don’t ask, don’t waive” provisions. The complaints generally alleged that these purported failures to disclose rendered such Registration Statement on Form S-4 false and misleading. The complaints requested: preliminary and permanent injunction of the Merger; rescission of the Merger if executed and/or rescissory damages in unspecified amounts; direction to the individual directors to disseminate a compliant Registration Statement on Form S-4; an accounting by Brooklyn for all alleged damages suffered; a declaration that certain federal securities laws had been violated; and reimbursement of costs, including attorneys’ and expert fees and expenses. On or about February 26, 2021, in order to render moot certain of the disclosure claims asserted in the Stockholder Actions, to avoid nuisance, potential expense, and delay, and to provide additional information to Brooklyn’s stockholders, Brooklyn determined to voluntarily supplement the Form S-4 with certain additional disclosures. In exchange for those disclosures, the plaintiffs in each of the Stockholder Actions agreed to voluntarily dismiss their claims. As of the date of this Annual Report on Form 10-K all ten actions have been dismissed. Following the dismissal the parties amicably resolved plaintiffs’ counsel’s request for an award of attorneys’ fees and expenses based on the purported benefit contented to be conferred on Brooklyn’s stockholders as a result of the supplemental disclosures.

Dhesh Govender v. Brooklyn Immunotherapeutics, LLC, et al., Index No. 650847/2021 (N.Y. Sup. Ct. N.Y. Cty. 2021)

On or about February 5, 2021, Dhesh Govender, a former short-term consultant of Brooklyn LLC, filed a complaint against Brooklyn LLC and certain individuals that plaintiff alleges were directors of Brooklyn LLC. The complaint is captioned, Dhesh Govender v. Brooklyn Immunotherapeutics, LLC, et al., Index No. 650847/2021 (N.Y. Sup. Ct. N.Y. Cty. 2021). Plaintiff alleges that Brooklyn LLC and certain of its officers engaged in unlawful and discriminatory conduct based on race, national origin and hostile work environment. Plaintiff also asserts various breach of contract, fraud and quantum meruit claims based on an alleged oral agreement pursuant to which he alleges Brooklyn LLC agreed to hire him as an executive once the Merger was completed. In particular, plaintiff alleges that, in exchange for transferring an opportunity to obtain an agreement to acquire a license from Novellus for its mRNA-based gene editing and cell reprogramming technology to Brooklyn LLC, he was promised a $500,000 salary and 7% of the equity of Brooklyn LLC. Based on these and other allegations, plaintiff seeks damages of not less than $10 million, a permanent injunction enjoining Brooklyn LLC from exercising the option to acquire such license from Novellus or completing the proposed Merger. On or about February 19, 2021, an amended complaint was filed asserting the same causes of action but withdrawing the request for injunctive relief. On June 6, 2021, defendants filed a motion to compel arbitration or, in the alternative, for partial dismissal of the complaint for failure to state viable fraud, quantum meruit and employment discrimination claims. After obtaining extensions of time to respond, plaintiff opposed the defendants’ motion on August 9, 2021. The defendants filed their reply on September 3, 2021. The Court heard oral argument on the motion to compel arbitration and/or dismiss and the motion to seal on October 13, 2021. By Order dated November 10, 2021, the Court granted defendants’ motion to compel Govender to arbitrate all of his claims against them, based on the arbitration clause of his consulting agreement with Brooklyn LLC.  Govender thereafter filed his Statement of Claim (the “Demand”) with the American Arbitration Association (“AAA”), Case No. 01-21-0017-9417, on December 15, 2021 against the same defendants, and served it on defendants’ counsel on February 3, 2022.  In his Demand, Govender continues to assert statutory discrimination claims against all defendants, claims against Brooklyn LLC premised on the breach of an alleged oral promise to issue Govender 7% of the equity of Brooklyn LLC and to employ Govender at a $500,000 annual salary in exchange for allegedly arranging and negotiating the Novellus license, common law fraud claims against the Company and Cherington based on the breach of these same promises and a claim for quantum meruit against the Brooklyn LLC.  In his Demand, Govender now claims that the fair and reasonable value of his services on the quantum meruit claim exceeded $100 million and is seeking damages in an amount to be determined at the hearing.  Defendants filed an answering statement to the Demand on February 28, 2022 and the parties are in the process of conferring on the selection of a three-member arbitration panel. At this stage in the litigation, the Company is not able to predict the probability of a favorable or unfavorable outcome.

Carlson v. Allen Wolff, Michael Gottlieb, Richard Simtob, Susan Miller, and NTN Buzztime, Inc., C.A. No. 2021-0193-KSJM (Del. Ch. Ct.)

On or about March 12, 2021, Douglas Carlson, a purported stockholder of Brooklyn (then known as NTN Buzztime, Inc.), filed a verified class action complaint against Brooklyn and its then current members of the board of directors, for allegedly breaching their fiduciary duties and violating Section 211(c) of the Delaware General Corporation Law.  In particular, plaintiff seeks to compel the defendants to hold an annual stockholder meeting.  Plaintiff also moved for summary judgment at the same time that he filed his complaint.  In order to moot the claim addressed in the complaint, Brooklyn agreed to hold its annual meeting on June 29, 2021, which date was subsequently rescheduled to August 20, 2021.  On or about May 6, 2021, the parties entered into a stipulation, which was “so ordered” by the court, extending defendants’ time to respond to the complaint and to file their answering brief in opposition to plaintiff’s motion for summary judgment on or before July 16, 2021 and providing that plaintiff’s reply brief in support of his motion for summary judgment is due on or before August 20, 2021. On or about July 12, 2021, the parties entered in a further amended scheduling order, which provided that defendants were to respond to the complaint and file their answering brief in opposition to plaintiff’s motion for summary judgment on or before September 16, 2021 and plaintiff was to file its reply brief in support of his motion for summary judgment on or before October 20, 2021.  On August 20, 2021, Brooklyn convened its 2021 annual meeting. Due to the lack of a required quorum, the meeting was adjourned to September 3, 2021. Thereafter, Brooklyn obtained a quorum, and the annual meeting was held on September 3, 2021. On September 10, 2021, Brooklyn filed a report on Form 8-K with the SEC announcing the results of the annual meeting. On September 16, 2021, the parties filed a stipulation seeking voluntary dismissal of the complaint as moot. The Court entered the dismissal on September 16, 2021 with prejudice as to the named plaintiff and without prejudice as to other members of the purported class and retained jurisdiction for the purpose of determining any fee application to the extent it cannot be resolved amicably the parties. Thereafter, on or about November 12, 2022, the parties resolved plaintiff’s counsel’s request for an award of fees and expenses for the purported benefit that Carlson contended was received by stockholders as a result of his action.

Edmund Truell Matter

On May 14, 2021, Edmund Truell, a stockholder of Brooklyn, alleged that he sustained a loss because he was unable to sell shares of common stock timely due to a delay caused by Brooklyn’s issuance of stock certificates in lieu of electronic book entry.

Emerald Private Equity Fund, LLC Matter

By a letter dated July 7, 2021, Emerald Private Equity Fund, LLC (“Emerald”), a stockholder of Brooklyn, made a demand pursuant to 8 Del. C. 220 to inspect certain books and records of Brooklyn. The stated purpose of the demand is to investigate possible wrongdoing by persons responsible for the implementation of the Merger and the issuance of paper stock certificates, including investigating  whether: (i) Brooklyn’s stock certificates were issued in accordance with the Merger Agreement; (ii) certain restrictions on the sale of Brooklyn common stock following the Merger were proper and applied without favor; (iii) anyone received priority in post-Merger issuances of Brooklyn’s stock certificates that allowed them to benefit from an increase in the trading price of Brooklyn’s common stock; and (iv) it should pursue remedial measures and/or report alleged misconduct to the SEC. Brooklyn has responded to the demand letter and has produced certain information to Emerald in connection with the demand, which is subject to the terms of a confidentiality agreement entered into among the parties, including certain additional stockholders who have subsequent joined as parties to such agreement.  In October 2021, Emerald requested that Brooklyn produce additional information related to the authority, purpose and justification for the restriction imposed on the sale of Brooklyn common stock following the Merger and the timing of share delivery to Brooklyn stockholders, following which request Brooklyn agreed to produce certain additional information and emails relating to these topics.

On March 30, 2022, counsel to Emerald advised the Company that it was prepared to file suit against the Company, certain current and former directors of the Company, and the Company’s financial advisor in connection with the Merger, on behalf of Emerald and a class of similarly situated stockholders with respect to some or all of the foregoing matters, alleging claims for breach of fiduciary duty, conversion and aiding and abetting breach of fiduciary duty.  Emerald’s counsel has expressed a willingness to engage in private pre-suit early resolution discussions with the Company and its financial advisor on behalf of individual stockholders whom counsel represents in addition to Emerald; and the Company has agreed to respond to Emerald’s counsel by April 22, 2022.  The Company can provide no assurance that such pre-suit early resolution discussions will be successful or that suit will not ultimately be filed against the Company, nor can the Company currently predict the outcome of any such suit, if filed.  The Company intends to defend itself vigorously against any and all claims.  Additionally, on April 7, 2022, the Company received a demand for indemnification from its financial advisor as it relates to the aforementioned potential lawsuit.

John Westman v. Novellus, Inc., Christopher Rohde, and Matthew Angel, Civil Action No. 2181CV01949 (Middlesex County (Massachusetts) Superior Court)

On or about September 7, 2021, John Westman, a former employee of Novellus, Inc. filed a Complaint in Middlesex County (Massachusetts) Superior Court against Novellus, Inc. and the company’s founders and former executives, Christopher Rohde and Matthew Angel (collectively, “Defendants”).  Brooklyn acquired Novellus, Inc. on July 16, 2021.  Mr. Westman’s claims relate to alleged conduct that took place before Brooklyn acquired Novellus, Inc.  Pursuant to the July 16, 2021 Agreement and Plan of Acquisition, as well as a separate agreement among Brooklyn, Novellus, Inc., Mr. Rohde, and Mr. Angel, Mr. Rohde and Mr. Angel are essentially assuming the defense of and paying the fees associated with defending against these claims.  To that end, on September 10, 2021, Morgan Lewis accepted service on behalf of all defendants. On December 24, 2021, Westman dismissed the case without prejudice so the parties could mediate the matter. The parties’ February 2022 mediation was unsuccessful, but Mr. Westman has not refiled suit.

ITEM 4.	Mine Safety Disclosures

Not Applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on The Nasdaq Global Market under the symbol “BTX.”

As of April 12, 2022, there were approximately 421 stockholders of record based on the actual number of holders registered on our books at such date.

We have 156,112 shares of Series A Preferred Stock issued and outstanding. The Series A Preferred Stock provides for a cumulative annual dividend of 10 cents per share, payable in semi-annual installments in June and December. Dividends may be paid in cash or in shares of our common stock. In 2021, we paid approximately $8,000 in cash dividends and issued 202 shares of common stock in stock dividends to the holders of our Series A Preferred Stock.  We expect to pay the dividends on our Series A Preferred Stock in accordance with its terms, though we may elect to pay the dividend in shares of our common stock in the future.

We have not declared or paid any cash dividends on our common stock. No cash dividends have been previously paid on our common stock and none are anticipated in 2022.

ITEM 6.	[Reserved]

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), and Section 21E of the Exchange Act, about our expectations, beliefs, or intentions regarding our product development efforts, business, financial condition, results of operations, strategies and prospects. You can identify forward-looking statements by the fact that these statements do not relate to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those contained in “Item 1A — Risk Factors” of this Annual Report on Form 10-K. We do not undertake any obligation to update forward-looking statements except as required by applicable law. We intend that all forward-looking statements be subject to the safe harbor provisions of PSLRA. These forward-looking statements reflect our views only as of the date they are made.

Overview

We are a clinical-stage biopharmaceutical company focused on exploring the role that cytokine-based therapy can have on the immune system in treating patients with cancer, both as a single agent and in combination with other anti-cancer therapies. We are seeking to develop IRX-2, a novel cytokine-based therapy, to treat patients with cancer. We also are exploring opportunities to advance oncology, blood disorder, and monogenic disease therapies using gene-editing and cell therapy technology through a license with Factor Bioscience Limited, or Factor, and through our acquisition of Novellus, Inc. and Novellus, Ltd. in July 2021, or the Acquisition.

Recent Developments

Acquisition of Novellus

On July 16, 2021, we acquired Novellus, Inc. and Novellus, Inc.’s wholly owned subsidiary, Novellus, Ltd. Brooklyn also acquired 25.0% of the total outstanding equity interests of NoveCite, Inc.  Total consideration was $124.0 million, which consisted of (a) $22.8 million in cash and approximately and (b) approximately 7,022,000 shares of common stock, which under the terms of the Acquisition Agreement were valued at a total of $102.0 million, based on a price of $14.5253 per share.

Merger with NTN Buzztime, Inc.

On March 25, 2021, we completed the Merger with NTN Buzztime, Inc. In accordance with the Merger Agreement, on March 25, 2021, Brooklyn amended its restated certificate of incorporation in order to effect:

•	prior to the Merger, a reverse stock split of its common stock, par value $0.005 per share, at a ratio of one-for-two; and
•	following the Merger, a change in its corporate name from “NTN Buzztime, Inc.” to “Brooklyn ImmunoTherapeutics, Inc.”

On March 26, 2021, we sold the rights, title and interest in and to the assets relating to the business operated under the name “NTN Buzztime, Inc.” prior to the Merger to eGames.com Holdings LLC, or eGames.com, in exchange for eGames.com’s payment of a purchase price of $2.0 million and assumption of specified liabilities relating to such pre-Merger business. This transaction, which we refer to as the Disposition, was completed in accordance with the terms of an asset purchase agreement dated September 18, 2020, as amended, between us and eGames.com.

The Merger has been accounted for as a reverse acquisition in accordance with U.S. generally accepted accounting principles, or GAAP. Under this method of accounting, Brooklyn LLC was deemed the “acquiring” company and Brooklyn (then known as NTN Buzztime, Inc.) was treated as the “acquired” company for financial reporting purposes. Operations prior to the Merger are those of Brooklyn LLC, and the historical financial statements of Brooklyn LLC became the historical financial statements of Brooklyn with respect to periods prior to the completion of the Merger.

Impact of COVID-19 Pandemic

The development of our product candidates has been, and could continue to be, disrupted and materially adversely affected by past and continuing impacts of the COVID-19 pandemic. This is largely a result of measures imposed by the governments and hospitals in affected regions, businesses and schools were suspended due to quarantines intended to contain this outbreak. The spread of COVID-19 from China to other countries resulted in the Director General of the World Health Organization declaring COVID-19 a pandemic in March 2020. While the constraints of the pandemic are being lifted, we are still assessing the longer-term impact of the COVID-19 pandemic on our development plans, and on the ability to conduct our clinical trials. COVID-19 could continue to disrupt production and cause delays in the supply and delivery of products used in our operations, may affect our operations, including the conduct of clinical studies, or the ability of regulatory bodies to grant approvals or supervise our candidates and products, may further divert the attention and efforts of the medical community to coping with the COVID-19 and disrupt the marketplace in which we operate and may have a material adverse effects on our operations. COVID-19 may also affect our employees and employees and operations at suppliers that may result in delays or disruptions in supply. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock. Additionally, if the COVID-19 pandemic has a significant impact on our business and financial results for an extended period of time, our liquidity and cash resources could be negatively impacted. The extent to which the COVID-19 pandemic and ongoing global efforts to contain its spread will impact our operations will depend on future developments, which are highly uncertain, and include the duration, severity and scope of the pandemic and the actions taken to contain or treat the COVID-19 pandemic. Further, the specific clinical outcomes, or future pandemic related impacts of emerging COVID-19 variants cannot be reliably predicted.

The patients in our clinical trials have conditions that make them especially vulnerable to COVID-19, and as a result we have seen slowdowns in enrollment in our clinical trials. While our INSPIRE trial in patients with squamous cell carcinoma of the oral cavity  is fully populated, our other clinical studies are likely to continue to encounter delays in enrollment as a result of the pandemic.

Basis of Presentation

Revenues

We are a development stage company and have had no revenues from product sales to date. We will not have revenues from product sales until such time as we receive regulatory approval of our product candidates, successfully commercialize our products or enter into a licensing agreement which may include up-front licensing fees, of which there can be no assurance.

Research and Development Expenses

We expense our research and development costs as incurred. Our research and development expenses consist of costs incurred for company-sponsored research and development activities, as well as support for selected investigator-sponsored research. Upfront payments and milestone payments for the licensing of technology are expensed as research and development in the period in which they are incurred if the technology is not expected to have any alternative future uses other than the specific research and development project for which it was intended. In-Process Research and Development (“IPR&D”) that is acquired through an asset acquisition and has no alternative future uses and, therefore, no separate economic values, is expensed to research and development costs at the time the costs are incurred.

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

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries, benefits and other costs, including equity-based compensation, for our executive and administrative personnel, legal and other professional fees, travel, insurance, and other corporate costs.

Comparison of the Years Ended December 31, 2021 and 2020

	Years Ended December 31,		Change	% Change
	2021	2020
Operating expenses:
Research and development	$12,705,000	$3,951,000	$8,754,000	$222%
Acquired in-process research and development	80,538,000	-	80,538,000	N/A
General and administrative	14,724,000	3,297,000	11,427,000	347%
Transaction costs	5,765,000	-	5,765,000	N/A
Change in fair value of contingent consideration	(180,000)	19,240,000	(19,420,000)	-101%
Total operating expenses	113,552,000	26,488,000	87,064,000	329%

Loss from operations	(113,552,000)	(26,488,000)	(87,064,000)	329%

Other expenses:
Loss on sale of NTN assets	(9,648,000)	-	(9,648,000)	N/A
Other income (expense), net	899,000	(43,000)	942,000	-2191%
Total other expense	(8,749,000)	(43,000)	(8,706,000)	20247%
Loss before income taxes	(122,301,000)	(26,531,000)	(95,770,000)	361%
Provision for income taxes	(5,000)	-	(5,000)	N/A

Net loss	(122,306,000)	(26,531,000)	(95,775,000)	361%

Series A preferred stock dividend	(16,000)	-	(16,000)	N/A

Net loss attributable to common stockholders	$(122,322,000)	$(26,531,000)	$(95,791,000)	361%

Research and Development Expenses

	Years Ended December 31
	2021	2020	Change	% Change
License fees	$6,500,000	$-	$6,500,000	N/A
Stock-based compensation	1,597,000	-	1,597,000	N/A
Clinical trials	1,292,000	412,000	880,000	214%
Payroll-related	2,342,000	1,985,000	357,000	18%
Other expenses, net	974,000	1,554,000	(580,000)	-37%
Total research and development expenses	$12,705,000	$3,951,000	$8,754,000	222%

For the year ended December 31, 2021, our research and development expenses increased by approximately $8.75 million from the year ended December 31, 2020 due to upfront payments associated with licensed technology, which were expensed because there is no future alternative use for the licensed technology other than for the intended purpose, increased clinical trial expenses, increased headcount and increased stock-based compensation when compared to 2020.

Acquired IPR&D

During the year ended December 31, 2021, we expensed the approximately $80.5 million fair value of the IPR&D acquired in the Acquisition because there is no future alternative use for the IPR&D other than for its intended purpose.

General and Administrative Expenses

	Years Ended December 31
	2021	2020	Change	% Change
Professional fees	$7,351,000	$2,352,000	$4,999,000	213%
Stock-based compensation	3,638,000	91,000	3,547,000	3898%
Payroll-related	1,299,000	(98,000)	1,397,000	-1426%
Insurance	1,134,000	122,000	1,012,000	830%
Other expenses, net	1,302,000	830,000	472,000	57%
Total general and administrative expenses	$14,724,000	$3,297,000	$11,427,000	347%

The $11.42 million increase in general and administrative expense for the year ended December 31, 2021 from the year ended December 31, 2020 was primarily related to increased professional fees such as legal, accounting and consulting fees associated with merger and acquisition activity, including the Merger and the Acquisition, as well as costs associated with becoming a publicly traded company, increased stock-based compensation resulting from the issuance of equity awards, increased payroll-related expense due to an increase in our headcount and increased insurance expenses when compared to 2020.

Transaction Costs

For the year ended December 31, 2021, we incurred approximately $5.8 million in transaction costs related to the issuance of common stock to Brooklyn LLC’s financial advisor upon consummation of the Merger, and there were no comparable transaction costs for the year ended December 31, 2020.

Change in Fair Value of Contingent Consideration

As of December 31, 2020, our contingent consideration liability was approximately $20.1 million and  related to royalties we would be obligated to pay under certain IRX-2 license agreements based on future revenues from any future IRX-2 product sales. During the year ended December 31, 2021, the change in fair value of the contingent consideration was a decrease to the liability of $180,000, based on our third-party valuation analysis.

Loss on Sales of NTN Assets

The approximately $9.6 million loss on the sale of NTN assets during the year ended December 31, 2021 was incurred upon completion of the Disposition, and there was no comparable loss on sale for the year ended December 31, 2020.

Other Income (Expense), Net

	Years Ended December 31
	2021	2020	Change	% Change
Employer retention tax credit	$664,000		$664,000	N/A
Income from Brooklyn PPP loan forgiveness	310,000	-	310,000	N/A
Other expenses, net	(1,000)	-	(1,000)	N/A
Interest expense, net	(74,000)	(43,000)	(31,000)	72%
Total other income (expense), net	$899,000	$(43,000)	$942,000	-2191%

During the year ended December 31, 2021, we recognized an increase in other income, net of expense of $899,000, as compared to other expense of $43,000 for the year ended December 31, 2020, primarily as a result of a withholding tax refund related to the employer retention tax credit under the Coronavirus Aid, Relief, and Economic Security Act administered by the U.S. Small Business Administration, or the CARES Act, and the forgiveness of Brooklyn LLC’s Paycheck Protection Program loan, or the PPP Loan, which was primarily offset by interest accrued on notes payable that we assumed as part of the acquisition of the assets of IRX Therapeutics, LLC in 2018. Such notes bore interest at the rate of 14% and matured on December 31, 2021, on which date the Company repaid such notes in full, including all accrued and unpaid interest thereon.

Provision for Income Taxes

Our income tax provision is for state income tax related to our U.S. operations.  At December 31, 2021 and 2020 we had available net operating loss (“NOL”) carryforwards of approximately $20,679,000 and $0 for federal income tax purposes, respectively, of which $20,679,000 can be carried forward indefinitely. We have available $1,397,000 and $747,000 state NOLs for the years ended December 31, 2021 and 2020, respectively.  We also have foreign NOL carryforwards of $4,759,000 and $0 for the years ended December 31, 2021 and 2020, respectively, which carry forward indefinitely. Section 382 of the Internal Revenue Code (“IRC”) imposes limits on the ability to use NOL carryforwards that existed prior to a change in control to offset future taxable income. Such limitations would reduce, potentially significantly, the gross deferred tax assets disclosed in the table above related to the NOL carryforwards.  We continue to disclose the NOL carryforwards at their original amount in the table above as no potential limitation has been quantified. We have also established a full valuation allowance for all deferred tax assets, including the NOL carryforwards, since we could not conclude that we were more likely than not able to generate future taxable income to realize these assets.

Liquidity and Capital Resources

At December 31, 2021, we had cash and cash equivalents of approximately $17.0 million. During the second quarter of 2021, we entered into Purchase Agreements with Lincoln Park, pursuant to which we have the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to an aggregate of $60.0 million in shares of our common stock. Future sales of common stock by us, if any, are subject to certain limitations, and may occur from time to time, at our sole discretion. As of April 12, 2022, we had issued and sold approximately 3,552,000 shares of common stock for total gross proceeds of $54.1 million and net proceeds of $52.0 million. For further information, see “—Recent Developments—Purchase Agreements.” On March 9, 2022, we consummated the PIPE Transaction, resulting in net proceeds of approximately $11 million. see “—Recent Developments—PIPE Transaction.”   Pursuant to the purchase agreement entered into in respect of the PIPE Transaction, we are prohibited from issuing equity under the Purchase Agreements for a period of one-year following consummation of the PIPE Transaction.

We have to date incurred operating losses, and we expect these losses to increase in the future as we expand our product development programs and operate as a publicly traded company.  Developing product candidates, conducting clinical trials and commercializing products are expensive, and we will need to raise substantial additional funds to achieve our strategic objectives. It will likely be some years before we obtain the necessary regulatory approvals to commercialize one or more of our product candidates. Based on our current financial condition and forecasts of available cash, including as mentioned above, we believe we do not have sufficient funds to fund our operations for the next twelve months from the filing of the financial statements contained in this Annual Report on Form 10-K. There can be no assurance that we will ever be in a position to commercialize IRX-2 or any other product candidate we may acquire, or that we will obtain any additional financing that we require in the future or, even if such financing is available, that it will be obtainable on terms acceptable to us.

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

We plan to raise additional funds to support our product development activities and working capital requirements through the remaining availability under the Second Purchase Agreement (to the extent we are permitted to use such agreement), public or private equity offerings, debt financings, corporate collaborations or other means. We may also seek governmental grants to support our clinical trials and preclinical trials. Further, we may seek to raise capital to fund additional product development efforts even if we have sufficient funds for our planned operations. Any sale by us of additional equity or convertible debt securities could result in dilution to our stockholders. There can be no assurance that any such required additional funding will be available to us at all or available on terms acceptable to us.

Further, to the extent that we raise additional funds through collaborative arrangements, it may be necessary to relinquish some rights to our technologies or grant sublicenses on terms that are not favorable to us. If we are not able to secure additional funding when needed, we may have to delay the commercialize of our products, reduce the scope of or eliminate one or more research and development programs, which could have an adverse effect on our business.

Sources of Funds

Equity Securities

On March 6, 2022, we entered into a Securities Purchase Agreement with the PIPE Investor providing for the private placement (the “PIPE Transaction”) to the PIPE Investor of approximately 6,857,000 Units, each of which consisted of (i) one share of our common stock (or, in lieu thereof, one Pre-Funded Warrant) and (ii) one Common Warrant, resulting in net proceeds of approximately $11 million. The PIPE Transaction closed on March 9, 2022. see “—Recent Developments—PIPE Transaction.”

On April 26, 2021, we and Lincoln Park Capital Fund, LLC, or Lincoln Park, executed the First Purchase Agreement, pursuant to which we had the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park would be obligated to purchase, up to $20.0 million of shares of Brooklyn’s common stock, subject to certain limitations. In consideration for Lincoln Park’s entry into the First Purchase Agreement, we issued Lincoln Park approximately 56,000 shares of common stock. As of December 31, 2021, we issued and sold to Lincoln Park approximately 1,128,000 shares of common stock under the First Purchase Agreement for gross proceeds of $20.0 million, and no further shares may be sold to Lincoln Park under the First Purchase Agreement.

On May 26, 2021, we and Lincoln Park executed the Second Purchase Agreement, pursuant to which we have the right from time to time, but not the obligation, to sell to Lincoln Park, and Lincoln Park would be obligated to purchase, up to $40.0 million of shares of Brooklyn’s common stock, subject to certain limitations. In consideration of Lincoln Park’s entry into the Second Purchase Agreement, we issued to Lincoln Park 50,000 shares of common stock. As of December 31, 2021, Brooklyn had issued and sold approximately 2,424,000 shares of common stock under the Second Purchase Agreement for total gross proceeds of $34.1 million.   Pursuant to the Securities Purchase Agreement in respect of the PIPE Transaction, we may not effect transactions under the Second Purchase Agreement for a period of one year immediately following closing of the PIPE Transaction.

For further information on the Purchase Agreements, see “—Recent Developments—Purchase Agreements.”

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

Brooklyn LLC PPP Loan.

On May 4, 2020, Brooklyn LLC issued a note in the principal amount of approximately $310,000 to Silicon Valley Bank evidencing the loan, or the Brooklyn LLC PPP Loan, Brooklyn LLC received under the Paycheck Protection Program, or PPP, of the CARES Act administered by the U.S. Small Business Administration. Brooklyn LLC PPP Loan had an interest rate of 1.0% per annum.

Under the terms of the CARES Act, certain amounts of the Brooklyn LLC PPP Loan could be forgiven if they were used for qualifying expenses as described in the CARES Act. In June 2021, Brooklyn LLC submitted its loan forgiveness application for the Brooklyn LLC PPP Loan, and in September 2021, the lender informed Brooklyn LLC that the U.S Small Business Administration had approved the forgiveness of 100% of the outstanding principal and interest of the Brooklyn LLC PPP Loan. As of December 31, 2021, there was no outstanding principal balance under the Brooklyn LLC PPP Loan.

Uses of Funds

Net Cash Used in Operating Activities.

Our operations used $23.5 million during the year ended December 31, 2021. Our cash use for operating activities is influenced by the level of our net loss and the amount of cash we invest in personnel and technology development to support anticipated growth in our business.

License Obligations.

We are obligated to pay certain amounts to Factor pursuant to the license agreement we entered into in April 2021, including $2.5 million in October 2021, which was paid, and $3.5 million in October 2022.  The license agreement also provides for milestone payments and royalties on the net sale of product developed under the license agreement.

Lease Obligations.

We are obligated to pay approximately $750,000 per year for our facilities leases, subject to annual increases and to a sharing of common area expenses with other tenants in the building. The leases expire at varying times between December 2026 and June 2028.

Acquisition.

On July 16, 2021, we used approximately $22,882,000 of cash as partial consideration for the Acquisition, and we issued common stock valued at a total of $102.0 million, based on a price of $14.5253 per share, for the remaining portion of the Acquisition’s purchase price.

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

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenue and expenses during the reporting periods. We continually evaluate our judgments, estimates and assumptions. We base our estimates on the terms of underlying agreements, our expected course of development, historical experience and other factors we believe are reasonable based on the circumstances, the results of which form our management’s basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We believe the following critical accounting estimates affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (a) the reported amounts of assets and liabilities; (b) disclosure of contingent assets and liabilities at the date of the consolidated financial statements; (c) the reported amounts of revenues and expenses during the reporting period and (d) the reported amount of the fair value of assets acquired in connection with business combinations. Actual results could differ from those estimates. Our significant estimates and assumptions include the recoverability and useful lives of long-lived assets and the contingent consideration liability.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in the acquisition of IRX Therapeutics, Inc. in November 2018 (the “IRX Acquisition”), which was accounted for as a business combination. Goodwill is not amortized but is tested for impairment annually, or if events occur or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Since management evaluates Brooklyn as a single reporting unit, goodwill is tested for impairment at the entity level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the entity is less than its carrying value. Such qualitative factors include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant events.  If the entity does not pass the qualitative assessment, then the entity’s carrying value is compared to its fair value. Goodwill is considered impaired if the carrying value of the entity exceeds its fair value.

Impairment of Long-Lived Assets

We review long-lived assets and certain identifiable assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. An impairment exists when the carrying value of the long-lived asset is not recoverable and exceeds its fair value.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between willing market participants. A fair value hierarchy has been established for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

The carrying amounts reported on the balance sheet for cash and cash equivalents, accounts receivable, prepaid assets and other current assets, accounts payable and accrued expenses, other current liabilities and other liabilities approximate fair value based due to their short maturities. The carrying value of loans payable approximates its fair market value because the effective yield on this debt, which includes contractual interest rates as well as other finance charges, is comparable to rates of returns for instruments of similar credit risk.

Commitment and Contingencies

We follow ASC No.450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Stock-Based Compensation

The Company recognizes stock-based compensation expense for equity awards granted to employees, directors and certain consultants. The Company estimates the fair value of stock options using the Black-Scholes option pricing model. The fair value of stock options granted is recognized as expense over the requisite service period. Stock-based compensation expense for share-based payment awards is recognized using the straight-line single-option method.

Recent Accounting Pronouncements

In May 2021, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. ASU 2021-04 addresses the accounting for certain modifications or exchanges of freestanding equity-classified written call options. ASU 2021-04 is effective for fiscal years beginning after December 15, 2021 (January 1, 2022 for us) and interim periods within those fiscal years, with early adoption permitted. We do not expect the adoption of this update to have a significant impact on our financial statements.

In July 2021, the FASB issued ASU 2021-05, Leases (Topic 842) – Lessors - Certain Leases with Variable Lease Payments, which amends the lessor classification guidance to introduce additional criteria when classifying leases with variable lease payments that do not depend on a reference index or a rate. This guidance is effective for annual periods beginning after December 15, 2021 (January 1, 2022 for us), with early adoption permitted. We do not expect the adoption of this update to have a significant impact on its financial statements.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

Under SEC rules and regulations, as a smaller reporting company we are not required to provide the information otherwise required by this item.

ITEM 8.	Financial Statements and Supplementary Data

See “Index to Consolidated Financial Statements” on page F-1 for a listing of the Consolidated Financial Statements filed with this Annual Report on Form 10-K.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we were required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as of the end of the period covered by this Annual Report on Form 10-K under the supervision, and with the participation, of our management, including our Chief Executive Officer and President (who serves as our principal executive officer) and our Vice President of Finance (who serves as our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures.

Based on that evaluation, our Chief Executive Officer and Vice President of Finance concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report on Form 10-K in providing reasonable assurance of achieving the desired control objectives due primarily to a material weakness discussed below.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Vice President of Finance, we conduct an annual evaluation of the effectiveness of our internal control over financial reporting based on the guidelines established by the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. If management identifies any material weakness in the course of that evaluation, management cannot conclude that our internal controls over financial reporting are effective.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Upon completion of the Merger in March 2021 and the resulting change in our business model and strategy, we experienced a complete turnover of our employees, including all of the members of our executive management team, which resulted in, among other things, our having insufficient accounting staff available to enable and ensure adequate segregation of duties and our lacking appropriate and complete documentation of policies and procedures critical to the accomplishment of financial reporting objectives. The accounting personnel and documentation deficiencies each increase the risk that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Based on this evaluation, our Chief Executive Officer and President and our Vice President of Finance concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective and did not provide reasonable assurance of achieving the desired control objectives.

Management’s Plan for Material Weakness in Internal Control over Financial Reporting

Management plans to implement measures designed to ensure that the deficiencies contributing to the ineffectiveness of our disclosure controls and procedures are promptly remediated, such that the controls and procedures are designed, implemented and operating effectively. The remediation actions planned include:

•	hiring additional accounting personnel in a number, and with experience, to allow for proper segregation of duties; and

•
developing and implementing, and then monitoring the effectiveness of, written policies and procedures required to achieve our financial reporting objectives in a timely manner, including policies and procedures relating to internal control over financial reporting.

We are committed to developing a strong internal control environment, and we believe the remediation efforts that we will implement will result in significant improvements in our control environment. We hired our Vice President of Finance in the second quarter of 2021 to oversee all accounting and financial reporting matters, including implementing a framework for internal controls over financial reporting, and we hired a full-time controller at the beginning of 2022. Also, during the fourth quarter of 2021, we engaged a third-party consulting firm with expertise in implementing the framework for internal controls over financial reporting, and we currently developing this framework. Our management will continue to monitor and evaluate the relevance of our risk-based approach and the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary.

Changes in Internal Control over Financial Reporting

Other than described above, there was no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

Not Applicable.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

The information required in Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accounting Fees and Services) is incorporated by reference to the Company’s definitive proxy statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2021.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

(1)          Consolidated Financial Statements. The consolidated financial statements of the Company and its consolidated subsidiaries are set forth in the “Index to Consolidated Financial Statements” on page F-1.

(2)          Financial Statement Schedules. None

(3)          Exhibits. The following exhibits are submitted with this Annual Report on Form 10-K or, where indicated, incorporated by reference to other filings.

Exhibit	Description	Incorporated By Reference
2.1(b)	Agreement and Plan of Merger and Reorganization, dated August 12, 2020, among NTN Buzztime, Inc., BIT Merger Sub, Inc. and Brooklyn Immunotherapeutics LLC	Annex A to the proxy statement/prospectus/consent solicitation statement forming a part of the S-4 Registration Statement filed on January 20, 2021
2.2(b)
Agreement and Plan of Acquisition, dated as of July 16, 2021, by and among Brooklyn ImmunoTherapeutics, Inc., Brooklyn Acquisition Sub, Inc., Novellus LLC, Novellus, Inc., and the Sellers’ Representative.
Exhibit to Form 8-K filed on July 19, 2021
3.1	Restated Certificate of Incorporation	Exhibit to Form 10-Q filed on August 14, 2013
3.2	Certificate of Amendment to the Restated Certificate of Incorporation (reverse/forward split)	Exhibit to Form 8-K filed on June 17, 2016
3.3	Certificate of Decrease of the Series A Convertible Preferred Stock	Exhibit to Form 8-K filed on April 12, 2017
3.4	Certificate of Amendment to the Restated Certificate of Incorporation (decrease in authorized capital stock)	Exhibit to Form 8-K filed on June 9, 2017
3.5	Certificate of Amendment to Restated Certificate of Amendment, dated March 25, 2021 (Reverse Stock Split)	Exhibit to Form 8-K filed on March 31, 2021
3.6	Certificate of Amendment to Restated Certificate of Amendment, dated March 25, 2021 (Authorized Share Increase)	Exhibit to Form 8-K filed on March 31, 2021
3.7	Certificate of Amendment to Restated Certificate of Amendment, dated March 25, 2021 (Name Change)	Exhibit to Form 8-K filed on March 31, 2021
3.8	Certificate of Validation of Brooklyn ImmunoTherapeutics, Inc., as filed with the Secretary of State of the State of Delaware on September 3, 2021	Exhibit to Form 8-K filed on September 13, 2021
3.9	Amended and Restated Bylaws of Brooklyn ImmunoTherapeutics, Inc.	Exhibit to Form 8-K filed on September 23, 2021
4.1	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed herewith
10.1	Registration Rights Agreement, dated as of April 26, 2021, between Brooklyn ImmunoTherapeutics, Inc. and Lincoln Park Capital Fund, LLC	Exhibit to Form 8-K filed on April 30, 2021
10.2	Registration Rights Agreement, dated as of May 26, 2021, between Brooklyn ImmunoTherapeutics, Inc. and Lincoln Park Capital Fund, LLC	Exhibit to Form 8-K filed on May 26, 2021
10.3	Registration Rights Agreement, dated as of July 16, 2021, by and among Brooklyn ImmunoTherapeutics, Inc. and the individuals and entities named therein.	Exhibit to Form 8-K filed on July 19, 2021
10.4	Amended and Restated Royalty Agreement and Distribution Agreement, dated March 22, 2021.	Exhibit to Form 8-K filed on March 31, 2021
10.5(a)	Assignment and Assumption of Employment Agreement dated March 30, 2021 among Brooklyn ImmunoTherapeutics, LLC, Brooklyn ImmunoTherapeutics, Inc. and Ronald Guido.	Exhibit to Form 8-K filed on March 31, 2021

10.6(a)	Assignment and Assumption of Employment Agreement dated March 30, 2021 among Brooklyn ImmunoTherapeutics, LLC, Brooklyn ImmunoTherapeutics, Inc. and Lynn Sadowski Mason.	Exhibit to Form 8-K filed on March 31, 2021
10.7(a)	Executive Employment Agreement, dated as of April 1, 2021 and effective as of April 16, 2021, between Brooklyn ImmunoTherapeutics, Inc. and Howard J. Federoff.	Exhibit to Form 8-K filed on April 7, 2021
10.8(a)	Executive Employment Agreement, dated as of June 5, 2021 and effective as of June 28, 2021, between Brooklyn ImmunoTherapeutics, Inc. and Kevin D’Amour.	Exhibit to Form 8-K filed on June 10, 2021
10.9(a)	Executive Employment Agreement, dated as of June 16, 2021 and effective as of June 21, 2021, between Brooklyn ImmunoTherapeutics, Inc. and Sandra Gurrola.	Exhibit to Form 8-K filed on June 21, 2021
10.10(a)	Executive Employment Agreement, dated as of July 6, 2021 and effective as of July 15, 2021, between Brooklyn ImmunoTherapeutics, Inc. and Jay Sial.	Exhibit to Form 8-K filed on July 19, 2021
10.11(a)	Executive Employment Agreement, effective as of September 20, 2021, between Brooklyn ImmunoTherapeutics, Inc. and Roger Sidhu.	Exhibit to Form 8-K filed on September 23, 2021
10.12	Form of Indemnification Agreement	Exhibit to Form 8-K filed on April 16, 2021
10.13	Purchase Agreement, dated as of April 26, 2021, between Brooklyn ImmunoTherapeutics, Inc. and Lincoln Park Capital Fund, LLC	Exhibit to Form 8-K filed on April 30, 2021
10.14	Purchase Agreement, dated as of May 26, 2021, between Brooklyn ImmunoTherapeutics, Inc. and Lincoln Park Capital Fund, LLC	Exhibit to Form 8-K filed on May 26, 2021
10.15	Exclusive License Agreement, dated as of April 26, 2021, between Factor Bioscience Limited, Novellus Therapeutics Limited and Brooklyn ImmunoTherapeutics LLC	Exhibit to Form 8-K filed on April 30, 2021
10.16(a)	Brooklyn ImmunoTherapeutics, Inc. 2021 Inducement Stock Incentive Plan	Exhibit to Form 8-K filed on May 26, 2021
10.17(a)	Brooklyn ImmunoTherapeutics, Inc. Restated 2020 Stock Incentive Plan	Exhibit to Form 8-K filed on September 13, 2021
10.18(c)	Lease Agreement, made as of September 28, 2015, between Biobat, Inc. and IRX Therapeutics, LLC	Exhibit to Form S-4/A filed on November 25, 2020
10.19	First Amendment to Lease Agreement, dated September 28, 2015	Exhibit to Form S-4/A filed on November 25, 2020
10.20(c)	Assignment and Assumption of Lease, made by and between IRX Therapeutics, LLC and Brooklyn, and consented to by Biobat, Inc., as landlord	Exhibit to Form S-4/A filed on November 25, 2020
10.21	Second Amendment to Lease Agreement, dated July 24, 2019	Exhibit to Form S-4/A filed on November 25, 2020
10.22(c)	Sublease Agreement, dated April 18, 2019, between Brooklyn and Nezu Asia Capital Management, LLC	Exhibit to Form S-4/A filed on November 25, 2020
10.23	Consent to Sublease and Agreement, dated as of May 18, 2019, among 654 Madison Avenue Associates LP, Brooklyn, and Nezu Asia Capital Management, LLC	Exhibit to Form S-4/A filed on November 25, 2020
10.24	Commencement Date Confirmation Agreement, made as of June 27, 2019, among Brooklyn and Nezu Asia Capital Management, LLC.	Exhibit to Form S-4/A filed on November 25, 2020
10.25	Lease Agreement dated June 15, 2021 between Brooklyn ImmunoTherapeutics, Inc. and Fairlane Columbia, LLC	Filed herewith
21.1	Subsidiaries of the Company.	Filed herewith.
23.1	Consent of the Independent Registered Accounting Firm.	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

(a)	Indicates management contract or compensatory plan.

(b)
Pursuant to Item 601(b)(2) of Regulation S-K, portions of this exhibit have been omitted because the Company customarily and actually treats the omitted portions as private or confidential, and such portions are not material and would likely cause competitive harm to the Company if publicly disclosed. The Company will supplementally provide a copy of an unredacted copy of this exhibit to the U.S. Securities and Exchange Commission or its staff upon request.

(c)	Certain identified information has been excluded from this exhibit because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.

ITEM 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKLYN IMMUNOTHERAPEUTICS, INC.

Date: April 15, 2022	By:	/s/ Howard J. Federoff
Howard J. Federoff
Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Howard J. Federoff	Chief Executive Officer, President and Member of the Board (Principal Executive Officer)	April 15, 2022
Howard J. Federoff

/s/ Sandra Gurrola	Vice President of Finance (Principal Financial and Accounting Officer)	April 15, 2022
Sandra Gurrola

/s/ Charles Cherington	Chairman of the Board	April 15, 2022
Charles Cherington

/s/ Dennis H. Langer	Member of the Board	April 15, 2022
Dennis H. Langer

/s/ Erich Mohr	Member of the Board	April 15, 2022
Erich Mohr

/s/ Heather B. Redman	Member of the Board	April 15, 2022
Heather B. Redman

/s/ Erin S. Enright	Member of the Board	April 15, 2022
Erin S. Enright

BROOKLYN IMMUNOTHERAPEUTICS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders, Members and Board of Directors of
Brooklyn ImmunoTherapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brooklyn ImmunoTherapeutics, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ and members’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle

As discussed in Notes 3 and 7 to the financial statements, the Company has changed its method of accounting for leases in 2020 due to the adoption of the guidance in ASC Topic 842, Leases (“Topic 842”).

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

F-2

Fair Value of Contingent Consideration

Description of the Matter

As discussed in Note 5 to the financial statements, contingent consideration is recorded at fair value at the transaction date and subsequently revalued each reporting period, with changes in the fair value recognized within the statement of operations. As of and for the year ended December 31, 2021, management recorded a contingent consideration liability of $19.9 million and change in fair value of $0.2 million.  Management utilized a third-party valuation specialist to assist in estimating the contingent consideration fair value using the income approach, and the discounted cash flows were used to estimate the expected royalty payments to third parties.

Auditing management’s estimated fair value of contingent consideration is highly subjective and judgmental as the assumptions used in the fair value measurement, including the discount rate, the amount and timing of cash flows, and the forecast of future product sales, are all based on significant inputs not observable in the market.  This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures related to the fair value of contingent consideration and the audit effort involved the use of professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained.

How we Addressed the Matter in Our Audit

With the assistance of our valuation specialists, our audit procedures included, amongst others:

•
We obtained an understanding of management’s process in regards to the methodology used and the factors considered around the inputs, sources of data used and assumptions and estimates made in determining the fair value of contingent consideration, including those over management’s review of its third-party specialist valuation report.

•	We tested the completeness and accuracy of the data used in the discounted cash flow model.
•	We evaluated the appropriateness of the discounted cash flow model.
•	We performed a sensitivity analysis on the discount rate used in the discounted cash flow model to determine the impact rate changes could have on the fair value.

/s/ Marcum llp

Marcum LLP

We are uncertain as to the year we began serving consecutively as the auditor of the Company’s financial statements; however, we are aware that we have been the Company’s auditor consecutively since at least 2013.

New York, NY
April 15, 2022

BROOKLYN IMMUNOTHERAPEUTICS, INC. AND SUBSDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amount)

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$16,985	$1,630
Accounts receivable	684	-
Prepaid expenses and other current assets	1,097	102
Total current assets	18,766	1,732
Property and equipment, net	670	594
Right-of-use assets - operating leases	2,567	2,093
Goodwill	2,044	2,044
In-process research and development	6,860	6,860
Investment in minority interest	1,000	-
Security deposits and other assets	522	453
Total assets	$32,429	$13,776

LIABILITIES AND STOCKHOLDERS’ AND MEMBERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,755	$1,275
Accrued expenses	1,249	1,051
Loans payable	-	410
PPP loan, current	-	116
Operating lease liabilities, current	426	273
Other current liabilities	247	-
Total current liabilities	3,677	3,125
Contingent consideration	19,930	20,110
Operating lease liabilities, non-current	2,297	1,905
PPP loan, non-current	-	194
Other liabilities	23	23
Total liabilities	25,927	25,357

Stockholders’ and members’ equity (deficit):
Class A membership units	-	23,202
Class B membership units	-	1,400
Class C membership units	-	1,000
Common units	-	198
Series A preferred stock, $0.005 par value, $156 liquidation preference, 156 shares authorized, issued and outstanding at December 31, 2021; no shares issued and outstanding at December 31, 2020.	1	-
Common stock, $0.005 par value, 100,000 shares authorized, 52,021 issued and outstanding at December 31, 2021; no shares issued and outstanding at December 31, 2020.	260	-
Additional paid-in capital	165,944	-
Accumulated deficit	(159,703)	(37,381)
Total stockholders’ and members’ equity (deficit)	6,502	(11,581)
Total liabilities and stockholders’ and members’ equity (deficit)	$32,429	$13,776

The accompanying notes are an integral part of these consolidated financial statements.

BROOKLYN IMMUNOTHERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years ended December 31,
	2021	2020
Operating expenses:
Research and development	$12,705	$3,951
Acquired in-process research and development	80,538	-
General and administrative	14,724	3,297
Transaction costs	5,765	-
Change in fair value of contingent consideration	(180)	19,240
Total operating expenses	113,552	26,488
Loss from operations	(113,552)	(26,488)
Other expenses:
Loss on sale of NTN assets	(9,648)	-
Other income (expense), net	899	(43)
Total other expenses, net	(8,749)	(43)
Loss before income taxes	(122,301)	(26,531)
Provision for income taxes	(5)	-
Net loss	(122,306)	(26,531)
Series A preferred stock dividend	(16)	-
Net loss attributable to common stockholders	$(122,322)	$(26,531)

Net loss per common share - basic and diluted	$(2.82)	$(1.51)
Weighted average shares outstanding - basic and diluted	43,306	17,588

The accompanying notes are an integral part of these consolidated financial statements.

BROOKLYN IMMUNOTHERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ AND MEMBERS’ EQUITY (DEFICIT)
For the years ended December 31, 2021 and 2020
(In thousands)

	Membership Equity				Common Stock		Series A Preferred Stock		Additional Paid-in	Accumulated
	Class A	Class B	Class C	Common	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at January 1, 2021	$23,202	$1,400	$1,000	$198	-	$-	-	$-	$-	$(37,381)	$(11,581)
Brooklyn rights offerings membership units	10,500	-	-	-	-	-	-	-	-	-	10,500
Elimination of Brooklyn’s historical members’ equity	(33,702)	(1,400)	(1,000)	(198)	-	-	-	-	36,300	-	-
Common stock to be retained by NTN stockholders	-	-	-	-	1,514	8	-	-	8,170	-	8,178
Issuance of Series A preferred stock retained by NTN stockholders	-	-	-	-	-	-	156	1	(1)	-	-
Issuance of common stock to Brooklyn members	-	-	-	-	38,924	195	-	-	(195)	-	-
Issuance of common stock to Financial Advisor upon consummation of merger	-	-	-	-	1,068	5	-	-	5,760	-	5,765
Issuance of common stock from the exercise of stock options	-	-	-	-	1	-	-	-	10	-	10
Issuance of common stock related to stock purchase agreement with Lincoln Park Capital Fund, LLC, net	-	-	-	-	3,552	17	-	-	52,008	-	52,025
Issuance of common stock in connection with the acquisition of Novellus, Inc.	-	-	-	-	7,022	35	-	-	58,649	-	58,684
Cash dividends to Series A preferred stockholders	-	-	-	-	-	-	-	-	-	(8)	(8)
Issuance of common stock in lieu of cash dividend to Series A preferred stockholders	-	-	-	-	-	-	-	-	8	(8)	-
Forfeiture of unvested restricted stock	-	-	-	-	(60)	-	-	-	-	-	-
Stock based compensation	-	-	-	-	-	-	-	-	5,235	-	5,235
Net loss	-	-	-	-	-	-	-	-	-	(122,306)	(122,306)
Balances at December 31, 2021	$-	$-	$-	$-	52,021	$260	156	$1	$165,944	$(159,703)	$6,502

	Membership Equity				Accumulated
	Class A	Class B	Class C	Common	Deficit	Total

Balances at January 1, 2020	$18,178	$1,400	$1,000	$107	$(10,942)	$9,743
Implementation of new accounting principle	-	-	-	-	92	92
Stock based compensation	-	-	-	91	-	91
Sale of members’ equity	5,024	-	-	-	-	5,024
Net loss	-	-	-	-	(26,531)	(26,531)
Balances at December 31, 2020	$23,202	$1,400	$1,000	$198	$(37,381)	$(11,581)

The accompanying notes are an integral part of these consolidated financial statements.

BROOKLYN IMMUNOTHERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For years ended December 31,
	2021	2020
Cash flows used in operating activities:
Net loss	$(122,306)	$(26,531)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	117	98
Stock-based compensation	5,235	91
Amortization of right-to-use asset	342	-
Transaction costs - shares to Financial Advisor	5,765	-
Loss on sale of NTN assets	9,648	-
Loss on disposal of fixed assets	13	-
Gain on forgiveness of PPP loan	(310)	-
Acquired in-process research and development	80,538	-
Change in fair value of contingent consideration	(180)	19,240
Changes in operating assets and liabilities:
Account receivable	(659)	-
Prepaid expenses and other current assets	(850)	(16)
Security deposits and other non-current assets	(34)	(90)
Accounts payable and accrued expenses	(485)	(930)
Operating lease liability	(322)	12
Other liabilities	-	25
Net cash used in operating activities	(23,488)	(8,101)
Cash flows used in investing activities:
Purchase of property and equipment	(154)	(39)
Purchase of NTN, net of cash acquired	147	-
Purchase of Novellus, net of common stock issued and cash acquired	(22,854)	-
Proceeds from the sale of NTN assets, net of cash disposed	119	-
Net cash used in investing activities	(22,742)	(39)
Cash flows provided by financing activities:
Net proceeds of common stock issued to Lincoln Park	52,025	-
Proceeds from sale of members’ equity	10,500	4,359
Proceeds from the exercise of stock options	10	-
Proceeds from loans payable	-	310
Repayment of NTN’s PPP loan	(532)	-
Principal payments on notes payable	(410)	-
Dividends paid to Series A preferred shareholders	(8)	-
Net cash provided by financing activities	61,585	4,669
Net increase (decrease) in cash and cash equivalents	15,355	(3,471)
Cash and cash equivalents at beginning of period	1,630	5,101
Cash and cash equivalents at end of period	$16,985	$1,630

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$225	$-
Income taxes	$1	$-

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for Series A preferred stock dividend	$8	$-
Issuance of common stock for business combination	$8,178	$-
Issuance of common Stock for Novellus acquisition	$58,684	$-
Forfeiture of unvested restricted stock	$-	$-
Preferred shares issued in connection with reverse merger	$1	$-
Initial measurement of ROU assets, net of tenant improvement allowance	$816	$-
Initial measurement of operating lease liabilities	$866	$-
Investor deposits for sale of members’ equity	$-	$666
Right of use assets obtained in exchange for new operating lease liabilities	$-	$2,093

The accompanying notes are an integral part of these consolidated financial statements.

BROOKLYN IMMUNOTHERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021 and 2020

1)	Organization and Description of Business Operations

Brooklyn ImmunoTherapeutics Inc., a Delaware corporation (“Brooklyn” or the “Company”), together with its subsidiaries including Brooklyn ImmunoTherapeutics LLC (“Brooklyn LLC”), Novellus, Inc. (“Novellus”) and Novellus Therapeutics, Ltd. (“Novellus, Ltd.”), is a clinical stage biopharmaceutical company focused on exploring the role that cytokine, gene editing and cell therapy can have in treating patients with cancer, blood disorders and monogenic diseases. As used herein, the “Company” refers collectively to Brooklyn and its subsidiaries.

On August 12, 2020, Brooklyn (then known as “NTN Buzztime, Inc.”), Brooklyn LLC and BIT Merger Sub, Inc., a wholly owned subsidiary of Brooklyn (the “Merger Sub”), entered into an agreement and plan of merger and reorganization (the “Merger Agreement”) pursuant to which, among other matters, Merger Sub merged with and into Brooklyn LLC, with Brooklyn LLC continuing as a wholly owned subsidiary of Brooklyn and as the surviving company of the merger (the “Merger”). The Merger closed on March 25, 2021. After the Merger, Brooklyn changed its name from “NTN Buzztime, Inc.” to “Brooklyn ImmunoTherapeutics, Inc.” The Merger was accounted for as a reverse acquisition, in which Brooklyn LLC was deemed the acquiring company for accounting purposes.

On March 26, 2021, Brooklyn sold (the “Disposition”) its rights, title and interest in and to the assets relating to the business operated under the name “NTN Buzztime, Inc.” prior to the Merger to eGames.com Holdings LLC (“eGames.com”) in accordance with the terms of an asset purchase agreement dated September 18, 2020, as amended, between Brooklyn and eGames.com (the “Asset Purchase Agreement”). (See Note 4.)

On July 16, 2021, Brooklyn and its newly formed, wholly owned subsidiary Brooklyn Acquisition Sub, Inc. entered into an agreement and plan of acquisition (the “Acquisition Agreement”) with (a) Novellus LLC, (b) Novellus (the sole equity holder of Novellus, Ltd. and, prior to the closing under the Acquisition Agreement, a wholly owned subsidiary of Novellus, LLC), and (c) a seller representative (the “Acquisition”), pursuant to which Brooklyn acquired Novellus and its subsidiary, Novellus, Ltd. As part of the Acquisition, Brooklyn also acquired 25.0% of the total outstanding equity interests of NoveCite, Inc. (“NoveCite”), a corporation focused on developing an allogeneic mesenchymal stem cell product for patients with acute respiratory distress syndrome, including from COVID-19. (See Note 4.)

2)	Liquidity and Capital Resources

The Company has incurred significant operating losses and has an accumulated deficit as a result of ongoing efforts to develop product candidates, including conducting clinical trials and providing general and administrative support for these operations. As of December 31, 2021, the Company had a cash balance of approximately $16,985,000 and an accumulated deficit of approximately $159,703,000. For the year ended December 31, 2021, the Company incurred a net loss of $122,306,000 and the Company used cash in operating activities of $23,488,000 (inclusive of $80,538,000 IPR&D expense related to the Acquisition, $9,648,000 related to the loss on sale of assets in the Disposition and $180,000 related to the change in fair value of contingent consideration).

On April 26, 2021, Brooklyn entered into a common stock purchase agreement (the “First Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), which provided that Brooklyn could offer to Lincoln Park up to an aggregate of $20,000,000 of common stock over a 36-month period commencing after May 10, 2021, the date that a registration statement covering the resale of shares of common stock issued under the First Purchase Agreement was declared effective by the SEC. As of December 31, 2021, Brooklyn had issued and sold an aggregate of approximately 1,128,000 shares of common stock to Lincoln Park pursuant to the First Purchase Agreement, resulting in gross proceeds of $20,000,000.

F-7

On May 26, 2021, Brooklyn entered into a second common stock purchase agreement (the “Second Purchase Agreement”) with Lincoln Park, which provides that Brooklyn may offer to Lincoln Park up to an aggregate of $40,000,000 of common stock over a 36-month period commencing after June 4, 2021, the date that a registration statement covering the resale of shares of common stock issued under the Second Purchase Agreement was declared effective by the SEC. As of December 31, 2021, Brooklyn had issued and sold an aggregate of approximately 2,424,000 shares of common stock to Lincoln Park pursuant to the Second Purchase Agreement, resulting in gross proceeds of approximately $34,106,000.

On July 16, 2021, Brooklyn used approximately $22,854,000 of cash, net of cash acquired, as part of the purchase price of the Acquisition. Brooklyn issued common stock as the remaining portion of the purchase price of the Acquisition.

On March 9, 2022, we consummated a private placement of equity resulting in net proceeds of approximately $11 million. See Note 17 for details.

In connection with preparing its financial statements as of and for the year ended December 31, 2021, the Company’s management concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern because it does not expect to have sufficient cash or working capital resources to fund operations for the twelve-month period subsequent to the issuance date of these financial statements.  The Company will need to raise additional capital, which could be through the remaining availability under the Second Purchase Agreement (to the extent the Company is permitted to use such agreement), public or private equity offerings, debt financings, corporate collaborations or other means. The Company may also seek governmental grants to support our clinical trials and preclinical trials..  The Company currently has no arrangements for such capital and no assurances can be given that it will be able to raise such capital when needed, on acceptable terms, or at all.

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

3)	Basis of Accounting Presentation and Summary of Significant Accounting Policies

Basis of Accounting Presentation

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). All significant intercompany balances and transactions have been eliminated in consolidation.

As described above, the Merger closed on March 25, 2021. The Merger was accounted for as a reverse acquisition, in which Brooklyn LLC was deemed the acquiring company for accounting purposes. Brooklyn LLC’s historical financial statements have replaced Brooklyn’s historical financial statements with respect to periods prior to the completion of the Merger (when Brooklyn operated under the name “NTN Buzztime, Inc.”). The Company retrospectively adjusted the weighted average shares used in determining loss per common share to reflect the conversion of the outstanding Class A units, Class B units, Class C units, and common units of Brooklyn LLC that converted into shares of Brooklyn’s common stock upon the Merger and to reflect the effect of a 2-to-1 reverse stock split of Brooklyn’s common stock that occurred immediately prior to the Merger.

Also as described above, the Acquisition closed on July 16, 2021. The Acquisition was accounted for as an asset acquisition, and substantially all of the value was attributed to in-process research and development (“IPR&D”), with the exception of the cash paid for the investment in NoveCite, which is being accounted for as an investment in equity securities. The IPR&D had no alternative future uses and no separate economic value from its originally intended purpose and was therefore expensed in the period the cost was incurred.

Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (a) the reported amounts of assets and liabilities; (b) disclosure of contingent assets and liabilities at the date of the consolidated financial statements; (c) the reported amounts of revenues and expenses during the reporting period and (d) the reported amount of the fair value of assets acquired in connection with business combinations. Actual results could differ from those estimates. The Company’s significant estimates and assumptions include the recoverability and useful lives of long-lived assets and the contingent consideration liability.

Cash and Cash Equivalents

The Company classifies highly liquid investments with a remaining contractual maturity at date of purchase of three months or less as cash equivalents. The Company had no cash equivalents as of December 31, 2021 or 2020.

Property and Equipment

Property and equipment are recorded at cost and are depreciated over their estimated useful lives using the straight-line method. Laboratory and manufacturing equipment are depreciated over an estimated useful life of seven years. Leasehold improvements are depreciated over the shorter of their estimated useful life, or the lease term. Computer equipment are depreciated over an estimated useful life of three years. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation of these assets are removed from the accounts and the resulting gain or losses are reflected in the results of operations. Expenditures for maintenance and repairs are charged to operations. Renewals and betterments are capitalized.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in the acquisition of IRX Therapeutics, Inc. in November 2018 (the “IRX Acquisition”), which was accounted for as a business combination. Goodwill is not amortized but is tested for impairment annually, or if events occur or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Because management evaluates the Company as a single reporting unit, goodwill is tested for impairment at the entity level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the entity is less than its carrying value. Such qualitative factors include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant events.  If the entity does not pass the qualitative assessment, then the entity’s carrying value is compared to its fair value. Goodwill is considered impaired if the carrying value of the entity exceeds its fair value.

IPR&D

IPR&D assets represent the fair value assigned to technologies that were acquired in connection with the IRX Acquisition, which have not reached technological feasibility and have no alternative future use. IPR&D assets are considered to be indefinite lived until the completion or abandonment of the associated research and development projects. During the period that the IPR&D assets are considered indefinite-lived, they are tested for impairment on an annual basis, or more frequently if the Company becomes aware of any events occurring or changes in circumstances that indicate that the fair value of the IPR&D assets are less than their carrying amounts. If and when development is complete, which generally occurs upon regulatory approval, and the Company is able to commercialize products associated with the IPR&D assets, these assets are then deemed definite-lived and are amortized based on their estimated useful lives beginning at that point in time. If development is terminated or abandoned, the Company may have a full or partial impairment charge related to the IPR&D assets, calculated as the excess of carrying value of the IPR&D assets over fair value.

Impairment of Long-Lived Assets

The Company reviews long-lived assets and certain identifiable assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. An impairment exists when the carrying value of the long-lived asset is not recoverable and exceeds its fair value. For the years ended December 31, 2021 and 2020, there were no qualitative factors that indicated it was more likely than not that the fair value of the long-lived assets exceeded the carrying value.

Research and Development

The Company expenses its research and development costs as incurred. Research and development expenses consist of costs incurred for company-sponsored research and development activities, as well as support for selected investigator-sponsored research. Upfront payments and milestone payments made for the licensing of technology are expensed as research and development in the period in which they are incurred if the technology is not expected to have any alternative future uses other than the specific research and development project for which it was intended. IPR&D that is acquired through an asset acquisition (as opposed to a business combination) and has no alternative future uses and, therefore, no separate economic values, is expensed to research and development costs at the time the costs are incurred.

The major components of research and development costs include preclinical study costs, clinical manufacturing costs, clinical study and trial expenses, insurance coverage for clinical trials, expensed licensed technology, expensed IPR&D, consulting, scientific advisors and other third-party costs, salaries and employee benefits, stock-based compensation expense, supplies and materials and allocations of various overhead costs related to our product development efforts.

In the normal course of our business, the Company contracts with third parties to perform various clinical study and trial activities in the on-going development and testing of potential products. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events or milestones, the successful enrollment of patients, the allocation of responsibilities among the parties to the agreement, and the completion of portions of the clinical study or trial or similar conditions. Preclinical and clinical study and trial associated activities such as production and testing of clinical material require significant up-front expenditures. The Company anticipates paying significant portions of a study’s or trial’s cost before they begin and incurring additional expenditures as the study or trial progresses and reaches certain milestones.

Income Taxes

The Company records deferred tax liabilities and assets based on the differences between the consolidated financial statements carrying amounts and the tax basis of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse and established a valuation allowance when it was more likely than not that some portion or all of the deferred tax assets would not be realized. Income tax expense consists of the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Tax benefits from uncertain tax positions are recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company has no material uncertain tax positions for any of the reporting periods presented.

Earnings Per Share

Basic and diluted loss per common share have been computed by dividing the losses applicable to common stock by the weighted average number of common shares outstanding. The Company’s basic and fully diluted earnings per share (“EPS”) calculation are the same since the increased number of shares that would be included in the diluted calculation from assumed exercise of common stock equivalents would be anti-dilutive to the net loss in each of the years shown in the consolidated financial statements.

Segment Reporting

In accordance with ASC No. 280, Segment Reporting, the Company has determined that it operates as one operating segment. Decisions regarding the Company’s overall operating performance and allocation of its resources are assessed on a consolidated basis.

Concentration of Credit Risk

The Company maintains its cash balances in financial institutions located in the United States. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At times, the Company’s cash balances may be uninsured for deposit accounts that exceed the FDIC insurance limit.

In the Company’s business, vendor concentrations could be indicative of vulnerabilities in the Company’s supply chain, which could ultimately impact the Company’s ability to continue its research and development activities. For the years ended December 31, 2021 and 2020, there was no vendor concentration related to the Company’s research and development activities.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between willing market participants. A fair value hierarchy has been established for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

The carrying amounts reported on the balance sheet for cash and cash equivalents, accounts receivable, prepaid assets and other current assets, accounts payable and accrued expenses, other current liabilities and other liabilities approximate fair value based due to their short maturities. The carrying value of loans payable approximates its fair market value because the effective yield on this debt, which includes contractual interest rates as well as other finance charges, is comparable to rates of returns for instruments of similar credit risk.

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

Operating lease liabilities represent the present value of lease payments not yet paid. ROU assets represent the Company’s right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepaid or accrued lease payments, initial direct costs, lease incentives and impairment of operating lease assets. If the interest rate implicit in the lease is not readily determinable, the Company uses the incremental borrowing rates based on the information available at the lease commencement date in determining the present value of lease payments. To determine the present value of lease payments not yet paid, the Company estimates secured borrowing rates corresponding to the maturities of the leases.

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

Stock-Based Compensation

The Company recognizes stock-based compensation expense for equity awards granted to employees, directors and certain consultants. The Company estimates the fair value of stock options using the Black-Scholes option pricing model. The fair value of stock options granted is recognized as expense over the requisite service period. Stock-based compensation expense for share-based payment awards is recognized using the straight-line single-option method.

Recent Accounting Standards

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

4)	Merger, Disposition and Acquisition Transactions

Merger

On August 12, 2020, Brooklyn, Brooklyn LLC and the Merger Sub entered into the Merger Agreement. The Merger closed on March 25, 2021. After the Merger, Brooklyn changed its name from “NTN Buzztime, Inc.” to “Brooklyn ImmunoTherapeutics, Inc.” The Merger was accounted for as a reverse acquisition, in which Brooklyn LLC was deemed the acquiring company for accounting purposes. Brooklyn LLC, as the accounting acquirer, recorded the assets acquired and liabilities assumed of Brooklyn in the Merger at their fair values as of the acquisition date. Brooklyn’s common stock trades on the NYSE American stock exchange under the ticker symbol “BTX”.

Brooklyn LLC was determined to be the accounting acquirer based upon the terms of the Merger and other factors including that (i) Brooklyn LLC members, received common stock in the Merger that represented 96.35% of Brooklyn’s outstanding common stock on a fully diluted basis as of immediately after the Merger, (ii) all of the directors of Brooklyn immediately after the Merger were designated by Brooklyn LLC under the terms of the Merger Agreement and (iii) existing members of Brooklyn LLC’s management became the management of Brooklyn immediately after the Merger.

At the closing of the Merger, all the outstanding membership interests of Brooklyn LLC converted into the right to receive an aggregate of approximately 39,992,000 shares of common stock, of which 1,068,000 shares were issued as compensation to Maxim Group LLC, Brooklyn LLC’s financial advisor (the “Financial Advisor”) for its services to Brooklyn LLC in connection with the Merger.

The purchase price of $8,178,000, which represents the consideration transferred in the Merger to stockholders of Brooklyn immediately before the Merger, was calculated based on the closing price of $5.40 per share for approximately 1,514,000 shares common stock that those stockholders owned on March 25, 2021 immediately prior to the Merger because that represented a more reliable measure of the fair value of consideration transferred in the Merger.

Under the acquisition method of accounting, the total purchase price has been allocated to the acquired tangible and intangible assets and assumed liabilities of Brooklyn based on their estimated fair values as of March 25, 2021, the Merger closing date. Because the consideration paid by Brooklyn LLC in the Merger is more than the estimated fair values of Brooklyn’s net assets deemed to be acquired, goodwill is equal to the difference of approximately $8,589,000, which has been calculated using the fair values of the net assets of Brooklyn as of March 25, 2021.

The allocation of the estimated purchase price to the tangible and intangible assets acquired and liabilities deemed to be assumed from Brooklyn, based on their estimated fair values as of March 25, 2021, is as follows:

	Historical Balance Sheet of Brooklyn at March 25, 2020	Fair Value Adjustment to Brooklyn Pre-Merger Assets	Purchase Price Allocation Pro Forma Adjustment
Cash and cash equivalents	$148,000	$-	$148,000
Accounts receivable	103,000	-	103,000
Prepaid expense and other current assets	329,000	-	329,000
Property and equipment, net	1,015,000	-	1,015,000
Software development costs	1,296,000	(368,000)	928,000
Customers	-	548,000	548,000
Trade name	-	299,000	299,000
Accounts payable, accrued liabilities and other current liabilities	(3,781,000)	-	(3,781,000)
Net assets acquired, excluding goodwill	$(890,000)	$479,000	$(411,000)

Total consideration	$8,178,000
Net assets acquired, excluding goodwill	(411,000)
Goodwill	$8,589,000

Brooklyn LLC was obligated under the Merger Agreement to have $10,000,000 in cash and cash equivalents on its balance sheet at the effective time of the Merger. To ensure Brooklyn LLC had the required funds, certain beneficial holders of Brooklyn LLC’s Class A membership interests entered into contractual commitments to invest $10,000,000 into Brooklyn LLC immediately prior to the closing of the Merger. During March 2021, Brooklyn offered its Class A unit holders an additional 5% rights offering for an additional $500,000 to be raised by a rights offering. Brooklyn received funds from the rights offering between February 17, 2021 and April 5, 2021.

Disposition

On March 26, 2021, Brooklyn sold its rights, title and interest in and to the assets relating to the business it operated (under the name NTN Buzztime, Inc.) prior to the Merger to eGames.com in exchange for a purchase price of $2,000,000 and assumption of specified liabilities relating to that business. The sale was completed in accordance with the terms of the Asset Purchase Agreement. Details of the Disposition are as follows:

Proceeds from sale:
Cash	$132,000
Escrow	50,000
Assume advance/loans	1,700,000
Interest on advance/loans	68,000

Carrying value of assets sold:
Cash and cash equivalents	(14,000)
Accounts receivable	(75,000)
Prepaids and other current assets	(124,000)
Property and equipment, net	(1,014,000)
Software development costs	(927,000)
Customers	(548,000)
Trade name	(299,000)
Goodwill	(8,589,000)
Other assets	(103,000)

Liabilities transferred upon sale:
Accounts payable and accrued expenses	113,000
Obligations under finance leases	17,000
Lease liability	26,000
Deferred revenue	55,000
Other current liabilities	149,000

Transaction costs	(265,000)

Total loss on sale of assets	$(9,648,000)

Unaudited Pro Forma Disclosure

The following unaudited pro forma financial information summarizes the results of operations for the years months ended December 31, 2021 and 2020 as if the Merger and the Disposition had been completed as of January 1, 2020. Pro forma information primarily reflects adjustments relating to the reversal of transaction costs. Assuming that the Merger and the Disposition had been completed as of January 1, 2020, the transaction costs would have been expensed in the prior period.

	Years ended December 31,
	2021	2020
Net loss attributable to common stockholders	$(122,306,000)	$(26,547,000)

Basic and diluted net loss per share attributable to common stockholders	$(2.82)	$(1.51)

Acquisition

On July 16, 2021, Brooklyn and Brooklyn Acquisition Sub, Inc. entered into the Acquisition Agreement. The Acquisition closed contemporaneously with the execution and delivery of the Acquisition Agreement. At the closing:

•     Brooklyn acquired all of the outstanding equity interests of Novellus, Inc. as the result of the merger of Brooklyn Acquisition Sub, Inc. with and into Novellus, Inc., following which, Novellus, Inc., as the surviving corporation, became Brooklyn’s wholly owned subsidiary and Novellus Ltd. became Brooklyn’s indirectly owned subsidiary; and

•     Brooklyn acquired 25.0% of the total outstanding equity interests of NoveCite.

Brooklyn delivered consideration for the Acquisition totaling approximately $124,000,000, which consisted of (a) approximately $22,854,000 in cash, net of cash acquired, and (b) approximately 7,022,000 shares of common stock, which under the terms of the Acquisition Agreement were valued at a total of $102,000,000, based on a price of $14.5253 per share.

The Acquisition Agreement contained customary representations, warranties and certain indemnification provisions. Approximately 741,000 of the shares issued as consideration were placed in escrow for a period of up to 12 months in order to secure indemnification obligations to Brooklyn under the Acquisition Agreement. The Acquisition Agreement also contains certain non-competition and non-solicitation provisions pursuant to which Novellus LLC agreed not to engage in certain competitive activities for a period of five years following the closing, including customary restrictions relating to employees. No employees of Novellus Ltd. or Novellus, Inc. prior to the Acquisition continued their employment, or were otherwise engaged by Brooklyn, following the Acquisition.

In connection with the Acquisition, the co-founders of Novellus, Ltd. entered into lock-up agreements with respect to approximately 3,378,000 of the shares of common stock received in the Acquisition, and Brooklyn’s Chairman of the Board of Directors and its Chief Executive Officer and President entered into identical lock-up agreements with respect to their current holdings of Brooklyn stock. Each lock-up agreement extends for a period of three years, provided that up to 75% of the shares of common stock subject to the lock-up agreement may be released from the lock-up restrictions earlier if the price of common stock on the Nasdaq exceeds specified thresholds. The lock-up agreements include customary exceptions for transfers during the applicable lock-up period.

The Company expects the Acquisition will advance its evolution into a platform company with a pipeline of next generation engineered cellular, gene editing and cytokine programs. In addition, the acquisition of Novellus, Ltd. builds on the License Agreement. (See Note 11). The completion of the acquisition of Novellus, Ltd. relieved Brooklyn LLC from potential obligations to pay Novellus, Ltd. certain upfront fees, clinical development milestone fees and post-registration royalties under the License Agreement. The agreement with Factor Bioscience Limited (“Factor”) under the License Agreement, which grants Brooklyn LLC exclusive rights to develop certain next-generation mRNA gene editing and cell therapy products, remained unchanged.

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

Brooklyn paid $22,854,000 in cash, net of cash acquired, as part of the consideration for the Acquisition, of which $1,000,000 was paid in cash for the investment in NoveCite. Brooklyn also issued approximately 7,022,000 shares of the Company’s common stock, of which approximately 3,644,000 shares are unrestricted and 3,378,000 shares are subject to the three-year lockup. The unrestricted shares were valued at $10.05 per share, which was the closing price of Brooklyn’s common stock on July 16, 2021. The fair value of the restricted shares was discounted by approximately 35% to $6.53 per restricted share, which was derived from the average discount rate between the Black Scholes and Finnerty valuation models. The resulting fair value of the asset acquired is as follows:

Fair Value of Consideration
Cash paid	$22,882,000
Cash acquired	(28,000)
Unrestricted shares	36,628,000
Restricted shares	22,056,000
Total fair value of consideration paid	81,538,000
Less amount of cash paid for NoveCite investment	(1,000,000)
Fair value of IPR&D acquired	$80,538,000

IPR&D that is acquired through an asset purchase that has no alternative future uses and no separate economic values from its original intended purpose is expensed in the period the cost is incurred. Accordingly, the Company expensed the fair value of the IPR&D during the third quarter of 2021 in the amount of $80,538,000.

Investment in NoveCite

As a result of the Acquisition, Brooklyn acquired and currently owns 25% of NoveCite and Citius Pharmaceuticals, Inc. (“Citius”) owns the remaining 75%. A member of the Company’s management holds one of three board seats on NoveCite’s board of directors. Citius’ s officers and directors hold the other two board seats. Citius also retains the ability, in its sole discretion, to increase the size of the board of directors of NoveCite. Pursuant to a subscription agreement, as amended, between NoveCite and Novellus, LLC (the former parent of Novellus, Inc.), which was further amended and assigned to Brooklyn by Novellus, LLC upon the completion of the Acquisition, Citius has complete operational control and financial responsibility for NoveCite. Citrus’s officers are also the officers of NoveCite and oversee the business strategy and operations of NoveCite. Therefore, despite Brooklyn’s ownership of greater than 20% of NoveCite, which leads to a presumption that in the absence of predominant evidence to the contrary, an investor has the ability to exercise significant influence over an investee, Brooklyn does not exercise any significant influence over NoveCite or its board of directors. Brooklyn also has no contractual rights in the profits or obligations to share in the losses of NoveCite.  Accordingly, the Company is accounting for its interest in NoveCite under ASC Topic 321, Investments – Equity Securities. Because NoveCite’s stock is not publicly traded and, therefore, does not have a readily determinable fair value, the Company has elected to account for its investment at cost, which was $1,000,000. The Company will make adjustments to this amount when there are observable transactions for the identical or similar equity securities of the same issuer that would provide an indicator of fair value. In addition, if qualitative factors indicate a potential impairment, fair value must be estimated and the investment written down to that fair value if it is lower than the carrying value. As of December 31, 2021, there were no observable transactions for identical or similar equity securities of NoveCite to provide an indication of fair value, nor were there any indications of impairment of the investment.

5)	Fair Value of Financial Instruments

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

The following tables summarize the liabilities that are measured at fair value as of December 31, 2021 and 2020:

	As of December 31, 2021
Description	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration	-	-	$19,930,000
Total	$-	$-	$19,930,000

	As of December 31, 2020
Description	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration	-	-	$20,110,000
Total	$-	$-	$20,110,000

The contingent consideration is related to an asset purchase agreement entered into between Brooklyn LLC and IRX Therapeutics (“IRX”) in connection with the IRX Acquisition, according to which, Brooklyn LLC is obligated to pay royalties to certain noteholders and shareholders of IRX based on future revenues from any future IRX-2 product sales.

Contingent consideration for the IRX Acquisition was initially valued at the transaction price and is subsequently valued at the end of each reporting period using third-party valuation services or other market observable data. The third-party valuation services use industry standard valuation models, including discounted cash flow analysis, to determine the value. After completing its validation procedures as of December 31, 2021, the Company adjusted the carrying amount of its contingent consideration liabilities as follows:

Year ended December 31, 2021
Balance as of beginning of period	$20,110,000
Fair value adjustments included in operating expenses	(180,000)
Balance as of end of period	$19,930,000

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

6)	Property and Equipment

Property and equipment consist of the following:

	December 31,
	2021	2020
Laboratory and manufacturing equipment	$258,000	$300,000
Leasehold improvements	464,000	414,000
Computer equipment	154,000	-
	877,000	714,000
Less: accumulated depreciation and amortization	(207,000)	(120,000)
Property and equipment, net	$670,000	$594,000

Depreciation expense totaled $117,000 and $98,000 for the years ended December 31, 2021 and 2020, respectively. No depreciation expense is recorded on fixed assets in process until such time as the assets are completed and are placed into service.

7)	Leases

The Company has operating leases for office and laboratory space in the boroughs of Brooklyn and Manhattan in New York, New York, which expire in 2025 and 2026, respectively. In June 2021, the Company entered into an additional lease agreement to lease approximately 2,700 square feet of office and laboratory space in Cambridge, Massachusetts for approximately $56.00 per square foot annually. The lease provides for annual escalation of the base rent based on the year-over-year increase of the consumer price index, as well as the payment of other customary expenses, such as common area maintenance fees, property taxes, and insurance. Upon entering into this lease agreement, the Company paid a lease deposit of approximately $25,000. The Cambridge, Massachusetts lease expires in June 2028. See Note 17 for subsequent event information regarding the Company’s leases.

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

The Company recognizes operating lease expense and lease payments from the sublease on a straight-line basis in its statements of operations over the lease terms. During the years ended December 31, 2021 and 2020, the net operating lease expenses were as follows:

	Years ended December 31,
	2021	2020
Operating lease expense	$688,000	$591,000
Sublease income	(84,000)	(77,000)
Variable lease expense	19,000	21,000
Total lease expense	$623,000	$535,000

The tables below show the beginning balances of the operating ROU assets and lease liabilities as of January 1, 2021 and the ending balances as of December 31, 2021, including the changes during the period.

Operating Lease ROU Assets

Operating lease ROU assets at January 1, 2021	$2,093,000
Amortization of operating lease ROU assets	(342,000)
Addition of operating lease ROU assets	816,000
Operating lease ROU assets at December 31, 2021	$2,567,000

Operating Lease Liabilities
Operating lease liabilities at January 1, 2021	$2,178,000
Principal payments on operating lease liabilities	(321,000)
Addition of operating lease liabilities	866,000
Operating lease liabilities at December 31, 2021	2,723,000
Less non-current portion	2,297,000
Current portion at December 31, 2021	$426,000

As of December 31, 2021, the Company’s operating leases had a weighted-average remaining life of 4.9 years with a weighted-average discount rate of 12.76%. The maturities of the operating lease liabilities are as follows:

As of December 31
2022	$750,000
2023	767,000
2024	785,000
2025	802,000
2026	267,000
Thereafter	246,000
Total payments	3,617,000
Less imputed interest	(894,000)
Total operating lease liabilities	$2,723,000

Sublease Agreement

On April 18, 2019, the Company entered into a sublease agreement with Nezu Asia Capital Management, LLC (the “Tenant”), whereby the Tenant agreed to sublease approximately 999 square feet of space currently rented by the Company in the borough of Manhattan in New York, New York commencing on May 15, 2019. The term of this sublease expires on October 31, 2026 with no option to extend the sublease term. Rent payments provided by the Tenant under the sublease agreement began on September 1, 2019. The sublease agreement stipulates an annual rent increase of 2.25%. The Tenant is also responsible for paying to the Company all tenant energy costs, annual operating costs, and annual tax costs attributable to the subleased space during the term of the sublease.

As of December 31, 2021
2022	$82,000
2023	84,000
2024	86,000
2025	88,000
2026	75,000
$415,000

The Company received sublease payments of approximately $83,000 and $79,000 during the years ended December 31, 2021 and 2020, respectively. In accordance with ASC Topic 842, the Company treats the sublease as a separate lease, as the Company was not relieved of the primary obligation under the original lease. The Company continues to account for the Manhattan lease as a lessee and in the same manner as prior to the commencement date of the sublease. The Company accounts for the sublease as a lessor of the lease. The sublease is classified as an operating lease, as it does not meet the criteria of a sale-type or direct financing lease.

8)	Goodwill and In-Process Research & Development

The Company recorded goodwill and IPR&D in the amount of $2,044,000 and $6,860,000, respectively, in connection with the IRX Acquisition in the year ended December 31, 2018. IPR&D assets are considered to be indefinite lived until the completion or abandonment of the associated research and development projects.

In connection with the Acquisition, the Company expensed the fair value of the IPR&D it acquired in the amount of $80,538,000, as the Company determined there were no future alternative uses or separate economic values from its original intended purpose. (See Note 4.)

9)	Accrued Expenses

Accrued expenses consisted of the following:

	As of December 31,
	2021	2020
Accrued compensation	$656,000	$294,000
Accrued research and development expenses	222,000	207,000
Accrued general and administrative expenses	371,000	400,000
Accrued interest	-	150,000
Total accrued expenses	$1,249,000	$1,051,000

10)	Debt

Loans Payable

In connection with the IRX Acquisition in 2018, Brooklyn LLC assumed certain notes payable (the “IRX Notes”) in the amount of $410,000. On January 27, 2020, the IRX Notes were amended to extend the maturity date to the earlier of (i) a change of control, as defined in the IRX Notes, and (ii) December 31, 2021. On December 31, 2021, the Company paid the outstanding $410,000 in principal plus accrued and unpaid interest of approximately $210,000 under the IRX Notes, and the Company has no further obligations thereunder.

Payment Protection Program Loan

Brooklyn LLC PPP Loan.

On May 4, 2020, Brooklyn LLC issued a note in the principal amount of approximately $310,000 to Silicon Valley Bank evidencing a loan (the “Brooklyn LLC PPP Loan”) Brooklyn LLC received under the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act administered by the U.S. Small Business Administration (the “CARES Act”). Brooklyn LLC PPP Loan incurred interest at a rate of 1.0% per annum.

Under the terms of the Cares Act, certain amounts of the Brooklyn LLC PPP Loan could be forgiven if they were used for qualifying expenses, as described in the CARES Act. In June 2021, Brooklyn LLC submitted its loan forgiveness application for the Brooklyn LLC PPP Loan, and in September 2021, the lender informed Brooklyn LLC that the U.S Small Business Administration approved the forgiveness of 100% of the outstanding principal and interest of the Brooklyn LLC PPP Loan. As of December 31, 2021, there was no outstanding principal balance of the Brooklyn LLC PPP Loan.

11)	Commitments and Contingencies

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

Merger-Related Shareholder Litigation

Brooklyn (then known as NTN Buzztime, Inc.) and its former directors were named as defendants in ten substantially similar actions arising out of the Merger that were brought by purported pre-Merger stockholders of Brooklyn: Henson v. NTN Buzztime, Inc., et al., No. 1:20-cv-08663-LGS (S.D.N.Y.); Monsour v. NTN Buzztime, Inc., et al., No. 1:20-cv-08755-LGS (S.D.N.Y.); Amanfo v. NTN Buzztime, Inc., et al., No. 1:20-cv-08747-LGS (S.D.N.Y.); Carlson v. NTN Buzztime, Inc., et al., No. 1:21-cv-00047-LGS (S.D.N.Y.); Finger v. NTN Buzztime, Inc., et al., No. 1:21-cv-00728-LGS (S.D.N.Y.); Falikman v. NTN Buzztime, Inc., et al., No. 1:20-cv-05106-EK-SJB (E.D.N.Y.); Haas v. NTN Buzztime, Inc., et al., No. 3:20-cv-02123-BAS-JLB (S.D. Cal.); Gallo v. NTN Buzztime, Inc., et al., No. 3:21-cv-00157-WQH-AGS (S.D. Cal.); Chinta v. NTN Buzztime, Inc., et al., No. 1:20-cv-01401-CFC (D. Del.); and Nicosia v. NTN Buzztime, Inc., et al., No. 1:21-cv-00125-CFC (D. Del.) (collectively, the “Stockholder Actions”).  Only two of the Stockholder Actions (the Chinta and Nicosia cases) also named Brooklyn.  These actions asserted claims alleging violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 14a-9 promulgated thereunder and both the Chinta and Nicosia cases alleged that Brooklyn LLC is a controlling person of Brooklyn.  The complaints generally alleged that the defendants failed to disclose allegedly material information in a Form S-4 Registration Statement filed on October 2, 2020, including:  (1) certain details regarding any projections or forecasts of Brooklyn or Brooklyn LLC may have made, and the analyses performed by Brooklyn’s financial advisor, Newbridge Securities Corporation; (2) conflicts concerning the sales process; and (3) disclosures regarding whether or not Brooklyn entered into any confidentiality agreements with standstill and/or “don’t ask, don’t waive” provisions.  The complaints generally alleged that these purported failures to disclose rendered the Form S-4 false and misleading.  The complaints requested: preliminary and permanent injunction of the Merger; rescission of the Merger if executed and/or rescissory damages in unspecified amounts; direction to the individual directors to disseminate a compliant Form S-4; an accounting by Brooklyn for all alleged damages suffered; a declaration that certain federal securities laws had been violated; and reimbursement of costs, including attorneys’ and expert fees and expenses.  On or about February 26, 2021, in order to moot certain of the disclosure claims asserted in the Stockholder Actions, to avoid nuisance, potential expense, and delay, and to provide additional information to Brooklyn’s stockholders, Brooklyn determined to voluntarily supplement the Form S-4 with certain additional disclosures.  In exchange for those disclosures, the plaintiffs in each of the Stockholder Actions agreed to voluntarily dismiss their claims.  All ten actions have now been dismissed.  Following the dismissal the parties amicably resolved plaintiffs’ counsel’s request for an award of attorneys’ fees and expenses based on the purported benefit contented to be conferred on Brooklyn’s stockholders as a result of the supplemental disclosures.

Dhesh Govender v. Brooklyn Immunotherapeutics, LLC, et al., Index No. 650847/2021 (N.Y. Sup. Ct. N.Y. Cty. 2021)

On or about February 5, 2021, Dhesh Govender, a former short-term consultant of Brooklyn LLC, filed a complaint against Brooklyn LLC and certain individuals that plaintiff alleges were directors of Brooklyn LLC. The complaint is captioned, Dhesh Govender v. Brooklyn Immunotherapeutics, LLC, et al., Index No. 650847/2021 (N.Y. Sup. Ct. N.Y. Cty. 2021). Plaintiff alleges that Brooklyn LLC and certain of its officers and directors (“defendants”) engaged in unlawful and discriminatory conduct based on race, national origin and hostile work environment. Plaintiff also asserts various breach of contract, fraud and quantum meruit claims based on an alleged oral agreement pursuant to which he alleges Brooklyn LLC agreed to hire him as an executive once the Merger was completed. In particular, plaintiff alleges that, in exchange for transferring an opportunity to obtain an agreement to acquire a license from Novellus for its mRNA-based gene editing and cell reprogramming technology to Brooklyn LLC, he was promised a $500,000 salary and 7% of the equity of Brooklyn LLC.  Based on these and other allegations, plaintiff seeks damages of not less than $10 million, a permanent injunction enjoining Brooklyn LLC from exercising the option to acquire such license from Novellus or completing the proposed Merger. On or about February 19, 2021, an amended complaint was filed asserting the same causes of action but withdrawing the request for injunctive relief. On June 6, 2021, defendants filed a motion to compel arbitration or, in the alternative, for partial dismissal of the complaint for failure to state viable fraud, quantum meruit and employment discrimination claims. After obtaining extensions of time to respond, plaintiff opposed the defendants’ motion on August 9, 2021. The defendants filed their reply on September 3, 2021. The Court heard oral argument on the motion to compel arbitration and/or dismiss and the motion to seal on October 13, 2021. By Order dated November 10, 2021, the Court granted defendants’ motion to compel Govender to arbitrate all of his claims against them, based on the arbitration clause of his consulting agreement with Brooklyn LLC.  Govender thereafter filed his Statement of Claim (the “Demand”) with the American Arbitration Association (“AAA”), Case No. 01-21-0017-9417, on December 15, 2021 against the same defendants, and served it on defendants’ counsel on February 3, 2022.  In his Demand, Govender continues to assert statutory discrimination claims against all defendants, claims against Brooklyn LLC premised on the breach of an alleged oral promise to issue Govender 7% of the equity of Brooklyn LLC and to employ Govender at a $500,000 annual salary in exchange for allegedly arranging and negotiating the Novellus license, common law fraud claims against Brooklyn LLC and Cherington based on the breach of these same promises and a claim for quantum meruit against the Brooklyn LLC.  In his Demand, Govender now claims that the fair and reasonable value of his services on the quantum meruit claim exceeded $100 million and is seeking damages in an amount to be determined at the hearing.  Defendants filed an answering statement to the Demand on February 28, 2022 and the parties are in the process of conferring on the selection of a three-member arbitration panel. Defendants intend to vigorously defend themselves against these claims. At this stage in the litigation, the Company is not able to predict the probability of a favorable or unfavorable outcome.

Carlson v. Allen Wolff, Michael Gottlieb, Richard Simtob, Susan Miller, and NTN Buzztime, Inc., C.A. No. 2021-0193-KSJM (Del. Ch. Ct.)

On or about March 12, 2021, Douglas Carlson, a purported stockholder of Brooklyn (then known as NTN Buzztime, Inc.), filed a verified class action complaint against Brooklyn and its then current members of the board of directors, for allegedly breaching their fiduciary duties and violating Section 211(c) of the Delaware General Corporation Law.  In particular, plaintiff seeks to compel the defendants to hold an annual stockholder meeting.  Plaintiff also moved for summary judgment at the same time that he filed his complaint.  In order to moot the claim addressed in the complaint, Brooklyn agreed to hold its annual meeting on June 29, 2021, which date was subsequently rescheduled to August 20, 2021.  On or about May 6, 2021, the parties entered into a stipulation, which was “so ordered” by the court, extending defendants’ time to respond to the complaint and to file their answering brief in opposition to plaintiff’s motion for summary judgment on or before July 16, 2021 and providing that plaintiff’s reply brief in support of his motion for summary judgment is due on or before August 20, 2021. On or about July 12, 2021, the parties entered in a further amended scheduling order, which provided that defendants were to respond to the complaint and file their answering brief in opposition to plaintiff’s motion for summary judgment on or before September 16, 2021 and plaintiff was to file its reply brief in support of his motion for summary judgment on or before October 20, 2021.  On August 20, 2021, Brooklyn convened its 2021 annual meeting. Due to the lack of a required quorum, the meeting was adjourned to September 3, 2021. Thereafter, Brooklyn obtained a quorum, and the annual meeting was held on September 3, 2021. On September 10, 2021, Brooklyn filed a report on Form 8-K with the SEC announcing the results of the annual meeting. On September 16, 2021, the parties filed a stipulation seeking voluntary dismissal of the complaint as moot. The Court entered the dismissal on September 16, 2021 with prejudice as to the named plaintiff and without prejudice as to other members of the purported class and retained jurisdiction for the purpose of determining any fee application to the extent it cannot be resolved amicably the parties. Thereafter, on or about November 12, 2022, the parties resolved plaintiff’s counsel’s request for an award of fees and expenses for the purported benefit that Carlson contended was received by stockholders as a result of his action.

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

 Brooklyn decided to seek stockholder ratification of the March 15, 2021 stockholder vote concerning an amendment to Brooklyn’s certificate of incorporation to increase the number of authorized shares from 15 million to 100 million pursuant to Sections 204 of the Delaware General Corporation Law.  Stockholder ratification was obtained at the annual meeting of stockholders that took place on September 3, 2021. As a result of the ratification, Garfield advised that the claims set forth in his demand letter were moot. The parties thereafter resolved Garfield’s counsel’s request for an award of attorney’s fees and expenses for the purported benefit that Garfield contented was received by stockholders as a result of the stockholder ratification.

Edmund Truell Matter

On May 14, 2021, Edmund Truell, a stockholder of Brooklyn, alleged that he sustained a loss because he was unable to sell shares of common stock timely due to a delay caused by Brooklyn’s issuance of stock certificates in lieu of electronic book entry.

Emerald Private Equity Fund, LLC Matter

By a letter dated July 7, 2021, Emerald Private Equity Fund, LLC (“Emerald”), a stockholder of Brooklyn, made a demand pursuant to 8 Del. C. 220 to inspect certain books and records of Brooklyn. The stated purpose of the demand is to investigate possible wrongdoing by persons responsible for the implementation of the Merger and the issuance of paper stock certificates, including investigating  whether: (i) Brooklyn’s stock certificates were issued in accordance with the Merger Agreement; (ii) certain restrictions on the sale of Brooklyn common stock following the Merger were proper and applied without favor; (iii) anyone received priority in post-Merger issuances of Brooklyn’s stock certificates that allowed them to benefit from an increase in the trading price of Brooklyn’s common stock; and (iv) it should pursue remedial measures and/or report alleged misconduct to the SEC. Brooklyn has responded to the demand letter and has produced certain information to Emerald in connection with the demand, which is subject to the terms of a confidentiality agreement entered into among the parties, including certain additional stockholders who have subsequently joined as parties to such agreement (including Truell noted above).  In October 2021, Emerald requested that Brooklyn produce additional information related to the authority, purpose and justification for the restriction imposed on the sale of Brooklyn common stock following the Merger and the timing of share delivery to Brooklyn stockholders, following which request Brooklyn agreed to produce certain additional information and emails relating to these topics.

On March 30, 2022, counsel to Emerald advised the Company that it was prepared to file suit against the Company, certain current and former directors of the Company, and the Company’s financial advisor in connection with the Merger, on behalf of Emerald and a class of similarly situated stockholders with respect to some or all of the foregoing matters, alleging claims for breach of fiduciary duty, conversion and aiding and abetting breach of fiduciary duty.  Emerald’s counsel has expressed a willingness to engage in private pre-suit early resolution discussions with the Company and its financial advisor on behalf of individual stockholders whom counsel represents in addition to Emerald; and the Company has agreed to respond to Emerald’s counsel by April 22, 2022.  The Company can provide no assurance that such pre-suit early resolution discussions will be successful or that suit will not ultimately be filed against the Company, nor can the Company currently predict the outcome of any such suit, if filed.  The Company intends to defend itself vigorously against any and all claims.  Additionally, on April 7, 2022, the Company received a demand for indemnification from its financial advisor as it relates to the aforementioned potential lawsuit.

John Westman v. Novellus, Inc., Christopher Rohde, and Matthew Angel, Civil Action No. 2181CV01949 (Middlesex County (Massachusetts) Superior Court)

On or about September 7, 2021, John Westman, a former employee of Novellus, Inc. filed a Complaint in Middlesex County (Massachusetts) Superior Court against Novellus, Inc. and the company’s founders and former executives, Christopher Rohde and Matthew Angel (collectively, “Defendants”).  Brooklyn acquired Novellus, Inc. on July 16, 2021.  Mr. Westman’s claims relate to alleged conduct that took place before Brooklyn acquired Novellus, Inc.  Pursuant to the July 16, 2021 Agreement and Plan of Acquisition, as well as a separate agreement among Brooklyn, Novellus, Inc., Mr. Rohde, and Mr. Angel, Mr. Rohde and Mr. Angel are essentially assuming the defense of and paying the fees associated with defending against these claims.  To that end, on September 10, 2021, Morgan Lewis accepted service on behalf of all defendants. On December 24, 2021, Westman dismissed the case without prejudice so the parties could mediate the matter. The parties’ February 2022 mediation was unsuccessful, but Mr. Westman has not refiled suit.

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

Novellus, Ltd. and Factor

In December 2020, Brooklyn LLC entered into option agreements (the “Option Agreements”) with Novellus, Ltd. and Factor (together, the “Licensors”) to obtain the right to exclusively license the Licensors’ intellectual property and mRNA cell reprogramming and gene editing technology for use in the development of certain cell-based therapies to be evaluated and developed for treating human diseases, including certain types of cancer, sickle cell disease, and beta thalassemia (the “Licensed Technology”). The option was exercisable before February 28, 2021 (or April 30, 2021 if the Merger had not closed by that date) and required Brooklyn LLC to pay a non-refundable option fee of $500,000 and then an initial license fee of $4,000,000 (including the non-refundable fee of $500,000) in order to exercise the option.

In April 2021, Brooklyn LLC and the Licensors amended the Option Agreements to extend the exercise period to May 21, 2021 and to require Brooklyn, LLC to pay a total $1,000,000 of the $4,000,000 initial license fees to the Licensors by April 15, 2021.

In April 2021, Brooklyn LLC and the Licensors entered into an exclusive license agreement (the “License Agreement”) pursuant to which Brooklyn LLC acquired an exclusive worldwide license to the Licensed Technology.  Under the terms of the License Agreement, Brooklyn LLC is obligated to pay the Licensors a total of $4,000,000 in connection with the execution of the License Agreement, all of which had been paid as of June 30, 2021.

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

Novellus, Ltd. also has a license agreement with Factor, which was entered into in February 2015, amended in June 2018 and March 2020, and then amended and restated in November 2020.  This license agreement provides for Novellus, Ltd. to use over 70 granted patents owned by Factor throughout the world covering synthetic mRNA, RNA-based gene editing, and RNA-based cell reprogramming, in addition to specific patents covering methods for treating specific diseases. There are also more than 60 pending patent applications throughout the world focused on these and other aspects of the technology. The patent coverage includes granted patents and pending patent applications in the United States, Europe, and Japan, along with other major life sciences markets.

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

12)	Basic and Diluted Earnings per Common Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, without consideration of potential common shares.  Diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding plus potential common shares.  Stock options, restricted stock units (“RSUs”), and other convertible securities are considered potential common shares and are included in the calculation of diluted net loss per share using the treasury method when their effect is dilutive. The following table shows the amount of stock options, RSUs and convertible preferred stock that were excluded from the computation of diluted net loss per common share for the year ended December 31, 2021, as their effect was anti-dilutive:

Year ended December 31, 2021
Stock options	3,988,000
RSUs	240,000
Preferred stock converted into common stock	42,000
Total potential common shares excluded from computation	4,270,000

There were no stock options, RSUs or convertible preferred stock outstanding prior to the Merger to exclude from diluted net loss per common share for the year ended December 31, 2020.

13)	Stock-Based Compensation

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

At Brooklyn’s special meeting of stockholders held on March 15, 2021, the stockholders approved the 2020 Equity Incentive Plan (the “2020 Plan”), which provided for the issuance of up to approximately 3,369,000 shares of common stock. At Brooklyn’s annual meeting of stockholders held on September 3, 2021, the stockholders approved the Restated 2020 Plan, which provides for (1) an increase in the number of shares of common stock that can be issued under the Restated 2020 Plan by 5,116,000 to 8,485,000 shares of common stock in total and (2) an annual increase in the number of shares reserved for issuance on January 1 of each year from 2022 through 2031 equal to the lesser of (i) 5% of the number of shares of common stock outstanding on the immediately preceding December 31 and (ii) such smaller number of shares of common stock as may be determine by the board of directors (the “Annual Evergreen Shares”). No other provision of the 2020 Plan were amended.  Based on the number of shares of common stock outstanding on December 31, 2021, the maximum increase to the number of Annual Evergreen Shares of common stock that can be issued under the Restated 2020 Plan in 2022 is approximately 2,601,000 shares.

Awards under the Restated 2020 Plan may be granted to officers, directors, employees and consultants of the Company.  Stock options granted under the Restated 2020 Plan may either be incentive stock options or nonqualified stock options, may have a term of up to ten years, and are exercisable at a price per share not less than the fair market value on the date of grant.  As of December 31, 2021, there were approximately 320,000 stock options and 18,000 RSUs outstanding under the Restated 2020 Plan.

In June 2019 Brooklyn adopted the 2019 Performance Incentive Plan (the “2019 Plan”), Upon the approval of the 2020 Plan, no future grants could be made under the 2019 Plan. As of December 31, 2021, all outstanding options under the 2019 Plan either had been exercised or had expired in accordance with the terms of the applicable award or the 2019 Plan.

In May 2021, Brooklyn’s board of directors adopted the 2021 Inducement Plan, which provides for the grant of up to 1,500,000 share-based awards as material inducement awards to new employees in accordance with the employment inducement grant rules set forth in Section 711(a) of the NYSE American LLC Company Guide. The 2021 Inducement Plan expires in May 2031. As of December 31, 2021, there were approximately 443,000 nonqualified stock options and 222,000 RSUs outstanding under the 2021 Inducement Plan.

Equity Awards

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

The risk-free rate is based on the observed interest rates appropriate for the expected life. The expected life (estimated period of time outstanding) of the stock options granted is estimated using the “simplified” method as permitted by the SEC’s Staff Accounting Bulletin No. 110, Share-Based Payment. Expected volatility is based on the Company’s historical volatility over the expected life of the stock option granted, and the Company assumes no dividends.   Forfeitures are recognized as incurred.

There were no stock options outstanding or granted during the year ended December 31, 2020. The following weighted-average assumptions were used for stock options granted during the year ended December 31, 2021:

Year ended December 31, 2021
Weighted average risk-free rate	1.09%
Weighted average volatility	134.64%
Dividend yield	0%
Expected term	6.10 years

The following table summarizes stock option activity for the year ended December 31, 2021:

	Outstanding Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding January 1, 2021	-	$-	-	$-
Granted	3,988,000	8.40	9.38	-
Outstanding December 31, 2021	3,988,000	$8.40	9.38	$-

Options vested and exercisable at December 31, 2021	-	$-	-	$-

The per-share weighted average grant-date fair value of stock options granted during the year ended December 31, 2021 was $7.57.

As of December 31, 2021, the unamortized stock-based compensation expense related to outstanding unvested options was approximately $21,915,000 with a weighted average remaining requisite service period of 3.30 years. The Company expects to amortize this expense over the remaining requisite service period of these stock options.

Included in the 3,988,000 stock options granted during the year ended December 31, 2021, the Company issued two stock option grants to Howard J. Federoff, M.D., Ph.D. upon his appointment as the Company’s Chief Executive Officer and President.

Dr. Federoff was granted a nonqualified stock option covering approximately 2,628,000 shares of common stock (the “Time-Based Option”). The Time-Based Option was granted at a per share exercise price equal to the closing price of the common stock on the NYSE American stock exchange on the date of grant. Of the shares covered by the Time-Based Option, 25% will vest on the one-year anniversary of the grant date, and the remaining shares will vest in substantially 36 equal monthly installments thereafter, so long as Dr. Federoff provides continuous service to the Company throughout the relevant vesting date.

Dr. Federoff was also granted a performance-based nonqualified stock option covering approximately 597,000 shares of common stock (the “Milestone Option”). The Milestone Option was granted at a per share exercise price equal to the closing price of common stock on the NYSE American stock exchange on the date of grant, and its fair value is $4,288,738. The Milestone Option will fully vest upon the first concurrence by the U.S. Food and Drug Administration that a proposed investigation may proceed following review of a Company filed investigational new drug application in connection with that the License Agreement. This milestone is subject to Dr. Federoff’s continuous service with the Company through such vesting date.

Both the Time-Based Option and the Milestone Option were granted outside the Company’s equity incentive plans discussed above.  The unvested portion of the Time-Based Option and the Milestone Option will be cancelled upon the termination of Dr. Federoff’s employment with the Company for any reason, subject to certain vesting acceleration provisions upon a qualifying termination, as described in his employment agreement with the Company. Unless earlier terminated in accordance with their terms, each of the Time-Based Option and the Milestone Option will otherwise expire on the tenth anniversary of their respective grant date and be subject to the terms and conditions of the respective option agreement approved by the Company. Each of the Time-Based Option and the Milestone Option was intended to constitute an “employment inducement grant” in accordance with the employment inducement grant rules set forth in Section 711(a) of the NYSE American LLC Company Guide and was offered as an inducement material to Dr. Federoff in connection with his hiring.

During the year ended December 31, 2021, there were 1,300 options exercised for total cash proceeds of $10,202.  The options exercised had a total intrinsic value of $47,010.  There were no options exercised during the year ended December 31, 2020.

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

There were no RSUs outstanding or granted during the year ended December 31, 2020. The following table summarizes RSU activity for the years ended December 31, 2021:

	Outstanding Restricted Stock Units	Weighted Average Fair Value per Share
January 1, 2021	-	$-
Granted	240,000	13.80
December 31, 2021	240,000	$13.80

Balance expected to vest at December 31, 2021	-

No RSUs vested during the year ended December 31, 2021.

The Company recognizes the intrinsic value of RSUs granted as expense on a straight-line basis over the requisite service period. As of December 31, 2021, the unamortized stock-based compensation expense related to outstanding RSUs was approximately $2,935,000 with a weighted average remaining requisite service period of 3.51 years. The Company expects to amortize this expense over the remaining requisite service period of these stock options.

Restricted Stock

Pursuant to the Merger, Brooklyn LLC’s approximately 3,000 outstanding restricted common units were exchanged for approximately 630,000 shares of Brooklyn’s restricted common stock. There were no changes to any conditions and requirements of the restricted common stock. The shares vest quarterly beginning on March 31, 2021 and continuing through December 31, 2022. Due to the modification of the restricted common units, the fair value of the restricted common stock immediately after the Merger was compared to the fair value of the restricted common units immediately prior to the Merger, and the change in fair value of $250,000 was recognized in the statement of operations for year ended December 31, 2021. The Company recognizes the fair value of restricted common stock as an expense on a straight-line basis over the requisite service period.

Stock-Based Compensation Expense

Total stock-based compensation expense for the years ended December 31, 2021 and 2020 was approximately $5,235,000 and $91,000, respectively.  Stock-based compensation is recorded in general and administrative expense and research and development expense in the statement of operations.

14)	Stockholders’ and Members’ Equity (Deficit)

Equity Line Offerings

On April 26, 2021, Brooklyn and Lincoln Park executed the First Purchase Agreement and a related registration rights agreement. Pursuant to the First Purchase Agreement, Brooklyn had the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park would be obligated to purchase, up to $20,000,000 of shares of Brooklyn’s common stock. Sales of common stock by Brooklyn were subject to certain limitations, and could occur from time to time, at Brooklyn’s sole discretion. For entering into the First Purchase Agreement, Brooklyn issued to Lincoln Park approximately 56,000 shares of common shares as consideration for Lincoln Park’s commitment to purchase up to $20,000,000 in shares of common stock. As of December 31, 2021, Brooklyn issued and sold to Lincoln Park approximately 1,128,000 shares of common stock under the First Purchase Agreement for gross proceeds of $20,000,000, and no further shares may be sold to Lincoln Park under the First Purchase Agreement.

On May 26, 2021, Brooklyn executed the Second Purchase Agreement and a related registration rights agreement. Pursuant to the Second Purchase Agreement, Brooklyn has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park would be obligated to purchase, up to $40,000,000 of shares of Brooklyn’s common stock. Sales of common stock by Brooklyn are subject to certain limitations, and may occur from time to time, at Brooklyn’s sole discretion. In consideration of Lincoln Park’s entry into the Second Purchase Agreement, Brooklyn issued to Lincoln Park 50,000 shares of common stock.

Under the Second Purchase Agreement, the Company may direct Lincoln Park to purchase up to 60,000 shares of common stock on any business day (the “Regular Purchase”), which amount may be increased up to 120,000 shares based on the closing price of the common stock, provided that Lincoln Park’s maximum commitment in any single Regular Purchase may not exceed $2.0 million. The purchase price per share for each such Regular Purchase is based off of the common stock’s market immediately preceding the time of sale.

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

Actual sales of shares of common stock to Lincoln Park under the Second Purchase Agreements depend on a variety of factors to be determined by us from time to time, including, among others, market conditions, the trading price of the common stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations.

As of December 31, 2021, Brooklyn had issued and sold approximately 2,424,000 shares of common stock under the Second Purchase Agreement for total gross proceeds of approximately $34,106,000. As of December 31, 2021, there were approximately 446,000 shares remaining to be sold under the Second Purchase Agreement. Pursuant to the securities purchase agreement in respect of the PIPE Transaction, the Company is prohibited from issuing additional shares under the Section Purchase Agreement for a period of one-year immediately following the closing of the PIPE Transaction.

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

Immediately following the reverse stock split there were approximately 1,514,000 shares of common stock outstanding prior to the Merger. No fractional shares were issued in connection with the reverse stock split.

Merger

Under the terms of the Merger Agreement (see Notes 1 and 4), on March 25, 2021, Brooklyn issued shares of common stock to the equity holders of Brooklyn LLC. The 87,000 Class A units of Brooklyn LLC were converted into approximately 22,275,000 shares of common stock; the 15,000,000 Class B units were converted into approximately 2,515,000 shares of common stock; the 10,000,000 Class C units were converted into approximately 1,676,000 shares of common stock; approximately 630,000 shares of common units were converted into approximately 630,000 shares of common stock, and 10,500,000 rights options were converted into approximately 11,828,000 shares of common stock.  Brooklyn also issued approximately 1,068,000 shares of common stock to the Financial Advisor pursuant to the Merger Agreement.

Acquisition

Under the terms of the Acquisition (see Notes 1 and 4), on July 16, 2021, Brooklyn issued approximately 7,022,000 shares of common stock, of which approximately 3,644,000 shares are unrestricted and approximately 3,378,000 shares are subject to a three-year lockup agreement, provided that up to 75% of the shares of common stock subject to the lock-up agreement may be released from the lock-up restrictions earlier if the price of common stock on the principal market for the common stock exceeds specified thresholds.

Cumulative Convertible Preferred Stock

As a result of the Merger, the Company has authorized 156,000 shares of preferred stock, all of which is designated as Series A Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”), and all of which were issued and outstanding as of December 31, 2021.

The Series A Preferred Stock provides for a cumulative annual dividend of $0.10 per share, payable in semi-annual installments in June and December. Dividends may be paid in cash or with shares of common stock.  The Company paid approximately $8,000 in cash and issued approximately 202 shares of common stock for payment of dividends during the year ended December 31, 2021.

The Series A Preferred Stock has no voting rights and has a $1.00 per share liquidation preference over common stock. The registered holder has the right at any time to convert shares of Series A Preferred Stock into that number of shares of common stock that equals the number of shares of Series A Preferred Stock that are surrendered for conversion divided by the conversion rate.  At December 31, 2021, the conversion rate was 3.7016 and, based on that conversion rate, one share of Series A Convertible Preferred Stock would have converted into approximately 0.27 shares of common stock, and all the outstanding shares of the Series A Convertible Preferred Stock would have converted into approximately 42,000 shares of common stock in the aggregate. There were no conversions during the year ended December 31, 2021. There is no mandatory conversion term, date or any redemption features associated with the Series A Preferred Stock. The conversion rate will adjust under the following circumstances:

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

15)	Income Taxes

Loss before income taxes consist of the following:

	Years ended December 31,
	2021	2020
Domestic	$(122,296,000)	$(26,531,000)
Foreign	(5,000)	-
Total tax provision for income taxes	$(122,301,000)	$(26,531,000)

For each of the years ended December 31, 2021 and 2020, current tax provisions and current deferred tax provisions were recorded as follows:

	Years ended December 31,
	2021	2020
Current Tax Provision
Federal	$-	$-
State	5,000	-
Foreign	-	-
	5,000	-
Deferred Tax Provision
Federal	(5,836,000)	-
State	(1,433,000)	(322,000)
Foreign	(1,000)	-
	(7,270,000)	(322,000)
Change in valuation allowance	7,270,000	322,000
Total tax provision for income taxes	$5,000	$-

Deferred tax assets and liabilities consist of the effects of temporary differences as shown in the table below. Deferred tax assets have been fully reserved by a valuation allowance since it is more likely than not that such tax benefits will not be realized.

	As of December 31,
	2021	2020
Deferred Tax Assets:
Net operating losses	5,454,000	747,000
Foreign net operating losses	595,000	-
R&D credit carryforwards	288,000	-
Stock compensation	1,312,000	-
Vacation accrual	30,000	-
Contingent consideration	5,171,000	-
Deferred rent	40,000	-
Total gross deferred tax assets	12,890,000	747,000
Valuation allowance	(12,610,000)	(747,000)
Net deferred tax assets	280,000	-

Deferred Tax Liabilities:
Fixed assets	(168,000)	-
Intangibles - goodwill	(112,000)	-
Total deferred tax liabilities	(280,000)	-
Net deferred taxes	$-	$-

The reconciliation of computed expected income taxes to effective income taxes by applying the federal statutory rate of 21% as follows:

	As of December 31,
	2021	2020
Tax at federal income tax rate	21.00%	21.00%
State income tax, net of federal tax	1.17	-
Non-deductible expenses/excludable items	(16.33)	-
Pass-through loss	-	(19.79)
Change in valuation allowance	(5.94)	(1.21)
Credits	0.24	-
Other	(0.14)	-
Provision for income taxes	0.00%	0.00%

The net increase in the total valuation allowance for the year ended December 31, 2021 was an increase of $11,863,000 of which $7,270,000 relates to the current year deferred expense and $4,593,000 relates to the purchase accounting related to the 2021 business combinations. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary difference become deductible. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and planning strategies in making this assessment.  Based on the level of historical operating results and projections for the taxable income for the future, management has determined that it is more likely than not that the deferred taxes assets will not be utilized. Accordingly, the Company has recorded a full valuation allowance.

At December 31, 2021 and 2020 the Company has available net operating loss (“NOL”) carryforwards of approximately $20,679,000 and $0 for federal income tax purposes, respectively, of which $20,679,000 can be carried forward indefinitely. The Company has available $1,397,000 and $747,000 state NOLs for the years ended December 31, 2021 and 2020, respectively.  The Company also has foreign NOL carryforwards of $4,759,000 and $0 for the years ended December 31, 2021 and 2020, respectively, which carry forward indefinitely. Section 382 of the Internal Revenue Code (“IRC”) imposes limits on the ability to use NOL carryforwards that existed prior to a change in control to offset future taxable income. Such limitations would reduce, potentially significantly, the gross deferred tax assets disclosed in the table above related to the NOL carryforwards.  The Company continues to disclose the NOL carryforwards at their original amount in the table above as no potential limitation has been quantified. The Company has also established a full valuation allowance for all deferred tax assets, including the NOL carryforwards, since the Company could not conclude that it was more likely than not able to generate future taxable income to realize these assets.

At December 31, 2021 and 2020 the Company has federal and state income tax credit carryforwards of approximately $288,000 and $0, respectively. The credits begin to expire in 2041.

In accordance with authoritative guidance, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company has no uncertain tax positions as of December 31, 2021 or December 31, 2020.

The Company recognizes interest and penalties related to unrecognized tax positions within the income tax expense line in the accompanying consolidated statements of operations. There were no accrued interest and penalties associated with uncertain tax positions as of December 31, 2021 or December 31, 2020.

The Company is subject to U.S. federal, state, and foreign income tax. Tthe Company’s income tax returns are subject to examination by the relevant taxing authorities. As of December 31, 2021, the 2018 – 2021 tax years remain subject to examination in the U.S. federal tax, various state, and foreign tax jurisdictions. The Company is not currently under examination by federal state, or foreign jurisdictions.

16)	Retirement Savings Plan

The Company established a defined contribution plan, organized under Section 401(k) of the Internal Revenue Code, which allows employees to defer up to 90% of their pay on a pre-tax basis. The Company does not contribute a match to the employees’ contribution.

17)	Subsequent Events

Private Placement of Equity

On March 6, 2022, the Company entered into a certain Securities Purchase Agreement (the “Purchase Agreement”) with an investor (the “PIPE Investor”) providing for the private placement (the “PIPE Transaction”) to a private investor (the “PIPE Investor”) of approximately 6,857,000 units (collectively, the “Units”), each Unit consisting of (i) one share of our common stock (or, in lieu thereof, one pre-funded warrant (the “Pre-Funded Warrants”) to purchase one share of common stock) and (ii) one warrant (the “Common Warrants”) to purchase one share of common stock, for an aggregate gross purchase price of approximately $12.0 million. The PIPE Transaction closed on March 9, 2022.

Each Pre-Funded Warrant has an exercise price of $0.005 per share of common stock, was immediately exercisable and may be exercised at any time and has no expiration date and is subject to customary adjustments. The Pre-Funded Warrants may not be exercised if the aggregate number of shares of common stock beneficially owned by the holder thereof would exceed 9.99% immediately after exercise thereof.

Each Common Warrant has an exercise price of $1.91 per share, becomes exercisable six months following the closing of the PIPE Transaction, and expires five-and-one-half years from the date of issuance, and is subject to customary adjustments. The Common Warrants may not be exercised if the aggregate number of shares of common stock beneficially owned by the holder thereof would exceed 4.99% immediately after exercise thereof, subject to increase to 9.99% at the option of the holder.

In connection with the PIPE Transaction, the Company and the PIPE Investor also entered into a registration rights agreement, dated March 6, 2022, pursuant to which the Company agreed to prepare and file a registration statement with the SEC no later than 15 days following the filing date of this Annual Report on Form 10-K to register the resale of the shares of common stock included in the Units and the shares of common stock issuable upon exercise of the Pre-Funded Warrants and the Common Warrants. The Company agreed to use its best efforts to have such registration statement declared effective as promptly as possible after the filing thereof, subject to certain specified penalties if timely effectiveness is not achieved.

Reduction in Force

On January 3, 2022, the Company completed a reduction in force (the “Reduction”), comprising eight employees (53% of our workforce at that time), effective January 3, 2022, which was the date on which the Company notified such employees of their termination. The Company believes the Reduction, which was approved by its Board of Directors, will enable the Company to better align its workforce with the needs of its business and focus more of its capital resources on the Company’s cell therapy and gene editing platform, as it continues to sustain its investment in the prosecution of IRX-2 through the end of the INSPIRE Phase 2B study. In connection with the Reduction, the Company estimates that it will incur approximately $500,000 for severance and termination-related costs, which the Company will record during the first quarter of 2022. The Company may also incur additional costs and non-cash charges that are not currently contemplated or determinable, which may occur as a result of the Reduction.

Lease Assignment

On March 5, 2022, the Company entered into an Agreement to Assign Space Lease with RegenLab USA LLC (“Regen”) pursuant to which the Company agreed to assign its Brooklyn, NY lease (the “Brooklyn Lease”) to Regen. The effective date of the assignment would be contingent upon, among other things, a consent from BioBat, Inc. (the “Landlord”) to assign the Brooklyn Lease. Additionally, Regen agreed to purchase certain equipment from the Company for $50,000, partly reimburse the Company $50,000 toward certain existing unamortized leasehold improvements, and to reimburse the Company for the existing security deposit the Company had under the Brooklyn Lease of approximately $63,000.

On March 25, 2022, the Company entered into an Assignment and Assumption of Lease Agreement (the “Assignment Agreement”) with Regen, the consent of which was provided by the Landlord in the Assignment Agreement. The effective date of the assignment was March 28, 2022. Under the Assignment Agreement, Regen (i) accepts the assignment of the Brooklyn Lease; (ii) assumes all of the obligations, liabilities, covenants and conditions of the Company’s as tenant under the Brooklyn Lease; (iii) assumes and agrees to perform and observe all of the obligations, terms, requirements, covenants and conditions to be performed or observed by the Company under the Brooklyn Lease; and (iv) makes all of the representations and warranties binding under the Brooklyn Lease with the same force and effect as if Regens had executed the Brooklyn Lease originally as the tenant.

Notwithstanding the above assumptions above by Regen, the Company shall be and remain liable and responsible for the due keeping, and full performance and observance, of all the provisions of the Brooklyn Lease on the part of the tenant to be kept, performed and observed. As a result of the Assignment Agreement, the Company will write off the remaining ROU asset balance and the corresponding lease liability as of March 25, 2022, and it will record any resulting gain or loss on the termination of the Brooklyn lease in its statement of operations.  The Company does not expect to recognize a contingent liability for its ongoing obligation to remain liable and responsible for all the provisions of the Brooklyn Lease, as the Company has determined that it is not probable it will recognize a loss under the Assignment Agreement.

New Lease Agreement

On March 31, 2022, the Company entered into the Torrey Pines Science Center Lease in San Diego, California (the “San Diego Lease”) with Torrey Pines Science Center Limited Partnership for approximately 5,200 square feet of lab and office space. The term of the San Diego Lease is 62 months and the lease commencement date begins on the earlier to occur of (i) the date the Company first commences to conduct business in the premises or (ii) the possession date, which is anticipated to be August 1, 2022 (or earlier if the current tenant terminates its lease early). The lease commencement date was April 15, 2022.

Base rent is $6.35 per square foot in the first year of the San Diego Lease, with a rent abatement for the second and third full months of the first year. The base rent will increase by approximately 3% on each anniversary of the lease commencement date. The Company is also required to pay its share of operating expenses and property taxes. The San Diego Lease provides for a one-time option to extend the lease term for an additional five years at the then fair rental value.