Form 10-K/A
period 2021-12-31
Brooklyn ImmunoTherapeutics, Inc.
filed 2022-07-01
CIK 748592

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

Documents Incorporated by Reference.

None.

EXPLANATORY NOTE

Brooklyn ImmunoTherapeutics, Inc., a Delaware corporation (the “Company”), is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to amend and restate certain items in its Annual Report on Form 10-K for the year ended December 31, 2021 originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 15, 2022 (the “Original 10-K”) to amend and restate the previously issued audited consolidated financial statements and related financial information as of and for the fiscal years ended December 31, 2021 and 2020, as well as the summarized unaudited quarterly financial data for the quarters ended June 30, 2020, September 30, 2020, March 31, 2021, June 30, 2021 and September 30, 2021, contained in the Original 10-K (the “Restatement”)

Background of Restatement

As part of the Company’s preparation of its Quarterly Report on Form 10-Q for the three months ended March 31, 2022, the Company reviewed the original accounting treatment for the asset acquisition of IRX Therapeutics, Inc. (“IRX”) that Brooklyn ImmunoTherapeutics, LLC (“Brooklyn LLC”) completed in November 2018 (the “IRX Acquisition”).  Brooklyn LLC was formed for the purpose of completing the IRX Acquisition.

The IRX Acquisition was accounted for as a business combination under Accounting Standards Codification (“ASC”) No. 805, Business Combinations (“ASC 805”) and resulted in Brooklyn LLC recording, among other items, the fair value of a contingent consideration liability of $870,000 and the fair value of an in-process research and development (“IPR&D”) asset of $6,860,000 in Brooklyn LLC’s opening balance sheet.  Subsequent to recording these amounts as of December 31, 2018 and based on a third-party valuation firm’s analyses of the fair value of the contingent liability during the years ended December 31, 2019, 2020 and 2021, the Company recognized (i) an increase in the fair value of the contingent consideration liability in its statements of operations of $19,240,000 for the year ended December 31, 2020, increasing the contingent consideration liability to $20,110,000 at December 31, 2020, and (ii) a decrease in the fair value of the contingent consideration liability of $180,000 during the year ended December 31, 2021, decreasing the liability to $19,930,000 at December 31, 2021.   The third-party valuation firm’s analysis completed for the year ended December 31, 2019 resulted in no change in fair value from the fair value recorded as of December 31, 2018.

The contingent consideration liability relates to obligations to pay royalties pursuant to certain license and royalty agreements IRX entered into at various times from 2000 to 2012 with third parties and certain noteholders and shareholders of IRX (the “Royalty Recipients”) based on future revenues, if any, from future IRX-2 product sales.  The future royalty obligations were not additional consideration payable to the Royalty Recipients for the IRX Acquisition, as these license and royalty agreements existed prior to the IRX Acquisition and were assumed by Brooklyn, LLC.

In its review of the original accounting treatment for the IRX Acquisition, the Company determined that assets and liabilities arising from contingencies that are acquired or assumed in a business combination, would fall within the scope of ASC 805 and should be recorded at fair value if such fair value can be determined during the measurement period of the business combination.  Accordingly, Brooklyn LLC calculated the fair value of the contingent royalty obligations.  However, because this liability was not a contingent consideration liability that IRX assumed from a previous acquisition it made and because the license and royalty agreements assumed by Brooklyn LLC could not be sold or sublicensed to another party without the related contingent royalty obligations, the Company determined that the contingent royalty obligations should have reduced the value of the IPR&D asset rather than separate units of account and recognized on a gross basis.  Recording the IPR&D net of the contingent royalty obligations would have resulted in the Company not recognizing changes in the fair value of the contingent liability, as there would be no separately stated contingent liability.

On June 16, 2022, the Company and the audit committee of the Company’s Board of Directors (the “Audit Committee”) concluded that it is appropriate to restate the Company’s previously issued financial statements as of and for the years ended December 31, 2021, and December 31, 2020, which were included in the Original 10-K, as well as for the quarters ended June 30, 2020, September 30, 2020, March 31, 2021, June 30, 2021 and September 30, 2021 (the “Relevant Periods”). Considering such Restatement, the Company concluded that the previously issued  financial statements should no longer be relied upon. This Amendment includes the restated financial statements for the Relevant Periods.

Effects of Restatement

Effect of the Restatement for the Years ended December 31, 2021 and 2020

As a result of the factors described above, the Company has included in this Amendment the restated financial statements as of and for the years ended December 31, 2021 and December 31, 2020 which restate the financial statements as of and for such periods as were previously filed with the Original 10-K, to correct the following non-cash items:

•	overstatement of IPR&D by $870,000 as of both December 31, 2020 and 2021;

•	overstatement of security deposits and other assets by $34,000 as of December 31, 2021;

•	overstatement of total assets by $870,000 and $904,000 as of December 31, 2020 and 2021, respectively;

•	overstatement of the contingent consideration liability by $20,110,000 and $19,930,000 as of December 31, 2020 and 2021, respectively;

•	understatement of other liabilities by $25,000 as of December 31, 2021;

•	overstatement of accumulated deficit by $19,240,000 and $19,001,000 as of December 31, 2020 and 2021, respectively;

•	understatement of total stockholders’ and members’ equity by $19,240,000 and $19,001,000 as of December 31, 2020 and 2021, respectively;

•
overstatement of expense related to the change in fair value of the contingent consideration by $19,240,000 for the year ended December 31, 2020 and overstatement of the credit to the change in fair value of the contingent consideration by $180,000 for the year ended December 31, 2021;

•	understatement of provision for income taxes of $59,000 for the year ended December 31, 2021;

•	overstatement of net loss of $19,240,000 and $239,000 for the years ended December 31, 2020 and 2021, respectively;

•
overstatement of basic and diluted net loss per common share by $1.09 for the year ended December 31, 2020 and understatement of basic and diluted net loss per common share by $0.01 for the year ended December 31, 2021.

Effect of the Restatement for the quarters ended June 30, 2020, September 30, 2020, March 31, 2021, June 30, 2021 and September 30, 2021

•	overstatement of both IPR&D and total assets by $870,000 as of June 30, 2020, September 30, 2020, March 31, 2021, June 30, 2021 and September 30, 2021;

•	overstatement of both the contingent consideration liability and total liabilities by $870,000 as of June 30, 2020 and September 30, 2020;

•	overstatement of the contingent consideration liability by $19,290,000 as of March 31, 2021 and June 30, 2021 and $19,360,000 as of September 30, 2021;

•	overstatement of accumulated deficit of $18,420,000 as of March 31, 2021 and June 30, 2021 and $18,490,000 as of September 30, 2021;

•	understatement of total stockholders’ equity of $18,420,000 as of March 31, 2021 and June 30, 2021 and $18,490,000 as of September 30, 2021;

•
overstatement of the credit to the change in fair value of the contingent consideration by $820,000 for the quarter ended March 31, 2021 and overstatement of expense related to the change in fair value of the contingent consideration of $70,000 for the quarter ended September 30, 2021;

•	overstatement of net loss of $820,000 and $70,000 for the quarters ended March 31, 2021 and September 30, 2021;

•	understatement of basic and diluted net loss per common share of $0.03 for the quarter ended March 31, 2021.

The Restatement had no impact on the Company’s liquidity or cash position.

See Note 3 to the Notes to Consolidated Financial Statements “Restatement of Previously Reported Information” included in Part IV, Item 15 of this Amendment for additional information on the Restatement and the related financial statement effects.

Internal Control Considerations

In connection with the Company’s review of its financial statements leading to the Restatement, the Company’s management identified a material weakness in its internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected and corrected on a timely basis. Therefore, the Company’s management has concluded that material weaknesses remain in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective as of December 31, 2021.  For a discussion of management’s consideration of the material weaknesses identified, see Part II, Item 9A. Controls and Procedures, included in this Amendment.

Items Amended

The following items are amended and restated in their entireties in this Amendment:  (i) Part I, Item 1A, Risk Factors; (ii) Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations; Item 8, Financial Statements and Supplementary Data; and Item 9A. Controls and Procedures; and (iii) Part IV, Item 15. Exhibits, Financial Statement Schedules.

Pursuant to Rule 12b-15 promulgated under the Securities Act of 1934, as amended (the “Exchange Act”), this Amendment also contains new certifications by our principal executive officer and principal financial officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

Except as described above, this Amendment does not amend, update or change any other disclosures in the Original 10-K. In addition, the information contained in this Amendment does not reflect events occurring after the filing of the Original 10-K and does not modify or update the disclosures therein, except as specifically identified above. Among other things, forward-looking statements made in the Original 10-K have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original 10-K, other than the Restatement, and such forward-looking statements should be read in conjunction with our filings with the SEC, including those subsequent to the filing of the Original 10-K.

i

PART I

ITEM 1A.	Risk Factors

Our business, financial condition and operating results can be affected by many factors, whether currently known or unknown, many of which are not exclusively within our control, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our financial condition and operating results to differ materially from historical or anticipated future financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price. We urge investors to carefully consider the risk factors described below in evaluating our stock and the information in the Original 10-K and this Amendment, including the consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Based on currently available information and our ongoing operations, we believe that our existing cash, inclusive of the funding committed by certain beneficial holders of Brooklyn LLC’s Class A membership interests and received under the Purchase Agreements with Lincoln Capital and in connection with the PIPE Transactions, will not be sufficient for us to fund our operating expenses and capital expenditure requirements through the twelve-month period subsequent to the issuance date of the Original 10-K.  We intend to raise additional sources of capital, which could be in the form of debt, grants or equity.  We cannot be certain that additional capital will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of any product candidate, or potentially discontinue operations altogether. In addition, attempting to secure additional capital may divert the time and attention of our management from day-to-day activities and harm its product candidate development efforts. Because of the numerous risks and uncertainties associated with the development and potential commercialization of its product candidates, we are unable to estimate the amounts of increased capital outlays, operating expenditures and capital requirements associated with its current product development programs.

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

Risks Related to our Business and Industry

We have identified material weaknesses in our internal control over financial reporting as of December 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us, and materially and adversely affect our business and operating results.

On June 16, 2022, our management and our Audit Committee concluded that it is appropriate to restate our previously issued financial statements as of and for the years ended December 31, 2021 and December 31, 2020 and as of and for the quarters ended June 30, 2020, September 30, 2020, March 31, 2021, June 30, 2021 and September 30, 2021. As part of this process, we identified an additional material weakness in our internal control over financial reporting.

As described elsewhere in this Amendment, subsequent to filing our Original 10-K with the SEC on April 15, 2022,  we identified an error in our accounting related to our application of ASC 805 for the acquisition of IRX in November 2018.  Specifically, we determined that the contingent royalty obligations due to the Royalty Recipients should have reduced the value of the IPR&D asset acquired rather than separate units of account and recognized on a gross basis.  Recording the IPR&D net of the contingent royalty obligations would have resulted in us not recognizing changes in the fair value of the contingent liability, as there would be no contingent liability separately stated.

For a discussion of management’s consideration of its material weaknesses and plans for their remediation, see Part II, Item 9A: Controls and Procedures included in this Amendment.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Management plans to implement measures designed to ensure that the deficiencies contributing to the ineffectiveness of our internal control over financial reporting are promptly remediated, such that the internal controls are designed, implemented and operating effectively. The remediation actions planned include: hiring additional accounting personnel in a number, and with experience, to allow for proper segregation of duties and the accurate application of GAAP (as defined below), including a chief financial officer, whom we hired in May of 2022; developing and implementing, and then monitoring the effectiveness of, written policies and procedures required to achieve our financial reporting objectives in a timely manner, including policies and procedures relating to internal control over financial reporting; providing additional training to accounting personnel; and consulting with an accounting advisor for technical, complex and non-recurring matters. We will continue to evaluate steps to remediate the material weaknesses in addition to those currently planned by management. These remediation measures may be costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any additional material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures and could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may face litigation and other risks as a result of the material weaknesses in our internal control over financial reporting.

We identified material weaknesses in our internal controls over financial reporting. As a result of such material weaknesses, restating our previously issued financial statements, and other matters raised in this Amendment or that may in the future be raised by the SEC, we may face the potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Amendment, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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

PART II

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K/A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), and Section 21E of the Exchange Act, about our expectations, beliefs, or intentions regarding our product development efforts, business, financial condition, results of operations, strategies and prospects. You can identify forward-looking statements by the fact that these statements do not relate to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those contained in “Item 1A — Risk Factors” of this Annual Report on Form 10-K/A. We do not undertake any obligation to update forward-looking statements except as required by applicable law. We intend that all forward-looking statements be subject to the safe harbor provisions of PSLRA. These forward-looking statements reflect our views only as of the date they are made.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended and restated to give effect to the Restatement, as more fully described in “Restatement of Previously Reported Information” within Note 3 to our accompanying consolidated financial statements contained elsewhere in this Amendment. For further detail regarding the restatement, see “Explanatory Note” and “Item 9A. Controls and Procedures” contained in this Amendment.

Overview

We are a clinical-stage biopharmaceutical company focused on exploring the role that cytokine, gene editing, and cell therapy can have in treating patients with cancer, blood disorders, and monogenic diseases. Brooklyn has multiple next-generation cell and gene-editing therapies in preclinical development for various indications, including acute respiratory distress syndrome, solid tumor indications, as well as in vivo gene-editing therapies for rare genetic diseases, using technology through a license with Factor Bioscience Limited, or Factor, and through our acquisition of Novellus, Inc. and Novellus, Ltd. in July 2021, or the Acquisition.

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

Comparison of the Years Ended December 31, 2021 and 2020

	Years Ended December 31,		Change	% Change
	2021	2020
	(As restated)	(As restated)
Operating expenses:
Research and development	$12,705,000	$3,951,000	$8,754,000	222%
Acquired in-process research and development	80,538,000	-	80,538,000	N/A
General and administrative	14,724,000	3,297,000	11,427,000	347%
Transaction costs	5,765,000	-	5,765,000	N/A
Total operating expenses	113,732,000	7,248,000	106,484,000	1,469%
Loss from operations	(113,732,000)	(7,248,000)	(106,484,000)	1,469%
Other expenses:
Loss on sale of NTN assets	(9,648,000)	-	(9,648,000)	N/A
Other income (expense), net	899,000	(43,000)	942,000	-2,191%
Total other expense	(8,749,000)	(43,000)	(8,706,000)	20,247%
Loss before income taxes	(122,481,000)	(7,291,000)	(115,190,000)	1,580%
Provision for income taxes	(64,000)	-	(64,000)	N/A
Net loss	(122,545,000)	(7,291,000)	(115,254,000)	1,581%
Series A preferred stock dividend	(16,000)	-	(16,000)	N/A
Net loss attributable to common stockholders	$(122,561,000)	$(7,291,000)	$(115,270,000)	1,581%

Research and Development Expenses

	Years Ended December 31,
	2021	2020	Change	% Change
License fees	$6,500,000	$-	$6,500,000	N/A
Stock-based compensation	1,597,000	-	1,597,000	N/A
Clinical trials	1,292,000	412,000	880,000	214%
Payroll-related	2,342,000	1,985,000	357,000	18%
Other expenses, net	974,000	1,554,000	(580,000)	-37%
Total research and development expenses	$12,705,000	$3,951,000	$8,754,000	222%

For the year ended December 31, 2021, our research and development expenses increased by approximately $8.75 million from the year ended December 31, 2020 due to upfront payments associated with licensed technology, which were expensed because there is no future alternative use for such licensed technology other than for the intended purpose, increased clinical trial expenses, increased headcount and increased stock-based compensation when compared to 2020.

Acquired IPR&D

During the year ended December 31, 2021, we expensed the approximately $80.5 million fair value of the IPR&D acquired in the Acquisition because there is no future alternative use for the IPR&D other than for its intended purpose.

General and Administrative Expenses

	Years Ended December 31,
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

	Years Ended December 31,
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

We have to date incurred operating losses, and we expect these losses to increase in the future as we expand our product development programs and operate as a publicly traded company.  Developing product candidates, conducting clinical trials and commercializing products are expensive, and we will need to raise substantial additional funds to achieve our strategic objectives. It will likely be some years before we obtain the necessary regulatory approvals to commercialize one or more of our product candidates. Based on our current financial condition and forecasts of available cash, including as mentioned above, we believe we do not have sufficient funds to fund our operations for the next twelve months from the filing of the financial statements contained in this Annual Report on Form 10-K/A. There can be no assurance that we will ever be in a position to commercialize IRX-2 or any other product candidate we may acquire, or that we will obtain any additional financing that we require in the future or, even if such financing is available, that it will be obtainable on terms acceptable to us.

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

See “Index to Consolidated Financial Statements” on page F-1 for a listing of the Consolidated Financial Statements filed with this Annual Report on Form 10-K/A.

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

In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we were required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as of the end of the period covered by this Annual Report on Form 10-K/A under the supervision, and with the participation, of our management, including our interim Chief Executive Officer and President (who serves as our principal executive officer) and our Chief Financial Officer (who serves as our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures.

Based on that evaluation, our interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report on Form 10-K/A in providing reasonable assurance of achieving the desired control objectives due primarily to the material weaknesses discussed below.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conduct an annual evaluation of the effectiveness of our internal control over financial reporting based on the guidelines established by the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. If management identifies any material weakness in the course of that evaluation, management cannot conclude that our internal controls over financial reporting are effective.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Additionally, we identified errors in our financial statements reported in the Original 10-K for the years ended December 31, 2021 and 2020 and for the quarters ended June 30, 2020, September 30, 2020, March 31, 2021, June 30, 2021 and September 30, 2021, which stemmed from an error in the accounting treatment of the contingent royalties obligation related to the IRX Acquisition in November 2018. Management concluded that the errors were the result of accounting personnel’s lack of technical proficiency in complex accounting matters . For further detail regarding the Restatement, see “Explanatory Note” and “Restatement of Previously Reported Information” within Note 3 to our accompanying consolidated financial statements, in each case included elsewhere in this Amendment.

Based on this evaluation, our Chief Executive Officer and President and our Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective and did not provide reasonable assurance of achieving the desired control objectives.

Management’s Plan for Material Weaknesses in Internal Control over Financial Reporting

Management plans to implement measures designed to ensure that the deficiencies contributing to the ineffectiveness of our internal control over financial reporting are promptly remediated, such that the internal controls are designed, implemented and operating effectively. The remediation actions planned include:

•
hiring additional accounting personnel in a number, and with experience, to allow for proper segregation of duties and the accurate application of GAAP, including a chief financial officer, whom we hired in May of 2022;

•
developing and implementing, and then monitoring the effectiveness of, written policies and procedures required to achieve our financial reporting objectives in a timely manner, including policies and procedures relating to internal control over financial reporting;

•	providing additional training to accounting personnel; and

•	consulting with an accounting advisor for technical, complex and non-recurring matters.

We are committed to developing a strong internal control environment, and we believe the remediation efforts that we have implemented and will implement will result in significant improvements in our control environment. We hired a Vice President of Finance in the second quarter of 2021 to oversee all accounting and financial reporting matters, including implementing a framework for internal controls over financial reporting, and we hired a full-time Corporate Controller at the beginning of 2022 and a Chief Financial Officer in May 2022. Also, during the fourth quarter of 2021, we engaged a third-party consulting firm with expertise in implementing the framework for internal controls over financial reporting, and we currently developing this framework. Our management will continue to monitor and evaluate the relevance of our risk-based approach and the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary.

Changes in Internal Control over Financial Reporting

Other than described above, there was no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as a part of this Form 10-K/A:

(1)          Consolidated Financial Statements. The consolidated financial statements of the Company and its consolidated subsidiaries are set forth in the “Index to Consolidated Financial Statements” on page F-1.

(2)          Exhibits. The exhibits required to be filed by Item 15 are set forth in, and filed with or incorporated by reference in, the “Exhibit Index” of the Original 10-K.  The “Exhibit Index” to this Amendment sets forth the additional exhibits required to be filed with this Form 10-K/A.

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
Exhibit to Form 8-K filed on July 19, 2021
3.1	Restated Certificate of Incorporation	Exhibit to Form 10-Q filed on August 14, 2013
3.2	Certificate of Amendment to the Restated Certificate of Incorporation (reverse/forward split)	Exhibit to Form 8-K filed on June 17, 2016
3.3	Certificate of Decrease of the Series A Convertible Preferred Stock	Exhibit to Form 8-K filed on April 12, 2017
3.4	Certificate of Amendment to the Restated Certificate of Incorporation (decrease in authorized capital stock)	Exhibit to Form 8-K filed on June 9, 2017
3.5	Certificate of Amendment to Restated Certificate of Amendment, dated March 25, 2021 (Reverse Stock Split)	Exhibit to Form 8-K filed on March 31, 2021
3.6	Certificate of Amendment to Restated Certificate of Amendment, dated March 25, 2021 (Authorized Share Increase)	Exhibit to Form 8-K filed on March 31, 2021
3.7	Certificate of Amendment to Restated Certificate of Amendment, dated March 25, 2021 (Name Change)	Exhibit to Form 8-K filed on March 31, 2021
3.8	Certificate of Validation of Brooklyn ImmunoTherapeutics, Inc., as filed with the Secretary of State of the State of Delaware on September 3, 2021	Exhibit to Form 8-K filed on September 13, 2021
3.9	Amended and Restated Bylaws of Brooklyn ImmunoTherapeutics, Inc.	Exhibit to Form 8-K filed on September 23, 2021
4.1	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Exhibit 4.1 to Form 10-K filed on April 15, 2022
10.1	Registration Rights Agreement, dated as of April 26, 2021, between Brooklyn ImmunoTherapeutics, Inc. and Lincoln Park Capital Fund, LLC	Exhibit to Form 8-K filed on April 30, 2021
10.2	Registration Rights Agreement, dated as of May 26, 2021, between Brooklyn ImmunoTherapeutics, Inc. and Lincoln Park Capital Fund, LLC	Exhibit to Form 8-K filed on May 26, 2021
10.3	Registration Rights Agreement, dated as of July 16, 2021, by and among Brooklyn ImmunoTherapeutics, Inc. and the individuals and entities named therein.	Exhibit to Form 8-K filed on July 19, 2021
10.4	Amended and Restated Royalty Agreement and Distribution Agreement, dated March 22, 2021.	Exhibit to Form 8-K filed on March 31, 2021
10.5(a)	Assignment and Assumption of Employment Agreement dated March 30, 2021 among Brooklyn ImmunoTherapeutics, LLC, Brooklyn ImmunoTherapeutics, Inc. and Ronald Guido.	Exhibit to Form 8-K filed on March 31, 2021

10.6(a)	Assignment and Assumption of Employment Agreement dated March 30, 2021 among Brooklyn ImmunoTherapeutics, LLC, Brooklyn ImmunoTherapeutics, Inc. and Lynn Sadowski Mason.	Exhibit to Form 8-K filed on March 31, 2021
10.7(a)	Executive Employment Agreement, dated as of April 1, 2021 and effective as of April 16, 2021, between Brooklyn ImmunoTherapeutics, Inc. and Howard J. Federoff.	Exhibit to Form 8-K filed on April 7, 2021
10.8(a)	Executive Employment Agreement, dated as of June 5, 2021 and effective as of June 28, 2021, between Brooklyn ImmunoTherapeutics, Inc. and Kevin D’Amour.	Exhibit to Form 8-K filed on June 10, 2021
10.9(a)	Executive Employment Agreement, dated as of June 16, 2021 and effective as of June 21, 2021, between Brooklyn ImmunoTherapeutics, Inc. and Sandra Gurrola.	Exhibit to Form 8-K filed on June 21, 2021
10.10(a)	Executive Employment Agreement, dated as of July 6, 2021 and effective as of July 15, 2021, between Brooklyn ImmunoTherapeutics, Inc. and Jay Sial.	Exhibit to Form 8-K filed on July 19, 2021
10.11(a)	Executive Employment Agreement, effective as of September 20, 2021, between Brooklyn ImmunoTherapeutics, Inc. and Roger Sidhu.	Exhibit to Form 8-K filed on September 23, 2021
10.12	Form of Indemnification Agreement	Exhibit to Form 8-K filed on April 16, 2021
10.13	Purchase Agreement, dated as of April 26, 2021, between Brooklyn ImmunoTherapeutics, Inc. and Lincoln Park Capital Fund, LLC	Exhibit to Form 8-K filed on April 30, 2021
10.14	Purchase Agreement, dated as of May 26, 2021, between Brooklyn ImmunoTherapeutics, Inc. and Lincoln Park Capital Fund, LLC	Exhibit to Form 8-K filed on May 26, 2021
10.15	Exclusive License Agreement, dated as of April 26, 2021, between Factor Bioscience Limited, Novellus Therapeutics Limited and Brooklyn ImmunoTherapeutics LLC	Exhibit to Form 8-K filed on April 30, 2021
10.16(a)	Brooklyn ImmunoTherapeutics, Inc. 2021 Inducement Stock Incentive Plan	Exhibit to Form 8-K filed on May 26, 2021
10.17(a)	Brooklyn ImmunoTherapeutics, Inc. Restated 2020 Stock Incentive Plan	Exhibit to Form 8-K filed on September 13, 2021
10.18(c)	Lease Agreement, made as of September 28, 2015, between Biobat, Inc. and IRX Therapeutics, LLC	Exhibit to Form S-4/A filed on November 25, 2020
10.19	First Amendment to Lease Agreement, dated September 28, 2015	Exhibit to Form S-4/A filed on November 25, 2020
10.20(c)	Assignment and Assumption of Lease, made by and between IRX Therapeutics, LLC and Brooklyn, and consented to by Biobat, Inc., as landlord	Exhibit to Form S-4/A filed on November 25, 2020
10.21	Second Amendment to Lease Agreement, dated July 24, 2019	Exhibit to Form S-4/A filed on November 25, 2020
10.22(c)	Sublease Agreement, dated April 18, 2019, between Brooklyn and Nezu Asia Capital Management, LLC	Exhibit to Form S-4/A filed on November 25, 2020
10.23	Consent to Sublease and Agreement, dated as of May 18, 2019, among 654 Madison Avenue Associates LP, Brooklyn, and Nezu Asia Capital Management, LLC	Exhibit to Form S-4/A filed on November 25, 2020
10.24	Commencement Date Confirmation Agreement, made as of June 27, 2019, among Brooklyn and Nezu Asia Capital Management, LLC	Exhibit to Form S-4/A filed on November 25, 2020
10.25	Lease Agreement dated June 15, 2021 between Brooklyn ImmunoTherapeutics, Inc. and Fairlane Columbia, LLC	Exhibit 10.25 to Form 10-K filed on April 15, 2022
21.1	Subsidiaries of the Company.	Exhibit 21.1 to Form 10-K filed on April 15, 2022
23.1	Consent of the Independent Registered Accounting Firm.	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKLYN IMMUNOTHERAPEUTICS, INC.

Date: June 30, 2022	By:	/s/ ANDREW JACKSON
Andrew Jackson
Chief Financial Officer (Principal Financial Officer)

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

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Restatement of Previously Issued Financial Statements

As disclosed in Note 3 to the accompanying consolidated financial statements, the Company has restated its financial statements for the years ended December 31, 2021 and 2020 to correct an error.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum llp

Marcum LLP

We are uncertain as to the year we began serving consecutively as the auditor of the Company’s financial statements; however, we are aware that we were the Company’s auditor consecutively since at least 2013 through 2022.

New York, NY
April 15, 2022, except for Note 3, Restatement of Previously Reported Information and Note 15, Income Taxes, as to which the date is June 30, 2022

BROOKLYN IMMUNOTHERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amount)

	December 31, 2021	December 31, 2020
ASSETS	(as Restated)	(as Restated)
Current assets:
Cash	$16,985	$1,630
Accounts receivable	684	-
Prepaid expenses and other current assets	1,097	102
Total current assets	18,766	1,732
Property and equipment, net	670	594
Right-of-use assets - operating leases	2,567	2,093
Goodwill	2,044	2,044
In-process research and development	5,990	5,990
Investment in minority interest	1,000	-
Security deposits and other assets	488	453
Total assets	$31,525	$12,906

LIABILITIES AND STOCKHOLDERS’ AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$1,755	$1,275
Accrued expenses	1,249	1,051
Loans payable	-	410
PPP loan, current	-	116
Operating lease liabilities, current	426	273
Other current liabilities	247	-
Total current liabilities	3,677	3,125
Operating lease liabilities, non-current	2,297	1,905
PPP loan, non-current	-	194
Other liabilities	48	23
Total liabilities	6,022	5,247

Stockholders’ and members’ equity:
Class A membership units	-	23,202
Class B membership units	-	1,400
Class C membership units	-	1,000
Common units	-	198
Series A preferred stock, $0.005 par value, $156 liquidation preference, 156 shares authorized, issued and outstanding at December 31, 2021; no shares issued and outstanding at December 31, 2020.	1	-
Common stock, $0.005 par value, 100,000 shares authorized, 52,021 issued and outstanding at December 31, 2021; no shares issued and outstanding at December 31, 2020.	260	-
Additional paid-in capital	165,944	-
Accumulated deficit	(140,702)	(18,141)
Total stockholders’ and members’ equity	25,503	7,659
Total liabilities and stockholders’ and members’ equity	$31,525	$12,906

The accompanying notes are an integral part of these consolidated financial statements.

BROOKLYN IMMUNOTHERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year ended December 31,
	2021	2020
	(as Restated)	(as Restated)
Operating expenses:
Research and development	$12,705	$3,951
Acquired in-process research and development	80,538	-
General and administrative	14,724	3,297
Transaction costs	5,765	-
Total operating expenses	113,732	7,248
Loss from operations	(113,732)	(7,248)
Other expenses, net:
Loss on sale of NTN assets	(9,648)	-
Other income (expense), net	899	(43)
Total other expenses, net	(8,749)	(43)
Loss before income taxes	(122,481)	(7,291)
Provision for income taxes	(64)	-
Net loss	(122,545)	(7,291)
Series A preferred stock dividend	(16)	-
Net loss attributable to common stockholders	$(122,561)	$(7,291)

Net loss per common share - basic and diluted	$(2.83)	$(0.41)
Weighted average shares outstanding - basic and diluted	43,306	17,588

The accompanying notes are an integral part of these consolidated financial statements.

BROOKLYN IMMUNOTHERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ AND MEMBERS’ EQUITY
For the years ended December 31, 2021 and 2020
(In thousands)

	Membership Equity				Common Stock		Series A Preferred Stock		Additional Paid-in	Accumulated
	Class A	Class B	Class C	Common	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at January 1, 2021 (as Restated)	$23,202	$1,400	$1,000	$198	-	$-	-	$-	$-	$(18,141)	$7,659
Brooklyn rights offerings membership units	10,500	-	-	-	-	-	-	-	-	-	10,500
Elimination of Brooklyn’s historical members’ equity	(33,702)	(1,400)	(1,000)	(198)	-	-	-	-	36,300	-	-
Common stock to be retained by NTN stockholders	-	-	-	-	1,514	8	-	-	8,170	-	8,178
Issuance of Series A preferred stock retained by NTN stockholders	-	-	-	-	-	-	156	1	(1)	-	-
Issuance of common stock to Brooklyn members	-	-	-	-	38,924	195	-	-	(195)	-	-
Issuance of common stock to Financial Advisor upon consummation of merger	-	-	-	-	1,068	5	-	-	5,760	-	5,765
Issuance of common stock from the exercise of stock options	-	-	-	-	1	-	-	-	10	-	10
Issuance of common stock related to stock purchase agreement with Lincoln Park Capital Fund, LLC, net	-	-	-	-	3,552	17	-	-	52,008	-	52,025
Issuance of common stock in connection with the acquisition of Novellus, Inc.	-	-	-	-	7,022	35	-	-	58,649	-	58,684
Cash dividends to Series A preferred stockholders	-	-	-	-	-	-	-	-	-	(8)	(8)
Issuance of common stock in lieu of cash dividend to Series A preferred stockholders	-	-	-	-	-	-	-	-	8	(8)	-
Forfeiture of unvested restricted stock	-	-	-	-	(60)	-	-	-	-	-	-
Stock based compensation	-	-	-	-	-	-	-	-	5,235	-	5,235
Net loss	-	-	-	-	-	-	-	-	-	(122,545)	(122,545)
Balances at December 31, 2021 (as Restated)	$-	$-	$-	$-	52,021	$260	156	$1	$165,944	$(140,702)	$25,503

	Membership Equity				Accumulated
	Class A	Class B	Class C	Common	Deficit	Total

Balances at January 1, 2020	$18,178	$1,400	$1,000	$107	$(10,942)	$9,743
Implementation of new accounting principle	-	-	-	-	92	92
Stock based compensation	-	-	-	91	-	91
Sale of members’ equity	5,024	-	-	-	-	5,024
Net loss	-	-	-	-	(7,291)	(7,291)
Balances at December 31, 2020 (as Restated)	$23,202	$1,400	$1,000	$198	$(18,141)	$7,659

The accompanying notes are an integral part of these consolidated financial statements.

BROOKLYN IMMUNOTHERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For years ended December 31,
	2021	2020
	(as Restated)	(as Restated)
Cash flows used in operating activities:
Net loss	$(122,545)	$(7,291)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	117	98
Stock-based compensation	5,235	91
Amortization of right-to-use asset	342	-
Transaction costs - shares to Financial Advisor	5,765	-
Loss on sale of NTN assets	9,648	-
Loss on disposal of fixed assets	13	-
Gain on forgiveness of PPP loan	(310)	-
Acquired in-process research and development	80,538	-
Changes in operating assets and liabilities:
Account receivable	(659)	-
Prepaid expenses and other current assets	(850)	(16)
Security deposits and other non-current assets	-	(90)
Accounts payable and accrued expenses	(485)	(930)
Operating lease liability	(322)	12
Other liabilities	25	25
Net cash used in operating activities	(23,488)	(8,101)
Cash flows used in investing activities:
Purchase of property and equipment	(154)	(39)
Purchase of NTN, net of cash acquired	147	-
Purchase of Novellus, net of common stock issued and cash acquired	(22,854)	-
Proceeds from the sale of NTN assets, net of cash disposed	119	-
Net cash used in investing activities	(22,742)	(39)
Cash flows provided by financing activities:
Net proceeds of common stock issued to Lincoln Park	52,025	-
Proceeds from sale of members’ equity	10,500	4,359
Proceeds from the exercise of stock options	10	-
Proceeds from loans payable	-	310
Repayment of NTN’s PPP loan	(532)	-
Principal payments on notes payable	(410)	-
Dividends paid to Series A preferred shareholders	(8)	-
Net cash provided by financing activities	61,585	4,669
Net increase (decrease) in cash and cash equivalents	15,355	(3,471)
Cash and cash equivalents at beginning of period	1,630	5,101
Cash and cash equivalents at end of period	$16,985	$1,630

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$225	$-
Income taxes	$1	$-

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for Series A preferred stock dividend	$8	$-
Issuance of common stock for business combination	$8,178	$-
Issuance of common Stock for Novellus acquisition	$58,684	$-
Forfeiture of unvested restricted stock	$-	$-
Preferred shares issued in connection with reverse merger	$1	$-
Initial measurement of ROU assets, net of tenant improvement allowance	$816	$-
Initial measurement of operating lease liabilities	$866	$-
Investor deposits for sale of members’ equity	$-	$666
Right of use assets obtained in exchange for new operating lease liabilities	$-	$2,093

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

The Company has incurred significant operating losses and has an accumulated deficit as a result of ongoing efforts to develop product candidates, including conducting clinical trials and providing general and administrative support for these operations. As of December 31, 2021, the Company had a cash balance of approximately $16,985,000 and an accumulated deficit of approximately $140,702,000. For the year ended December 31, 2021, the Company incurred a net loss of $122,545,000 and the Company used cash in operating activities of $23,488,000 (inclusive of $80,538,000 IPR&D expense related to the Acquisition and $9,648,000 related to the loss on sale of assets in the Disposition).

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

Restatement of Previously Reported Information

As part of the Company’s preparation of its Quarterly Report on Form 10-Q for the three months ended March 31, 2022, the Company reviewed the original accounting treatment for the IRX Acquisition that Brooklyn LLC completed in November 2018.

The IRX Acquisition was accounted for as a business combination under ASC 805 and resulted in Brooklyn LLC recording, among other items, the fair value of a contingent consideration liability of $870,000 and the fair value of an IPR&D asset of $6,860,000 in its opening balance sheet, as Brooklyn LLC was formed for the purpose of completing the IRX Acquisition. Subsequent to recording these amounts as of December 31, 2018 and based on a third-party valuation firm’s analyses of the fair value of the contingent liability during the years ended December 31, 2019, 2020 and 2021, Brooklyn LLC recognized an increase in the fair value of the contingent consideration liability in its statements of operations of $19,240,000 for the year ended December 31, 2020, increasing the contingent consideration liability to $20,110,000 at December 31, 2020, and a decrease in the fair value of $180,000 during the year ended December 31, 2021, decreasing the contingent consideration liability to $19,930,000 at December 31, 2021.  The third-party valuation firm’s analysis for the year ended December 31, 2019 resulted in no change in fair value from the fair value recorded as of December 31, 2018.

The contingent consideration liability relates to obligations to pay royalties pursuant to certain license and royalty agreements IRX entered into at various times from 2000 to 2012 with the Royalty Recipients based on future revenues, if any, from future IRX-2 product sales.  The future royalty obligations were not additional consideration payable to the Royalty Recipients for the IRX Acquisition, as these license and royalty agreements existed prior to the IRX Acquisition and were assumed by Brooklyn, LLC.

In its review of the original accounting treatment for the IRX Acquisition, the Company determined that assets and liabilities arising from contingencies that are acquired or assumed in a business combination would fall within the scope of ASC 805 and should be recorded at fair value if such fair value can be determined during the measurement period of the business combination.  Accordingly, Brooklyn LLC calculated the fair value of the contingent royalty obligations.  However, because this liability was not a contingent consideration liability that IRX had assumed from a previous acquisition it made and because the license and royalty agreements assumed by Brooklyn LLC could not be sold or sublicensed to another party without the related contingent royalty obligations, the Company determined that the contingent royalty obligations should have reduced the value of the IPR&D asset rather than separate units of account and recognized on a gross basis.  Recording the IPR&D net of the contingent royalty obligations would have resulted in the Company not recognizing changes in the fair value of the contingent liability, as there would be no contingent liability separately stated.

On June 16, 2022, the Company and the Audit Committee concluded that it is appropriate to restate the Company’s previously issued financial statements as of and for the years ended December 31, 2021, and December 31, 2020, which were included in the Original 10-K, as well as for the quarters ended June 30, 2020, September 30, 2020, March 31, 2021, June 30, 2021 and September 30, 2021 (the “Relevant Periods”). Considering such restatement, the Company concluded that the previously issued financial statements should no longer be relied upon. The adjustments to the financial statement items for the affected periods are as follows:

	As Previously Reported	Adjustments	As Restated
	(unaudited)
Consolidated Balance Sheet as of December 31, 2020

In-process research and development	$6,860,000	$(870,000)	$5,990,000
Contingent consideration	$20,110,000	$(20,110,000)	$-
Accumulated deficit	$(37,381,000)	$19,240,000	$(18,141,000)

Consolidated Statement of Operations for the year ended December 31, 2020

Change in fair value of contingent consideration	$19,240,000	$(19,240,000)	$-
Net loss	$(26,531,000)	$19,240,000	$(7,291,000)
Net loss per common share - basic and diluted	$(1.51)	$1.10	$(0.41)

Consolidated Statement of Cash Flows for the year ended December 31, 2020

Net loss	$(26,531,000)	$19,240,000	$(7,291,000)
Change in fair value of contingent consideration	$19,240,000	$(19,240,000)	$-

Consolidated Balance Sheet as of December 31, 2021

In-process research and development	$6,860,000	$(870,000)	$5,990,000
Security deposits and other assets	$522,000	$(34,000)	$488,000
Contingent consideration	$19,930,000	$(19,930,000)	$-
Other liabilities	$23,000	$25,000	$48,000
Accumulated deficit	$(159,703,000)	$19,001,000	$(140,702,000)

Consolidated Statement of Operations for the year ended December 31, 2021

Change in fair value of contingent consideration	$(180,000)	$180,000	$-
Provision for income taxes	$(5,000)	$(59,000)	$(64,000)
Net loss	$(122,306,000)	$(239,000)	$(122,545,000)
Net loss attributable to common stockholders	$(122,322,000)	$(239,000)	$(122,561,000)
Net loss per common share - basic and diluted	$(2.82)	$(0.01)	$(2.83)

Consolidated Statement of Cash Flows for the year ended December 31, 2021

Net loss	$(122,306,000)	$(239,000)	$(122,545,000)
Change in fair value of contingent consideration	$(180,000)	$180,000	$-
Security deposits and other assets	$(34,000)	$34,000	$-
Other liabilities	$-	$25,000	$25,000

The adjustments to the line items for the affected unaudited quarterly financial statements are as follows:

	As of June 30, 2020			As of September 30, 2020
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
	(in thousands)			(in thousands)
Consolidated Balance Sheets	(unaudited)			(unaudited)

In-process research and development	$6,860,000	$(870,000)	$5,990,000	$6,860,000	$(870,000)	$5,990,000
Contingent consideration	$870,000	$(870,000)	$-	$870,000	$(870,000)	$-

	As of March 31, 2021			As of June 30, 2021
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
	(in thousands)			(in thousands)
Consolidated Balance Sheets	(unaudited)			(unaudited)

In-process research and development	$6,860,000	$(870,000)	$5,990,000	$6,860,000	$(870,000)	$5,990,000
Contingent consideration	$19,290,000	$(19,290,000)	$-	$19,290,000	$(19,290,000)	$-
Accumulated deficit	$(55,083,000)	$18,420,000	$(36,663,000)	$(65,176,000)	$18,420,000	$(46,756,000)

	As of September 30, 2021
	As Previously Reported	Adjustments	As Restated
	(in thousands)
Consolidated Balance Sheets	(unaudited)

In-process research and development	$6,860,000	$(870,000)	$5,990,000
Contingent consideration	$19,360,000	$(19,360,000)	$-
Accumulated deficit	$(151,232,000)	$18,490,000	$(132,742,000)

	Three months ended March 31, 2021			Three months ended September 30, 2021
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
	(in thousands, except per share data)			(in thousands, except per share data)
Consolidated Statement of Operations	(unaudited)			(unaudited)

Change in fair value of contingent consideration	$(820,000)	$820,000	$-	$70,000	$(70,000)	$-
Net loss	$(17,702,000)	$(820,000)	$(18,522,000)	$(86,055,000)	$70,000	$(85,985,000)
Net loss attributable to common stockholders	$(17,702,000)	$(820,000)	$(18,522,000)	$(86,055,000)	$70,000	$(85,985,000)
Net loss per common share - basic and diluted	$(0.64)	$(0.03)	$(0.67)	$(1.70)	$-	$(1.70)

	Three months ended March 31, 2021			Six months ended June 30, 2021
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
	(in thousands, except per share data)			(in thousands, except per share data)
Consolidated Statement of Cash Flows	(unaudited)			(unaudited)

Net loss	$(17,702,000)	$(820,000)	$(18,522,000)	$(27,787,000)	$(820,000)	$(28,607,000)
Change in fair value of contingent consideration	$(820,000)	$820,000	$-	$(820,000)	$820,000	$-

	Nine months ended September 30, 2021
	As Previously Reported	Adjustments	As Restated
	(in thousands, except per share data)
Consolidated Statement of Cash Flows	(unaudited)

Net loss	$(113,842,000)	$(750,000)	$(114,592,000)
Change in fair value of contingent consideration	$(750,000)	$750,000	$-

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

	Years ended December 31,
	2021	2020
	(as restated)	(as restated)
Net loss attributable to common stockholders	$(122,561,000)	$(7,307,000)

Basic and diluted net loss per share attributable to common stockholders	$(2.83)	$(0.42)

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

The carrying amounts reported on the consolidated balance sheets for cash and cash equivalents, accounts receivable, prepaid assets and other current assets, accounts payable and accrued expenses, other current liabilities and other liabilities approximate fair value based due to their short maturities. The carrying value of loans payable approximates its fair market value because the effective yield on this debt, which includes contractual interest rates as well as other finance charges, is comparable to rates of returns for instruments of similar credit risk.

During the years ended December 31, 2021 and 2020, there were no assets or liabilities that were measured at fair value on a recurring or non-recurring basis.  There were no transfers between fair value measurement levels during the year ended December 31, 2021 and 2020.

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

8)	Goodwill and In-Process Research & Development

The Company recorded goodwill and IPR&D in the amount of $2,044,000 and $5,990,000, respectively, in connection with the IRX Acquisition in the year ended December 31, 2018. IPR&D assets are considered to be indefinite lived until the completion or abandonment of the associated research and development projects.

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

15)	Income Taxes

Loss before income taxes consist of the following:

	Years ended December 31,
	2021	2020
	(as Restated)	(as Restated)
Domestic	$(122,476,000)	$(7,291,000)
Foreign	(5,000)	-
Total loss before income taxes	$(122,481,000)	$(7,291,000)

For each of the years ended December 31, 2021 and 2020, current tax provisions and current deferred tax provisions were recorded as follows:

	Years ended December 31,
	2021	2020
Current Tax Provision
Federal	$-	$-
State	5,000	-
Foreign	-	-
	5,000	-
Deferred Tax Provision
Federal	(5,840,000)	-
State	(1,414,000)	(322,000)
Foreign	(1,000)	-
	(7,255,000)	(322,000)
Change in valuation allowance	7,314,000	322,000
Total tax provision for income taxes	$64,000	$-

Deferred tax assets and liabilities consist of the effects of temporary differences as shown in the table below. Deferred tax assets have been fully reserved by a valuation allowance since it is more likely than not that such tax benefits will not be realized.

	As of December 31,
	2021	2020
Deferred Tax Assets:
Net operating losses	5,457,000	747,000
Foreign net operating losses	595,000	-
R&D credit carryforwards	288,000	-
Stock compensation	1,312,000	-
Vacation accrual	30,000	-
Contingent consideration	-	-
Deferred rent	40,000	-
Total gross deferred tax assets	7,722,000	747,000
Valuation allowance	(7,467,000)	(747,000))
Net deferred tax assets	255,000	-

Deferred Tax Liabilities:
Fixed assets	(168,000)	-
Intangibles - goodwill	(112,000)	-
Total deferred tax liabilities	(280,000)	-
Net deferred taxes	$(25,000)	$-

The reconciliation of computed expected income taxes to effective income taxes by applying the federal statutory rate of 21% is as follows:

	As of December 31,
	2021	2020
Tax at federal income tax rate	21.00%	21.00%
State income tax, net of federal tax	1.15%	0.00%
Non-deductible expenses/excludable items	-16.30%	0.00%
Pass-through loss	0.00%	-20.00%
Change in valuation allowance	-5.97%	-1.00%
Credits	0.23%	0.00%
Other	-0.16%	0.00%
Provision for income taxes	-0.05%	0.00%

The net increase in the total valuation allowance for the year ended December 31, 2021 was an increase of $6,720,000 of which $7,304,000 relates to the current year deferred expense and ($584,000) relates to the purchase accounting related to the 2021 business combinations. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary difference become deductible. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and planning strategies in making this assessment.  Based on the level of historical operating results and projections for the taxable income for the future, management has determined that it is more likely than not that the deferred taxes assets will not be utilized. Accordingly, the Company has recorded a full valuation allowance. The net deferred tax liability represents an indefinite life intangible liability related to tax deductible goodwill, partially offset by an indefinite life deferred tax asset.

At December 31, 2021 and 2020 the Company has available net operating loss (“NOL”) carryforwards of approximately $20,679,000 and $0 for federal income tax purposes, respectively, of which $20,689,000 can be carried forward indefinitely. The Company has available $18,276,000 and $0 state NOLs for the years ended December 31, 2021 and 2020, respectively.  The Company also has foreign NOL carryforwards of $4,759,000 and $0 for the years ended December 31, 2021 and 2020, respectively, which carry forward indefinitely. Section 382 of the Internal Revenue Code (“IRC”) imposes limits on the ability to use NOL carryforwards that existed prior to a change in control to offset future taxable income. Such limitations would reduce, potentially significantly, the gross deferred tax assets disclosed in the table above related to the NOL carryforwards.  The Company continues to disclose the NOL carryforwards at their original amount in the table above as no potential limitation has been quantified. The Company has also established a full valuation allowance for all deferred tax assets, including the NOL carryforwards, since the Company could not conclude that it was more likely than not able to generate future taxable income to realize these assets. The net deferred tax liability represents an indefinite life intangible liability related to tax deductible goodwill, partially offset by an indefinite life deferred tax asset.

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

The Company is subject to U.S. federal, state, and foreign income tax. The Company's income tax returns are subject to examination by the relevant taxing authorities. As of December 31, 2021, the 2018 – 2021 tax years remain subject to examination in the U.S. federal tax, various state, and foreign tax jurisdictions. The Company is not currently under examination by federal state, or foreign jurisdictions.

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

In connection with the PIPE Transaction, the Company and the PIPE Investor also entered into a registration rights agreement, dated March 6, 2022, pursuant to which the Company agreed to prepare and file a registration statement with the SEC no later than 15 days following the filing date of its Annual Report on Form 10-K to register the resale of the shares of common stock included in the Units and the shares of common stock issuable upon exercise of the Pre-Funded Warrants and the Common Warrants. The Company agreed to use its best efforts to have such registration statement declared effective as promptly as possible after the filing thereof, subject to certain specified penalties if timely effectiveness is not achieved.

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