Form 10-Q
period 2022-03-31
Brooklyn ImmunoTherapeutics, Inc.
filed 2022-07-01
CIK 748592

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _____________

Commission file number: 001-11460

Brooklyn ImmunoTherapeutics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	31-1103425
(State of incorporation)	(I.R.S. Employer Identification No.)

10355 Science Center Drive, Suite 150 San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

(212) 582-1199
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $0.005 par value	BTX	The Nasdaq Stock Market LLC

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

As of June 30, 2022, the registrant had outstanding 57,468,597 shares of common stock, $0.005 par value per share.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements related to future events, results, performance, prospects and opportunities, including statements related to our strategic plans and targets, revenue generation, product availability and offerings, capital needs, capital expenditures, industry trends and our financial position. Forward-looking statements are based on information currently available to us, on our current expectations, estimates, forecasts, and projections about the industries in which we operate and on the beliefs and assumptions of management. Forward looking statements often contain words such as “expects,” “anticipates,” “could,” “targets,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “would,” and similar expressions. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, and other characterizations of future events or circumstances, are forward-looking statements. Forward-looking statements by their nature address matters that are, to different degrees, subject to risks and uncertainties that could cause actual results to differ materially and adversely from those expressed in any forward-looking statements. For us, particular factors that might cause or contribute to such differences include those risks and uncertainties described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021 and described in other documents we file from time to time with the Securities and Exchange Commission, or SEC.

Readers are urged not to place undue reliance on the forward-looking statements in this Quarterly Report on Form 10-Q, which speak only as of the date of this Quarterly Report on Form 10-Q. We are including this cautionary note to make applicable, and take advantage of, the safe harbor provisions of the PSLRA. Except as required by law, we do not undertake, and expressly disclaim any obligation, to disseminate, after the date hereof, any updates or revisions to any such forward-looking statements to reflect any change in expectations or events, conditions or circumstances on which any such statements are based.

We believe that the expectations reflected in forward-looking statements in this Quarterly Report on Form 10-Q are based upon reasonable assumptions at the time made. However, given the risks and uncertainties, you should not rely on any forward- looking statements as a prediction of actual results, developments or other outcomes. You should read these forward-looking statements with the understanding that we may be unable to achieve projected results, developments or other outcomes and that actual results, developments or other outcomes may be materially different from what we expect.

Unless stated otherwise or the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “Brooklyn” refer to Brooklyn ImmunoTherapeutics, Inc., “Brooklyn LLC” refer to Brooklyn ImmunoTherapeutics LLC, a wholly owned subsidiary of Brooklyn, and to “Company,” “we,” “us” or “our” refer to Brooklyn. and its subsidiaries, including Brooklyn LLC, Novellus, Inc. and Novellus Therapeutics Limited.

ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

BROOKLYN IMMUNOTHERAPEUTICS, INC.
 CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amount)
(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$23,500	$16,985
Other receivable	835	684
Prepaid expenses and other current assets	800	1,097
Total current assets	25,135	18,766
Property and equipment, net	308	670
Right-of-use assets - operating leases	1,093	2,567
Goodwill	2,044	2,044
In-process research and development	5,990	5,990
Investment in non-controlling interest	385	1,000
Security deposits and other assets	421	488
Total assets	$35,376	$31,525

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,106	$1,755
Accrued expenses	2,384	1,249
Operating lease liabilities, current	149	426
Other current liabilities	45	247
Total current liabilities	3,684	3,677
Warrant liabilities	13,315	-
Operating lease liabilities, non-current	1,018	2,297
Other liabilities	48	48
Total liabilities	18,065	6,022

Stockholders' equity:
Preferred stock, $0.005 par value, 1,000 shares authorized, 156 designated and outstanding of Series A convertible preferred stock at March 31, 2022 and December 31, 2021, $156 liquidation preference	1	1
Common stock, $0.005 par value, 100,000 shares authorized at March 31, 2022 and December 31, 2021; 57,452 and 52,021 issued and outstanding at March 31, 2022 and December 31, 2021, respectively	287	260
Additional paid-in capital	167,100	165,944
Accumulated deficit	(150,077)	(140,702)
Total stockholders' equity	17,311	25,503
Total liabilities and stockholders' equity	$35,376	$31,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROOKLYN IMMUNOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2022	2021
Operating expenses:
Research and development	$1,782	$1,533
General and administrative	4,514	1,623
Transaction costs	-	5,765
Total operating expenses	6,296	8,921
Loss from operations	(6,296)	(8,921)
Other expense, net:
Loss on sale of NTN assets	-	(9,598)
Warrant liabilities expense	(1,322)	-
Loss on non-controlling investment	(615)	-
Other expense, net	(1,142)	(3)
Total other expense, net	(3,079)	(9,601)
Loss before income taxes	(9,375)	(18,522)
Provision for income taxes	-	-
Net loss	(9,375)	(18,522)
Net loss per common share - basic and diluted	$(0.17)	$(0.67)
Weighted average shares outstanding - basic and diluted	53,626	27,799

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROOKLYN IMMUNOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ AND MEMBERS’ EQUITY
For the three months ended March 31, 2022 and 2021 (unaudited)
(In thousands)

	Membership Equity				Common Stock		Series A Preferred Stock		Additional Paid-in	Accumulated
	Class A	Class B	Class C	Common	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances at January 1, 2022	$-	$-	$-	$-	52,021	$260	156	$1	$165,944	$(140,702)	$25,503
Issuance of common stock in connection with private offering	-	-	-	-	5,500	27	-	-	(27)	-	-
Forfeiture of unvested restricted stock	-	-	-	-	(78)	-	-	-	-	-	-
Issuance of common stock from vested restricted stock units	-	-	-	-	9	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	1,183	-	1,183
Net loss	-	-	-	-	-	-	-	-	-	(9,375)	(9,375)
Balances at March 31, 2022	$-	$-	$-	$-	57,452	$287	156	$1	$167,100	$(150,077)	$17,311

Balances at January 1, 2021	$23,202	$1,400	$1,000	$198	-	$-	-	$-	$-	$(18,141)	$7,659
Brooklyn rights offerings membership units	10,500	-	-	-	-	-	-	-	-	-	10,500
Elimination of Brooklyn’s historical members’ equity	(33,702)	(1,400)	(1,000)	(198)	-	-	-	-	36,300	-	-
Issuance of common stock for business combination	-	-	-	-	1,514	8	-	-	8,170	-	8,178
Series A preferred stock retained in business combination	-	-	-	-	-	-	156	1	(1)	-	-
Issuance of common stock to Brooklyn members	-	-	-	-	38,924	195	-	-	(195)	-	-
Issuance of common stock to Financial Advisor upon consummation of merger	-	-	-	-	1,068	5	-	-	5,760	-	5,765
Stock-based compensation	-	-	-	-	-	-	-	-	419	-	419
Net loss	-	-	-	-	-	-	-	-	-	(18,522)	(18,522)
Balances at March 31, 2021	$-	$-	$-	$-	41,506	$208	156	$1	$50,453	$(36,663)	$13,999

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROOKLYN IMMUNOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the three months ended March 31,
	2022	2021
Cash flows used in operating activities:
Net loss	$(9,375)	$(18,522)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36	25
Stock-based compensation	1,183	419
Amortization of right-to-use asset	102	70
Transaction costs - shares to Financial Advisor	-	5,765
Loss on sale of NTN assets	-	9,598
Loss on disposal of fixed assets	371	-
Gain on lease termination	(85)	-
Warrant liabilities expense	1,322	-
Loss on non-controlling investment	615	-
Changes in operating assets and liabilities:
Other receivable	(146)	4
Prepaid expenses and other current assets	298	42
Security deposits and other non-current assets	66	(1)
Accounts payable and accrued expenses	486	(766)
Operating lease liability	(103)	(64)
Other liabilities	(202)	-
Net cash used in operating activities	(5,432)	(3,430)
Cash flows used in investing activities:
Purchase of property and equipment	(46)	-
Purchase of NTN, net of cash acquired	-	148
Proceeds from the sale of NTN assets, net of cash disposed	-	119
Net cash (used in) provided by investing activities	(46)	267
Cash flows provided by financing activities:
Proceeds from issuance of common stock and warrants in connection with private offering	11,993	-
Proceeds from sale of members’ equity	-	10,475
Repayment of NTN’s PPP loan	-	(532)
Net cash provided by financing activities	11,993	9,943
Net increase in cash and cash equivalents	6,515	6,780
Cash and cash equivalents at beginning of period	16,985	1,630
Cash and cash equivalents at end of period	$23,500	$8,410

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1	$-

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for business combination	$-	$8,178
Series A preferred stock retained in business combination	$-	$1

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROOKLYN IMMUNOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1)	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Brooklyn ImmunoTherapeutics Inc., a Delaware corporation (“Brooklyn” or the “Company”), together with its subsidiaries including Brooklyn ImmunoTherapeutics LLC (“Brooklyn LLC”), Novellus, Inc. (“Novellus”) and Novellus Therapeutics, Ltd. (“Novellus, Ltd.”), is a biopharmaceutical company utilizing its mRNA technology platform, including mRNA-based cell reprogramming and gene editing technologies, to create next generation mRNA, gene editing and cell therapies, including iPSC therapies for multiple therapeutic indications. As used herein, the “Company” refers collectively to Brooklyn and its subsidiaries.

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited financial statements include all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.

These condensed consolidated financial statements should be read together with the audited consolidated financial statements and notes thereto contained in Brooklyn’s Annual Report on Form 10-K/A for the year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) on June 30, 2022 (the “10-K/A”). The accompanying condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited financial statements contained in the 10-K/A, but does not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2022, or any other period.

Reclassifications

Certain reclassifications have been made to Brooklyn’s prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on Brooklyn’s previously reported results of operations or accumulated deficit.

2)	LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred significant operating losses and has an accumulated deficit as a result of ongoing efforts to develop product candidates, including conducting clinical trials and providing general and administrative support for operations. As of March 31, 2022, the Company had a cash balance of approximately $23.5 million and an accumulated deficit of approximately $150.1 million. For the three months ended March 31, 2022, the Company incurred a net loss of $9.4 million, and the Company used cash in operating activities of $5.4 million.

On March 9, 2022, the Company consummated a private placement of common stock and warrants resulting in net proceeds of approximately $11 million (See Note 10).

In connection with preparing the accompanying condensed consolidated financial statements as of and for the three months ended March 31, 2022, the Company’s management concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern because it does not expect to have sufficient cash or working capital resources to fund operations for the twelve-month period subsequent to the issuance date of these financial statements. The Company will need to raise additional capital, which could be through the remaining availability under our equity line purchase agreement with Lincoln Park Capital Fund, LLC (the “Second Purchase Agreement”) (to the extent the Company is permitted to use such agreement) (see Note 10), public or private equity offerings, debt financings, corporate collaborations or other means. The Company may also seek governmental grants to support its clinical trials and preclinical trials. The Company currently has no arrangements for such capital and no assurances can be given that it will be able to raise such capital when needed, on acceptable terms, or at all.

The accompanying condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

3)	MERGER, DISPOSITION AND ACQUISITION TRANSACTIONS

Merger

On August 12, 2020, Brooklyn, Brooklyn LLC and the Merger Sub entered into the Merger Agreement, and the Merger closed on March 25, 2021. The Merger was accounted for as a reverse acquisition, in which Brooklyn LLC was deemed the acquiring company for accounting purposes. Brooklyn LLC, as the accounting acquirer, recorded the assets acquired and liabilities assumed of Brooklyn in the Merger at their fair values as of the acquisition date.

Brooklyn LLC was determined to be the accounting acquirer based upon the terms of the Merger and other factors including that (i) Brooklyn LLC members, received common stock in the Merger that represented 96.35% of Brooklyn’s outstanding common stock on a fully diluted basis, (ii) all of the directors of Brooklyn immediately after the Merger were designated by Brooklyn LLC under the terms of the Merger Agreement and (iii) existing members of Brooklyn LLC’s management became the management of Brooklyn immediately after the Merger.

At the closing of the Merger, all the outstanding membership interests of Brooklyn LLC converted into the right to receive an aggregate of approximately 39,992,000 shares of common stock, of which 1,068,000 shares were issued as compensation to Maxim Group LLC, Brooklyn LLC’s financial advisor (the “Financial Advisor”) for its services to Brooklyn LLC in connection with the Merger.

The purchase price of $8.2 million, which represents the consideration transferred in the Merger to stockholders of Brooklyn immediately before the Merger, was calculated based on the closing price of $5.40 per share for approximately 1,514,000 shares common stock that those stockholders owned on March 25, 2021 immediately prior to the Merger because that represented a more reliable measure of the fair value of consideration transferred in the Merger.

Under the acquisition method of accounting, the total purchase price has been allocated to the acquired tangible and intangible assets and assumed liabilities of Brooklyn based on their estimated fair values as of March 25, 2021, the Merger closing date. Because the consideration paid by Brooklyn LLC in the Merger is more than the estimated fair values of Brooklyn’s net assets deemed to be acquired, goodwill is equal to the difference of approximately $8.6 million, which has been calculated using the fair values of the net assets of Brooklyn as of March 25, 2021.

The allocation of the purchase price to the tangible and intangible assets acquired and liabilities deemed to be assumed from Brooklyn, based on their estimated fair values as of March 25, 2021, is as follows (in thousands):

	Historical Balance Sheet of Brooklyn at March 25, 2021	Fair Value Adjustment to Brooklyn Pre-Merger Assets	Price Purchase Allocation
Cash and cash equivalents	$148	$-	$148
Accounts receivable	103	-	103
Prepaid expense and other current assets	329	-	329
Property and equipment, net	1,015	-	1,015
Software development costs	1,296	(368)	928
Customers	-	548	548
Trade name	-	299	299
Accounts payable, accrued liabilities and other current
liabilities	(3,781)	-	(3,781)
Net assets acquired, excluding goodwill	$(890)	$479	$(411)

Total consideration	$8,178
Net assets acquired, excluding goodwill	(411)
Goodwill	$8,589

Brooklyn LLC was obligated under the Merger Agreement to have $10.0 million in cash and cash equivalents on its balance sheet at the effective time of the Merger. To ensure Brooklyn LLC had the required funds, certain beneficial holders of Brooklyn LLC’s Class A membership interests entered into contractual commitments to invest $10.0 million into Brooklyn LLC immediately prior to the closing of the Merger. During March 2021, Brooklyn offered its Class A unit holders an additional 5% rights offering for an additional $0.5 million to be raised by a rights offering. Brooklyn received funds from the rights offering between February 17, 2021 and April 5, 2021.

Disposition

On March 26, 2021, Brooklyn sold its rights, title and interest in and to the assets relating to the business it operated (under the name NTN Buzztime, Inc.) prior to the Merger to eGames.com in exchange for a purchase price of $2.0 million and assumption of specified liabilities relating to that business. The sale was completed in accordance with the terms of the Asset Purchase Agreement. Details of the Disposition are as follows (in thousands):

Proceeds from sale:
Cash	$132
Escrow	100
Assume advance/loans	1,700
Interest on advance/loans	68

Carrying value of assets sold:
Cash and cash equivalents	(14)
Accounts receivable	(75)
Prepaids and other current assets	(124)
Property and equipment, net	(1,014)
Software development costs	(927)
Customers	(548)
Trade name	(299)
Goodwill	(8,589)
Other assets	(103)

Liabilities transferred upon sale:
Accounts payable and accrued expenses	113
Obligations under finance leases	17
Lease liability	26
Deferred revenue	55
Other current liabilities	149

Transaction costs	(265)

Total loss on sale of assets	$(9,598)

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

As consideration for the Acquisition, Brooklyn paid $22.9 million in cash and delivered approximately 7,022,000 shares of common stock, which under the terms of the Acquisition Agreement, were valued at a total of $102.0 million based on an agreed upon price of $14.5253 per share. At the date of issuance, the fair value of the shares were approximately $58.6 million.

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

In connection with the Acquisition, the co-founders of Novellus, Ltd. entered into lock-up agreements with respect to approximately 3,378,000 of the shares of common stock received in the Acquisition, and Brooklyn’s Chairman of the Board of Directors (the “Board”) and its Chief Executive Officer and President entered into identical lock-up agreements with respect to their current holdings of Brooklyn stock. Each lock-up agreement extends for a period of three years, provided that up to 75% of the shares of common stock subject to the lock-up agreement may be released from the lock-up restrictions earlier if the price of common stock on the Nasdaq exceeds specified thresholds. The lock-up agreements include customary exceptions for transfers during the applicable lock-up period.

The Company expects the Acquisition will advance its evolution into a platform company with a pipeline of next generation engineered cellular, gene editing and cytokine programs. In addition, the acquisition of Novellus, Ltd. builds on the License Agreement. (See Note 8). The completion of the acquisition of Novellus, Ltd. relieved Brooklyn LLC from potential obligations to pay Novellus, Ltd. certain upfront fees, clinical development milestone fees and post-registration royalties under the License Agreement. The agreement with Factor Bioscience Limited (“Factor”) under the License Agreement, which grants Brooklyn LLC exclusive rights to develop certain next-generation mRNA gene editing and cell therapy products, remained unchanged.

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

Brooklyn paid $22.9 million in cash, net of cash acquired, as part of the consideration for the Acquisition, of which $1.0 million was paid in cash for the investment in NoveCite. Brooklyn also issued approximately 7,022,000 shares of the Company’s common stock, of which approximately 3,644,000 shares are unrestricted and 3,378,000 shares are subject to the three-year lockup. The unrestricted shares were valued at $10.05 per share, which was the closing price of Brooklyn’s common stock on July 16, 2021. The fair value of the restricted shares was discounted by approximately 35% to $6.53 per restricted share, which was derived from the average discount rate between the Black Scholes and Finnerty valuation models. The resulting fair value of the asset acquired is as follows (in thousands):

Fair Value of Consideration
Cash paid	$22,882
Cash acquired	(28)
Unrestricted shares	36,628
Restricted shares	22,056
Total fair value of consideration paid	81,538
Less amount of cash paid for NoveCite investment	(1,000)
Fair value of IPR&D acquired	$80,538

IPR&D that is acquired through an asset purchase that has no alternative future uses and no separate economic values from its original intended purpose is expensed in the period the cost is incurred. Accordingly, the Company expensed the fair value of the IPR&D during the third quarter of 2021 in the amount of $80.5 million.

Investment in NoveCite

As  a  result  of  the  Acquisition,  Brooklyn  acquired  and  currently  owns  25%  of  NoveCite  and  Citius Pharmaceuticals, Inc. (“Citius”) owns the remaining 75%. A member of the Company’s management holds one of three board seats on NoveCite’s board of directors. Citius’ s officers and directors hold the other two board seats. The Company is accounting for its interest in NoveCite under ASC Topic 323, Investments – Equity Method and Joint Ventures. The investment was recorded at cost, which was $1.0 million and is adjusted for the Company’s share of NoveCite’s earnings or losses, which are reflected in the accompanying condensed consolidated statement of operations. The investment may also reflect an equity loss in the event that circumstances indicate an other-than-temporary impairment. For the three months ended March 31, 2022, the Company recorded $0.6 million in losses from its investment in NoveCite, of which $0.5 million relates to NoveCite’s year ended December 31, 2021.

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

The following tables summarize the liabilities that are measured at fair value as of March 31, 2022 (in thousands).  There were no liabilities measured at fair value as of December 31, 2021:

	As of March 31, 2022
Description	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities - Pre-Funded Warrants	$-	$2,782	$-
Warrant liabilities - Common Warrants	-	-	10,533
Total	$-	$2,782	$10,533

On March 9, 2022, the Company issued pre-funded warrants exercisable for approximately 1,357,000 shares of common stock (the “Pre-Funded Warrants”) and warrants exercisable for approximately 6,857,000 shares of common stock (the “Common Warrants”) in connection with the PIPE Transaction (as defined below).  See Note 10 for more information related to the PIPE Transaction.

The Common Warrants and Pre-Funded Warrants were accounted for as liabilities under ASC 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”), as these warrants provide for a cashless settlement provision that does not meet the requirements of the indexation guidance under ASC 815-40.  These warrant liabilities were measured at fair value at inception and are then subsequently measured on a recurring basis, with changes in fair value presented within the Company’s statement of operations.

The Company uses a Black-Scholes option pricing model to estimate the fair value of the Common Warrants, which is considered a Level 3 fair value measurement.  Certain inputs used in this Black-Scholes pricing model may fluctuate in future periods based upon factors that are outside of the Company’s control.  A significant change in one or more of these inputs used in the calculation of the fair value may cause a significant change to the fair value of the Company’s warrant liabilities, which could also result in material non-cash gains or losses being reported in the Company’s consolidated statement of operations.

The estimated fair value of the Pre-Funded Warrants was deemed a Level 2 measurement as of March 31, 2022, as all significant inputs to the valuation model used to estimate the fair value of the Pre-Funded Warrants were directly observable from the Company’s publicly-traded common stock.

The fair values of the Common Warrants and the Pre-Funded Warrants at the issuance date totaled $12.6 million in the aggregate, which was $0.6 million more than the $12.0 million proceeds received in the PIPE Transaction.  The excess $0.6 million represents an inducement to the purchaser to enter into the PIPE Transaction and was recorded in warrant liabilities expense in the accompanying consolidated statement of operations.  Given the Company’s capital requirements and market conditions, the Company consummated this financing on market terms available at the time of the transaction.

The Company remeasured the fair value of the warrant liabilities as of March 31, 2022, and the following table presents the changes in the warrant liabilities from the issuance date (in thousands):

	Pre-Funded Warrants (Level 2)	Common Warrants (Level 3)	Total Warrant Liabilities
Fair value at January 1, 2022	$-	$-	$-
Fair value at March 9, 2022 (issuance date)	2,646	9,943	12,589
Change in fair value of warrant liabilities	136	590	726
Fair value at March 31, 2022	$2,782	$10,533	$13,315

5)	LEASES

The Company has operating leases for office and laboratory space in the borough of Manhattan in New York, New York and in Cambridge, Massachusetts, which expire in 2026 and 2028, respectively. On March 31, 2022, the Company entered into the Torrey Pines Science Center Lease in San Diego, California (the “San Diego Lease”) with Torrey Pines Science Center Limited Partnership for approximately 5,200 square feet of lab and office space. The term of the San Diego Lease is 62 months and the lease commencement date was April 19, 2022, which is the date the Company will record a right-of-use (“ROU) asset and corresponding operating lease liability. The San Diego Lease will expire in June 2027.

Base rent for the San Diego Lease is $6.35 per square foot in the first year of the San Diego Lease, with a rent abatement for the second and third full months of the first year. The base rent will increase by approximately 3% on each anniversary of the lease commencement date. The Company is also required to pay its share of operating expenses and property taxes. The San Diego Lease provides for a one-time option to extend the lease term for an additional five years at the then fair rental value.

On March 5, 2022, the Company entered into an Agreement to Assign Space Lease with Regen Lab USA LLC (“Regen”) pursuant to which the Company agreed to assign its Brooklyn, New York lease (the “Brooklyn Lease”) to Regen. The effective date of the assignment was contingent upon, among other things, a consent from BioBat, Inc. (the “Landlord”) to assign the Brooklyn Lease.  Additionally, Regen agreed to purchase certain equipment from the Company for $50,000, partly reimburse the Company $50,000 toward certain existing unamortized leasehold improvements, and to reimburse the Company for the existing security deposit the Company had under the Brooklyn Lease of approximately $63,000.

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

Notwithstanding the above assumptions by Regen, the Company shall be and remain liable and responsible for the due keeping, and full performance and observance, of all the provisions of the Brooklyn Lease on the part of the tenant to be kept, performed and observed. As a result of the Assignment Agreement, the Company wrote off the remaining ROU asset balance and the corresponding lease liability.

The Company accounts for leases under ASC 842, Leases. Operating leases are included in “Right-of use assets - operating leases” within the Company’s balance sheets and represent the Company’s right to use an underlying asset for the lease term. The Company’s related obligation to make lease payments are included in “Operating lease liabilities, non-current” and “Operating lease liabilities, current” within the Company’s balance sheets. ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Because the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rates based on the information available at the lease commencement date in determining the present value of lease payments. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet and are recognized as lease expense on a straight-line basis over the lease term.

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

During the three months ended March 31, 2022 and 2021, the net operating lease expenses were as follows (in thousands):

	Three months ended March 31,
	2022	2021
Operating lease expense	$186	$151
Sublease income	(21)	(21)
Variable lease expense	3	9
Total lease expense	$168	$139

The tables below show the beginning balances of the operating ROU assets and lease liabilities as of January 1, 2022 and the ending balances as of March 31, 2022, including the changes during the period (in thousands).

Operating Lease ROU Assets
Operating lease ROU assets at January 1, 2022	$2,567
Amortization of operating lease ROU assets	(102)
Write off of ROU asset due to lease termination	(1,372)
Operating lease ROU assets at March 31, 2022	$1,093

Operating Lease Liabilities
Operating lease liabilities at January 1, 2022	$2,723
Principal payments on operating lease liabilities	(103)
Write off of operating lease liability due to lease termination	(1,453)
Operating lease liabilities at March 31, 2022	1,167
Less non-current portion	1,018
Current portion at March 31, 2022	$149

As of March 31, 2022, the Company’s operating leases had a weighted-average remaining life of 5.8 years with a weighted-average discount rate of 10.23%. The maturities of the operating lease liabilities are as follows (in thousands):

As of March 31,
2022	$201
2023	270
2024	272
2025	274
2026	267
Thereafter	245
Total payments	1,529
Less imputed interest	(362)
Total operating lease liabilities	$1,167

6)	GOODWILL AND IN-PROCESS RESEARCH & DEVELOPMENT

In 2018, the Company acquired IRX, which was accounted for as a business combination. The Company recorded IPR&D in the amount of $6.0 million, which represents the fair value assigned to technologies that were acquired in connection with the IRX Acquisition and which have not reached technological feasibility and have no alternative future use. IPR&D assets acquired in a business combination are considered to be indefinite lived until the completion or abandonment of the associated research and development projects. If and when development is complete, which generally occurs upon regulatory approval, and the Company is able to commercialize products associated with the IPR&D assets, these assets are then deemed definite-lived and are amortized based on their estimated useful lives beginning at that point in time. If development is terminated or abandoned, the Company may have a full or partial impairment charge related to the IPR&D assets, calculated as the excess of carrying value of the IPR&D assets over fair value

The Company also recorded goodwill in the amount of $2.0 million related to the IRX Acquisition. Goodwill and indefinite-lived IPR&D assets are not amortized but are tested for impairment annually, or more frequently if the Company becomes aware of any events occurring or changes in circumstances that indicate that the fair value of the entity is less than its carrying values.

As of March 31, 2022, the Company performed a qualitative assessment to determine whether it is more likely than not that the fair value of the entity is less than its carrying value. Such qualitative factors include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant events. As a result of the qualitative assessment, the Company determined that due to the decline in the

Company’s stock price of $4.17 per share as of December 31, 2021 to $2.05 per share as of March 31, 2022, there were indications of impairment. Accordingly, the Company engaged a third-party valuation firm to perform a quantitative analysis to compare the entity’s carrying values to its fair value, the results of which showed that the entity’s fair value exceeded its carrying value and there was no impairment of the recorded goodwill or IPR&D.

7)	ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued compensation	$637	$656
Accrued research and development expenses	311	222
Accrued general and administrative expenses	1,436	371
Total accrued expenses	$2,384	$1,249

Accrued general and administrative expenses include $0.8 million for legal-related matters.

8)	COMMITMENTS AND CONTINGENCIES

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

Dhesh Govender v. Brooklyn Immunotherapeutics, LLC, et al., Index No. 650847/2021 (N.Y. Sup. Ct. N.Y. Cty. 2021)

On or about February 5, 2021, Dhesh Govender, a former short-term consultant of Brooklyn LLC, filed a complaint against Brooklyn LLC and certain individuals that plaintiff alleges were directors of Brooklyn LLC. The complaint is captioned, Dhesh Govender v. Brooklyn Immunotherapeutics, LLC, et al., Index No. 650847/2021 (N.Y. Sup. Ct. N.Y. Cty. 2021). Plaintiff alleges that Brooklyn LLC and certain of its officers and directors (“defendants”) engaged in unlawful and discriminatory conduct based on race, national origin and hostile work environment. Plaintiff also asserts various breach of contract, fraud and quantum meruit claims based on an alleged oral agreement pursuant to which he alleges Brooklyn LLC agreed to hire him as an executive once the Merger was completed. In particular, plaintiff alleges that, in exchange for transferring an opportunity to obtain an agreement to acquire a license from Novellus for its mRNA-based gene editing and cell reprogramming technology to Brooklyn LLC, he was promised a $0.5 million salary and 7% of the equity of Brooklyn LLC. Based on these and other allegations, plaintiff seeks damages of not less than $10 million, a permanent injunction enjoining Brooklyn LLC from exercising the option to acquire such license from Novellus or completing the proposed Merger. On or about February 19, 2021, an amended complaint was filed asserting the same causes of action but withdrawing the request for injunctive relief. On June 6, 2021, defendants filed a motion to compel arbitration or, in the alternative, for partial dismissal of the complaint for failure to state viable fraud, quantum meruit and employment discrimination claims. After obtaining extensions of time to respond, plaintiff opposed the defendants’ motion on August 9, 2021. The defendants filed their reply on September 3, 2021. The Court heard oral argument on the motion to compel arbitration and/or dismiss and the motion to seal on October 13, 2021. By Order dated November 10, 2021, the Court granted defendants’ motion to compel Govender to arbitrate all of his claims against them, based on the arbitration clause of his consulting agreement with Brooklyn LLC.  Govender thereafter filed his Statement of Claim (the “Demand”) with the American Arbitration Association (“AAA”), Case No. 01-21-0017-9417, on December 15, 2021 against the same defendants, and served it on defendants’ counsel on February 3, 2022. In his Demand, Govender continues to assert statutory discrimination claims against all defendants, claims against Brooklyn LLC premised on the breach of an alleged oral promise to issue Govender 7% of the equity of Brooklyn LLC and to employ Govender at a $0.5 million annual salary in exchange for allegedly arranging and negotiating the Novellus license, common law fraud claims against Brooklyn LLC and Cherington based on the breach of these same promises and a claim for quantum meruit against the Brooklyn LLC. In his Demand, Govender now claims that the fair and reasonable value of his services on the quantum meruit claim exceeded $100 million and is seeking damages in an amount to be determined at the hearing. Defendants filed an answering statement to the Demand on February 28, 2022 have selected a three-member arbitration panel. Defendants intend to vigorously defend themselves against these claims. At this stage in the litigation, the Company is not able to predict the probability of a favorable or unfavorable outcome.

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

On March 30, 2022, counsel to Emerald advised the Company that it was prepared to file suit against the Company, certain current and former directors of the Company, and the Company’s financial advisor in connection with the Merger, on behalf of Emerald and a class of similarly situated stockholders with respect to some or all of the foregoing matters, alleging claims for breach of fiduciary duty, conversion and aiding and abetting breach of fiduciary duty. Emerald’s counsel expressed a willingness to engage in private pre-suit early resolution discussions with the Company and its financial advisor on behalf of individual stockholders whom counsel represents in addition to Emerald; and the Company since engaged in such discussions. The Company can provide no assurance that such pre-suit early resolution discussions will be successful or that suit will not ultimately be filed against the Company, nor can the Company currently predict the outcome of any such suit, if filed. The Company intends to defend itself vigorously against any and all claims. Additionally, on April 7, 2022, the Company received a demand for indemnification from its financial advisor as it relates to the aforementioned potential lawsuit.

John Westman v. Novellus, Inc., Christopher Rohde, and Matthew Angel, Civil Action No. 2181CV01949 (Middlesex County (Massachusetts) Superior Court)

On or about September 7, 2021, John Westman, a former employee of Novellus, Inc. filed a Complaint in Middlesex County (Massachusetts) Superior Court against Novellus, Inc. and the company’s founders and former executives, Christopher Rohde and Matthew Angel (collectively, “Defendants”). The case includes allegations that Novellus, Inc. violated the Massachusetts Wage Act.. Brooklyn acquired Novellus, Inc. on July 16, 2021. Mr. Westman’s claims relate to alleged conduct that took place before Brooklyn acquired Novellus, Inc. Defense and liability in association with any Wage Act claims have been assumed by Mr. Rohde and Mr. Angel. On December 24, 2021, Westman dismissed the case without prejudice so the parties could mediate the matter. The parties’ February 2022 mediation was unsuccessful and the dispute is currently in arbitration.

The company accrued $0.8 million in legal-related expenses during the quarter ended March 31, 2022 for the matters discussed above.

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

Novellus, Ltd. and Factor

In December 2020, Brooklyn LLC entered into option agreements (the “Option Agreements”) with Novellus, Ltd. and Factor (together, the “Licensors”) to obtain the right to exclusively license the Licensors’ intellectual property and mRNA cell reprogramming and gene editing technology for use in the development of certain cell-based therapies to be evaluated and developed for treating human diseases, including certain types of cancer, sickle cell disease, and beta thalassemia (the “Licensed Technology”). The option was exercisable before February 28, 2021 (or April 30, 2021 if the Merger had not closed by that date) and required Brooklyn LLC to pay a non-refundable option fee of $0.5 million and then an initial license fee of $4.0 million (including the non-refundable fee of $0.5 million) in order to exercise the option.

In April 2021, Brooklyn LLC and the Licensors amended the Option Agreements to extend the exercise period to May 21, 2021 and to require Brooklyn, LLC to pay a total $1.0 million of the $4.0 million initial license fees to the Licensors by April 15, 2021.

In April 2021, Brooklyn LLC and the Licensors entered into an exclusive license agreement (the “License Agreement”) pursuant to which Brooklyn LLC acquired an exclusive worldwide license to the Licensed Technology. Under the terms of the License Agreement, Brooklyn LLC is obligated to pay the Licensors a total of $4.0 million in connection with the execution of the License Agreement, all of which was paid as of June 2021.

The completion of the acquisition of Novellus, Ltd. relieved Brooklyn LLC from potential obligations to pay Novellus, Ltd. certain upfront fees, clinical development milestone fees and post-registration royalties under the License Agreement. The agreement with Factor under the License Agreement, which grants Brooklyn LLC exclusive rights to develop certain next-generation mRNA gene editing and cell therapy products, remained unchanged. Accordingly, Brooklyn LLC is obligated to pay to Factor a fee of $3.5 million in October 2022, which will be in addition to a fee of $2.5 million paid to Factor in October 2021.

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

Novellus, Ltd. is required to use commercially reasonably efforts to achieve certain delineated milestones, including specified clinical development and regulatory milestones and specified commercialization milestones. In general, upon its achievement of these milestones, Novellus, Ltd. will be obligated, in the case of development and regulatory milestones, to make milestone payments of up to $51.0 million in aggregate to Factor and, in the case of commercialization milestones, specified royalties with respect to product sales, sublicense fees or sales of pediatric review vouchers. In the event Novellus, Ltd. fails to timely achieve certain delineated milestones, Factor may have the right to terminate Novellus, Ltd.’s rights under provisions of the License Agreement relating to those milestones.

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

9)	STOCK-BASED COMPENSATION

Stock Options

There were no stock options outstanding or granted during the three months ended March 31, 2021. The following weighted-average assumptions were used for stock options granted during the three months ended March 31, 2022:

Three months ended March 31, 2022
Weighted average risk-free rate	1.92%
Weighted average volatility	93%
Dividend yield	0%
Expected term	5.78 years

The following table summarizes stock option activity for the three months ended March 31, 2022:

	Outstanding Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding January 1, 2022	3,988,000	$8.40	9.38	$-
Granted	1,258,000	2.10	-	-
Cancelled	(67,000)	5.94	-
Outstanding March 31, 2022	5,179,000	$6.90	9.32	$134,000

Options vested and exercisable at March 31, 2022	10,000	$10.26	9.75	$-

The per-share weighted average grant-date fair value of stock options granted during the three months ended March 31, 2022 was $1.58.

As of March 31, 2022, the unamortized stock-based compensation expense related to outstanding unvested options was approximately $18.5 million with a weighted average remaining requisite service period of 3.06 years. The Company expects to amortize this expense over the remaining requisite service period of these stock options.

Included in the 5,179,000 stock options outstanding as of March 31, 2022 are two stock option grants the Company awarded to Howard J. Federoff, M.D., Ph.D. upon his appointment as the Company’s Chief Executive Officer and President in April 2021.

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

Dr. Federoff was also granted a performance-based nonqualified stock option covering approximately 597,000 shares of common stock (the “Milestone Option”). The Milestone Option was granted at a per share exercise price equal to the closing price of common stock on the NYSE American stock exchange on the date of grant, and its fair value is $4.3 million. The Milestone Option will fully vest upon the first concurrence by the U.S. Food and Drug Administration that a proposed investigation may proceed following review of a Company filed investigational new drug application in connection with that the License Agreement. This milestone is subject to Dr. Federoff’s continuous service with the Company through such vesting date. As of March 31, 2022, the Company has not recognized any stock-based compensation expense on the Milestone Option because the Company has determined that it is not yet probable that the performance milestone will be accomplished.

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

There were no options exercised during the three months ended March 31, 2022 and 2021.

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

There were no RSUs outstanding or granted during the three months ended March 31, 2021. The following table summarizes RSU activity for the three months ended March 31, 2022:

	Outstanding Restricted Stock Units	Weighted Average Fair Value per Share
January 1, 2022	240,000	$13.80
Granted	1,101,000	1.93
Released	(9,000)	4.21
Cancelled	(9,000)	4.21
March 31 2022	1,323,000	$4.05

Balance expected to vest at March 31, 2022	772,000

During the three months ended March 31, 2022, the Company issued approximately 1,101,000 performance based RSUs (the “2022 PSUs”) to its employees, of which approximately 414,000 were awarded to Dr. Federoff. The 2022 PSUs are subject to the achievement of four performance goals, which are weighted equally. Once a performance goal is achieved, the tranche of shares allocated to that performance goal will be earned and will begin to vest over a three-year annual basis beginning on the date the performance goal was achieved. If a performance goal is not achieved, the tranche of shares allocated to that performance goal will be unearned and forfeited.

The Company recognizes the fair value of RSUs granted as expense on a straight-line basis over the requisite service period. For performance based RSUs, the Company will begin recognizing the expense once the achievement of the related performance goal is probable. As of March 31, 2022, the unamortized stock-based compensation expense related to outstanding RSUs, including performance based RSUs that have been deemed probable, was approximately $3.6 million with a weighted average remaining requisite service period of 2.59 years. The Company expects to amortize this expense over the remaining requisite service period of the RSUs.

Restricted Stock

Pursuant to the Merger, Brooklyn LLC’s approximately 3,000 outstanding restricted common units were exchanged for approximately 630,000 shares of Brooklyn’s restricted common stock. There were no changes to any conditions and requirements of the restricted common stock. The shares vest quarterly beginning on March 31, 2021 and continuing through December 31, 2022, contingent on continued service. Due to the modification of the restricted common units, the fair value of the restricted common stock immediately after the Merger was compared to the fair value of the restricted common units immediately prior to the Merger, and the change in fair value of $0.3 million was recognized in the statement of operations during the three months ended March 31, 2021. The Company recognizes the fair value of restricted common stock as an expense on a straight-line basis over the requisite service period. During the quarter ended March 31, 2022, approximately 78,000 shares of unvested restricted common stock were forfeited due to the holders of such shares no longer providing services to the Company. As of March 31, 2022, there were no shares of unvested restricted stock outstanding.

Stock-Based Compensation Expense

Stock-based compensation is recorded in general and administrative expense and research and development expense in the statement of operations. For the three months ended March 31, 2022 and 2021, stock-based compensation expense recorded in general and administrative expense was $0.8 million and $17,000, respectively. For both of the three months ended March 31, 2022 and 2021, stock-based compensation expense recorded in research and development expense was $0.4 million.

10)	STOCKHOLDERS’ EQUITY

Private Placement of Equity

On March 6, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an investor (the “PIPE Investor”) providing for the private placement (the “PIPE Transaction”) to the PIPE Investor of approximately 6,857,000 units (collectively, the “Units”), each Unit consisting of (i) one share of the Company’s common stock (or, in lieu thereof, one pre-funded warrant (the “Pre-Funded Warrants”) to purchase one share of common stock) and (ii) one warrant (the “Common Warrants”) to purchase one share of common stock, for an aggregate gross purchase price of approximately $12.0 million (the “Subscription Amount”). The PIPE Transaction closed on March 9, 2022.

Each Pre-Funded Warrant has an exercise price of $0.005 per share of common stock, was immediately exercisable, may be exercised at any time, has no expiration date and is subject to customary adjustments. The Pre-Funded Warrants may not be exercised if the aggregate number of shares of common stock beneficially owned by the holder thereof would exceed 9.99% immediately after exercise thereof. Upon the closing of the transaction, the Company issued 5,500,000 shares of common stock and issued Pre-Funded Warrants representing approximately 1,357,000 shares of common stock.

Each Common Warrant has an exercise price of $1.91 per share, becomes exercisable six months following the closing of the PIPE Transaction, expires five-and-one-half years from the date of issuance and is subject to customary adjustments. The Common Warrants may not be exercised if the aggregate number of shares of common stock beneficially owned by the holder thereof would exceed 4.99% immediately after exercise thereof, subject to increase to 9.99% at the option of the holder.

As of March 31, 2022, the Company had 6,857,000 Common Warrants outstanding with a weighted average exercise price of $1.91 per share and a weighted average contractual life of 5.45 years. As of March 31, 2022, the Company had 1,357,000 Pre-Funded Warrants outstanding with a weighted average exercise price of $0.005 per share. The Pre-Funded Warrants do not expire.

The Common Warrants and Pre-Funded Warrants were accounted for as liabilities under ASC 815-40, as these warrants provide for a cashless settlement provision that does not meet the requirements of the indexation guidance under ASC 815-40. These warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the statement of operations.

The fair values of the Common Warrants and the Pre-Funded Warrants at the issuance date totaled $12.6 million in the aggregate, which was $0.6 million more than the Subscription Amount. The excess $0.6 million represents an inducement to the PIPE Investor to enter into the transaction and was recorded in warrant liabilities expense in the accompanying consolidated statement of operations. Given the Company’s capital requirements and market conditions, the Company consummated this financing on market terms available at the time of the transaction.

The Company incurred fees of $1.0 million through March 31, 2022 related to the PIPE Transaction, which were allocated to the fair value of the Common Warrants and the Pre-Funded Warrants and recorded in other expense, net on the accompanying condensed consolidated statement of operations.

In connection with the PIPE Transaction, the Company and the PIPE Investor also entered into a registration rights agreement, dated March 6, 2022, pursuant to which the Company agreed to prepare and file a registration statement with the SEC no later than 15 days following the filing date of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”) to register the resale of the shares of common stock included in the Units and the shares of common stock issuable upon exercise of the Pre-Funded Warrants and the Common Warrants. The Company agreed to use its best efforts to have such registration statement declared effective as promptly as possible after the filing thereof, subject to certain specified penalties if timely effectiveness is not achieved. The Company filed the 2021 Annual Report on April 15, 2022 and the registration statement on April 29, 2022. The registration statement became effective on May 11, 2022.

Pursuant to the registration rights agreement, the Company is obligated to pay the PIPE Investor liquidated damages equal to 2% of the Subscription Amount per month, with a maximum aggregate payment of 12% of the Subscription Amount, in the event the PIPE Investor is not permitted to use the registration statement to resell the securities registered for resale thereunder for more than 10 consecutive calendar days or more than an aggregate of fifteen calendar days (which need not be consecutive calendar days) during any 12-month period.

On May 24, 2022, the Company provided the PIPE Investor with notice that it was not able to resell the securities registered for resale under the registration agreement because the Company had not timely filed this Quarterly Report on Form 10-Q (the “Q1 2022 10-Q”) with the SEC, and that the PIPE Investor could not use the registration statement to resell the related securities until the Company filed the Q1 2022 10-Q. Because the PIPE Investor was unable to use the registration statement for at least 10 consecutive calendar days, the Company accrued $0.2 million for the three months ended March 31, 2022 for the estimated contingent loss the Company expected to incur as a result of the late Q1 2022 10Q filing, which is recorded in other expense, net in the accompanying condensed consolidated statements of operations.

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

Merger

Under the terms of the Merger Agreement (see Note 3), on March 25, 2021, Brooklyn issued shares of common stock to the equity holders of Brooklyn LLC. The 87,000 Class A units of Brooklyn LLC were converted into approximately 22,275,000 shares of common stock; the 15,000,000 Class B units were converted into approximately 2,515,000 shares of common stock; the 10,000,000 Class C units were converted into approximately 1,676,000 shares of common stock; approximately 630,000 shares of common units were converted into approximately 630,000 shares of common stock, and 10,500,000 rights options were converted into approximately 11,828,000 shares of common stock. Brooklyn also issued approximately 1,068,000 shares of common stock to the Financial Advisor pursuant to the Merger Agreement.

11)	EARNINGS PER SHARE

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period including the weighted average effect of the Pre-Funded Warrants the Company issued in connection with the PIPE Transaction, the exercise of which requires little or no consideration for the delivery of shares of common stock. The Company determined that the exercise of the Pre-Funded Warrants requires nominal consideration for the delivery of shares of common stock, and as such, has considered the 1,357,000 shares underlying the Pre-Funded Warrants to be outstanding effective on March 9, 2022 for the purposes of calculating basic EPS. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding (including the weighted average effect of the Pre-Funded Warrants) plus dilutive securities. Stock options, RSUs, warrants and other convertible securities are considered potential common shares and are included in the calculation of diluted net loss per share using the treasury method when their effect is dilutive. Diluted net loss per share is the same as basic net loss per share in periods where the effect of potentially dilutive shares of common stock are antidilutive. The following table presents the amount of stock options, RSUs, warrants and convertible preferred stock that were excluded from the computation of diluted net loss per common share for three months ended March 31, 2022 and 2021, as their effect was anti-dilutive:

	Three months ended March 31,
	2022	2021
Stock options	5,179,000	-
RSUs	1,323,000	-
Warrants	6,857,000	-
Preferred stock converted into common stock	48,000	42,000
Total potential common shares excluded from computation	13,407,000	42,000

12)	RECENT ACCOUNTING PRONOUNCEMENTS

There were no recent accounting pronouncements issued during the three months ended March 31, 2022 that would have impacted the Company’s financial statements or operations.

13)	SUBSEQUENT EVENT

On May 24, 2022, Dr. Federoff resigned as the Company’s Chief Executive Officer and President effective May 26, 2022, and the Board appointed Dr. Matthew Angel as the Company’s interim Chief Executive Officer.

In connection with Dr. Federoff’s resignation, the Company entered into a Separation Agreement and General Release with Dr. Federoff (the “Separation Agreement”), pursuant to which Dr. Federoff resigned from his positions as Chief Executive Officer and as an officer, director and employee of the Company and all subsidiaries. Dr. Federoff’s resignation from the Board was not due to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. In consideration for Dr. Federoff’s execution of the Separation Agreement and non-revocation of a waiver and release of claims relating thereto, Dr. Federoff is entitled to the following benefits under the Separation Agreement:

•	a lump sum cash severance benefit in the amount of $0.2 million, representing Dr. Federoff’s target bonus for 2022;

•
payment of Dr. Federoff’s annual base salary for a period of twelve months after the expiration of the applicable revocation period (the “Separation Period”), for a total gross amount equal to $0.5 million;

•	payment of Dr. Federoff’s premiums for continued health benefits provided under COBRA for the Separation Period;

•
full acceleration of the vesting of all outstanding options (with the exception of the Milestone Options) that would have vested during the Separation Period, and such options, together with outstanding options that vested prior to the Separation Date, representing collectively 1,420,095 shares of common stock, may be exercised for a period of thirty-six months after the Separation Date;

•
acceleration and vesting of 25/36th of the Milestone Options, representing collectively 414,759 shares of common stock, may be exercised for a period of thirty-six months after the Separation Date; and

•
a lump sum cash severance benefit in the amount of $0.1 million, representing the value Dr. Federoff would have received if he was entitled to receive a settlement of a pro rata portion of his performance restricted stock units through the expiration of the Separation Period, assuming the performance metrics were waived and assuming a per share value of $0.81.

The Separation Agreement also includes certain other customary representations, warranties and covenants of Dr. Federoff, and provides for reimbursement of certain expenses incurred by Dr Federoff. The Separation Agreement supersedes all other agreements or arrangements between Dr. Federoff and the Company regarding the subject matter of the agreement, including those with respect to severance payments and benefits.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read this discussion together with the unaudited interim condensed consolidated financial statements, related notes, and other financial information included elsewhere in this Quarterly Report on Form 10-Q together with our audited consolidated financial statements, related notes, and other information contained in the Form 10-K/A filed with the Securities and Exchange Commission (the “SEC”) on June 30, 2022 (the “10-K/A”), as well as the information contained in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Original 10-K”), filed with the SEC on April 15, 2022, to the extent the information contained in the Original 10-K was not superseded by the information contained in the 10-K/A. The following discussion contains assumptions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors,” in Part I, Item 1A of the 10-K/A and as described from time to time in our other filings with the SEC. These risks could cause our actual results to differ materially from those anticipated in these forward-looking statements.

Overview

We are a biopharmaceutical company utilizing our mRNA technology platform, including mRNA-based cell reprogramming and gene editing technologies, to create next generation mRNA, gene-editing and cell therapies, including iPSC therapies for multiple therapeutic indications.  Our mRNA technology platform, which includes novel lipid nanoparticles (“LNPs”) for mRNA delivery and targeted transgene insertion, was acquired through a license with Factor Bioscience Limited, or Factor, and through our acquisition of Novellus, Inc. and Novellus, Ltd. in July 2021, which we refer to as the Acquisition.  We are also evaluating our strategy for IRX-2, a novel cytokine-based therapy, to treat patients with cancer.

Acquisition of Novellus

On July 16, 2021, we acquired Novellus, Inc. and Novellus, Inc.’s wholly owned subsidiary, Novellus, Ltd. Brooklyn also acquired 25.0% of the total outstanding equity interests of NoveCite, Inc.  As consideration for the Acquisition, we paid $22.9 million in cash and delivered 7,022,000 shares of common stock, which under the terms of the Acquisition Agreement, were valued at a total of $102.0 million based on an agreed upon price of $14.5253 per share.  At the date of issuance, the fair value of the shares were approximately $58.7 million.

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

Unlike existing recombinant IL2 therapies, IRX-2 is derived from human blood cells. We believe this may promote better tolerance, broader targeting and a natural molecular conformation leading to greater activity, and may permit low physiologic dosing, rather than the high doses needed in other existing IL2 therapies.  Enrollment in the ongoing Phase 2b INSPIRE trial, or the INSPIRE trial, has been completed, with top-line data estimated to be available by the third quarter of 2022.  Once INSPIRE trial data are released, we plan to use those results in addition to data from the other clinical trials in the program to evaluation our strategy with IRX-2.

Impact of COVID-19 Pandemic

The development of our product candidates has been, and could continue to be, disrupted and materially adversely affected by past and continuing impacts of the COVID-19 pandemic. This is largely a result of measures imposed by the governments and hospitals in affected regions, businesses and schools were suspended due to quarantines intended to contain this outbreak. The spread of COVID-19 from China to other countries resulted in the Director General of the World Health Organization declaring COVID-19 a pandemic in March 2020. Despite progress in vaccination efforts, the longer-term impact of the COVID-19 pandemic on our development plans and on the ability to conduct our clinical trials remains uncertain and cannot be predicted with confidence. COVID-19 could continue to disrupt production and cause delays in the supply and delivery of products used in our operations, may affect our operations, including the conduct of clinical studies, or the ability of regulatory bodies to grant approvals or supervise our candidates and products, may further divert the attention and efforts of the medical community to coping with the COVID-19 and disrupt the marketplace in which we operate and may have a material adverse effects on our operations. COVID-19 may also affect our employees and employees and operations at suppliers that may result in delays or disruptions in supply. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock. Additionally, if the COVID-19 pandemic has a significant impact on our business and financial results for an extended period of time, our liquidity and cash resources could be negatively impacted. The extent to which the COVID-19 pandemic and ongoing global efforts to contain its spread will impact our operations will depend on future developments, which are highly uncertain, and include the duration, severity and scope of the pandemic and the actions taken to contain or treat the COVID-19 pandemic. Further, the specific clinical outcomes, or future pandemic related impacts of emerging COVID-19 variants cannot be reliably predicted.

Engineered Cellular and Genetic Medicines

We are advancing our gene-editing and cell therapy technology in oncology, blood disorders and monogenic disorders through a license with Factor and through the Acquisition of Novellus, Inc. and Novellus, Ltd. in July 2021. We expect that the first-generation product candidates resulting from the Acquisition will be derived from unedited (that is, not gene modified), induced pluripotent stem cells (“iPSC”)-derived allogeneic mesenchymal stem cells (“iMSC”). We expect to begin preclinical development of iMSC for clinical indications for which inhibiting inflammation and/or supporting recovery of bone marrow stromal cells is required. The prior work of Novellus and NoveCite with iMSC shows evidence for preclinical efficacy in inflammatory conditions (for example, acute respiratory distress syndrome, or ARDS). Interactions with the FDA provided guidance on Chemistry, Manufacturing and Controls (“CMC”), and manufacturing plans, which will be undertaken in a similar manner for additional iMSC applications. We expect that second generation iMSC products will involve gene editing, for which we anticipate using the stepwise addition of genes provided by the in-licensed Factor Bioscience gene editing machinery, NoveSlice, to efficiently place genes and regulatory sequences into safe harbor locations. Development of processes to advance CMC and manufacturing will follow the experience from first generation iMSC products. We expect clinical indications for gene-modified iMSC will include solid tumors and other conditions associated with episodic and/or chronic inflammation.  We are also exploring opportunities to advance in vivo gene therapies for monogenic and other diseases by combining the NoveSlice gene editing technology in combination with ToRNAdoTM, the in-licensed LNP technology.

Recent Developments

PIPE Transaction

On March 6, 2022, we entered into a Securities Purchase Agreement with an investor (the “PIPE Investor”) providing for the private placement (the “PIPE Transaction”) to the PIPE Investor of approximately 6,857,000 units (the “Units”), each of  which consisted of (i) one share of our common stock (or, in lieu thereof, one pre-funded warrant (the “Pre-Funded Warrants”) to purchase one share of common stock) and (ii) one warrant (the “Common Warrants”) to purchase one share of common stock, for an aggregate purchase price of approximately $12.0 million (the “Subscription Amount”). The PIPE Transaction closed on March 9, 2022. We incurred fees of $1.0 million through March 31, 2022 related to the PIPE Transaction.

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

The Common Warrants and Pre-Funded Warrants were accounted for as liabilities under ASC 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity, as these warrants provide for a cashless settlement provision that fails the requirement of the indexation guidance under ASC 815-40.  The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the statement of operations.

The fair values of the Common Warrants and the Pre-Funded Warrants at the issuance date totaled $12.6 million in the aggregate, which was $0.6 million more than the Subscription Amount.  The excess $0.6 million represents an inducement to the PIPE Investor to enter into the PIPE Transaction and was recorded in warrant liabilities expense in the accompanying consolidated statement of operations.

In connection with the PIPE Transaction, we and the PIPE Investor also entered into a registration rights agreement, dated March 6, 2022, pursuant to which we agreed to prepare and file a registration statement with the Securities and Exchange Commission (the “SEC”) to register the resale of the shares of common stock included in the Units and the shares of common stock issuable upon exercise of the Pre-Funded Warrants and the Common Warrants. We agreed to use our best efforts to have such registration statement declared effective as promptly as possible after the filing thereof, subject to certain specified penalties if timely effectiveness is not achieved.  We filed such registration statement on April 29, 2022, which became effective on May 11, 2022.

Pursuant to the registration rights agreement, we are obligated to pay the PIPE Investor liquidated damages equal to 2% of the Subscription Amount per month, with a maximum aggregate payment of 12% of the Subscription Amount, in the event the PIPE Investor is not permitted to use the registration statement to resell the related securities for more than 10 consecutive calendar days or more than an aggregate of fifteen calendar days (which need not be consecutive calendar days) during any 12-month period.

On May 24, 2022, we provided the PIPE Investor with notice that it was not able to resell the securities under the registration agreement because we did not timely file this Quarterly Report on Form 10-Q (the “Q1 2022 10-Q”) with the SEC, and that the PIPE Investor could not use the registration statement to resell the related securities until we filed the Q1 2022 10-Q.  Because the PIPE Investor was unable to use the registration statement for at least 10 consecutive calendar days, we accrued $0.2 million during the three months ended March 31, 2022 for the estimated contingent loss we expect to incur as a result of the late Q1 2022 10Q filing, which is recorded in other expense, net in the accompanying condensed consolidated statements of operations.

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

Results of Operations

Comparison of Three Months Ended March 31, 2022 and 2021

	Three months ended March 31,
	2022	2021	Change
	(in thousands)
Operating expenses:
Research and development	$1,782	$1,533	249
General and administrative	4,514	1,623	2,891
Transaction costs	-	5,765	(5,765)
Total operating expenses	6,296	8,921	(2,625)

Loss from operations	(6,296)	(8,921)	2,625

Other expense, net:
Loss on sale of NTN assets	-	(9,598)	9,598
Warrant liabilities expense	(1,322)	-	(1,322)
Loss on non-controlling investment	(615)	-	(615)
Other expense, net	(1,142)	(3)	(1,139)
Total other expense, net	(3,079)	(9,601)	6,522

Loss before income taxes	(9,375)	(18,522)	9,147
Provision for income taxes	-	-	-

Net loss	$(9,375)	$(18,522)	$9,147

Revenues

We had no revenues for the three months ended March 31, 2022 or 2021.

Research and Development Expenses

	Three months ended March 31,
	2022	2021	Change
	(in thousands)
Payroll-related	$1,383	$863	$520
Clinical trials	230	435	(205)
Other expenses, net	169	235	(66)
Total research and development expenses	$1,782	$1,533	$249

For the three months ended March 31, 2022, our research and development expenses increased primarily due to increased headcount, offset by a decrease in clinical trial expense and other miscellaneous research and development expenses when compared to the same period in 2021.

On January 3, 2022, we completed a reduction in our workforce (the “Reduction”), involving eight research and development employees (53% of our workforce at that time). We believe the Reduction will enable us to better align our workforce with the needs of our business and focus more of our capital resources on our cell therapy and gene editing platform.. In connection with the Reduction, we incurred approximately $0.5 million for severance and termination-related costs, which we recorded during the first quarter of 2022.

General and Administrative Expenses

	Three months ended March 31,
	2022	2021	Change
	(in thousands)
Stock-based compensation	$761	$17	$744
Payroll-related	749	33	716
Insurance	367	33	334
Professional fees	1,198	1,256	(58)
Loss on disposal of fixed assets	271	-	271
Other expenses, net	1,168	284	884
Total general and administrative expenses	$4,514	$1,623	$2,891

The increase in general and administrative expense for the three months ended March 31, 2022 was primarily related to non-cash stock-based compensation expense from increased equity awards, increased headcount, increased premiums for public company insurance policies, increased other expenses, net, primarily due to legal-related matters, and losses on the disposal of fixed assets when compared to the same period in 2021.

Transaction Costs

The $5.8 million in transaction costs during the three months ended March 31, 2021 related to the issuance of common stock to Brooklyn LLC’s financial advisor upon consummation of the Merger, and there were no comparable transaction costs for the three months ended March 31, 2022.

Loss on Sales of NTN Assets

The $9.6 million loss on the sale of NTN assets for the three months ended March 31, 2021 was incurred when we completed the Disposition, and there was no comparable loss on sale for the three months ended March 31, 2022.

Warrant Liabilities Expense

The $1.3 million of warrant liabilities expense is includes (1) $0.6 million related to the excess fair value of the Common Warrants and Pre-Funded Warrant issued in connection with the PIPE Transaction over the $12.0 million gross proceeds received and (2) the change in the aggregate fair value of the Common Warrants and Pre-Funded Warrants of approximately $0.7 million from the March 9, 2022 issuance date to March 31, 2022.  There was no comparable expense for the three months ended March 31, 2021.

Loss on Non-Controlling Investment

The $0.6 million of loss on non-controlling investment, of which $0.5 million relates to the prior year, is related to our 25% share of NoveCite’s earnings or losses.  We account for our investment in NoveCite under the equity method.  There was no comparable expense for the three months ended March 31, 2021.

Other Expense, Net

	Three months ended March 31,
	2022	2021	Change
	(in thousands)
PIPE transaction fees	$(992)	$-	$(992)
Liquidated damages	(240)	-	(240)
Interest expense, net	(1)	(14)	13
Other (expense) income , net	91	11	80
Total other expense, net	$(1,142)	$(3)	$(1,139)

For the three months ended March 31, 2022, we recognized an increase in other expense, net of approximately $1.4 million compared to the same period in 2021, primarily as a result of $1.0 million of other expense related to fees allocated to the PIPE Transaction, which was allocated to the warrants issued in connection with the transaction. Additionally, we accrued for a loss for the estimated liquidated damages we expected to incur as a result of not timely filing the Q1 2022 10Q with the SEC.  These increases in expense were offset by a decrease in interest expense of $13,000 for the three months ended March 31, 2022 when compared to the same period in 2021 due to the payoff of certain long-term debt at December 31, 2021.

Liquidity and Capital Resources

At March 31, 2022, we had cash and cash equivalents of approximately $23.5 million. On March 9, 2022, we issued 5,500,000 shares of common stock and Pre-Funded Warrants representing approximately 1,357,000 shares of common stock for net proceeds of approximately $11.0 million in connection with the PIPE Transaction.  Pursuant to the purchase agreement entered into in respect of the PIPE Transaction, we are prohibited from issuing equity in variable rate transactions for a period of one-year following consummation of the PIPE Transaction, including issuing equity under the Second Purchase Agreement.

We have to date incurred operating losses, and we expect these losses to increase in the future as we expand our product development programs and operate as a publicly traded company.  Developing product candidates, conducting clinical trials and commercializing products are expensive, and we will need to raise substantial additional funds to achieve our strategic objectives. It will likely be some years before we obtain the necessary regulatory approvals to commercialize one or more of our product candidates. Based on our current financial condition and forecasts of available cash, including as mentioned above, we believe we do not have sufficient funds to fund our operations for the next twelve months from the filing of the financial statements contained in this Q1 2022 10-Q. There can be no assurance that we will ever be in a position to commercialize IRX-2 or any other product candidate we may acquire, or that we will obtain any additional financing that we require in the future or, even if such financing is available, that it will be obtainable on terms acceptable to us.

In that regard, our future funding requirements will depend on many factors, including:

•	the terms and timing of any collaborative, licensing and other agreements that we may establish;

•	the cost and timing of regulatory approvals;

•	the cost and delays in product development as a result of any changes in regulatory oversight applicable to our products;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the effect of competition and market developments;

•	the cost of filing and potentially prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the scope, rate of progress and cost of our clinical trials and other product development activities; and

•	future clinical trial results.

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

Sources of Funds

PIPE Transaction

On March 9, 2022, we issued 5,500,000 shares of common stock, Pre-Funded Warrants exercisable for approximately 1,357,000 shares of common stock and Common Warrants exercisable for approximately 6,857,000 shares of common stock for net proceeds of approximately $11.0 million in connection with the PIPE Transaction.  Pursuant to the purchase agreement entered into in respect of the PIPE Transaction, we are prohibited from issuing equity in variable rate transactions for a period of one-year following consummation of the PIPE Transaction, including issuing equity under the Second Purchase Agreement.

Equity Securities

As a condition to the closing of the Merger, we were required to have at least $10.0 million in cash and cash equivalents at the effective time of the Merger. In furtherance of, and prior to, the Merger, certain of our members entered into agreements pursuant to which those members purchased units of Brooklyn LLC for an aggregate purchase price of $10.5 million during the three months ended March 31, 2021.

Disposition.

On March 26, 2021, we completed the Disposition, in which we sold to eGames.com our rights, title and interest in and to the assets relating to the business we operated prior to the Merger under the name “NTN Buzztime, Inc.” in exchange for eGames.com’s payment of a purchase price of $2.0 million and assumption of specified liabilities relating to such pre-Merger business.

Uses of Funds

Net Cash Used in Operating Activities.

Our operations used $5.4 million during the three months ended March 31, 2022 compared to $3.4 million in the comparable period. Our results for the quarter ended March 31, 2022 include approximately $1.0 million of fees incurred through March 31, 2022 related to the PIPE Transaction.  These fees were allocated to the fair value of the Common Warrants and the Pre-Funded Warrants and recorded in other expense, net on the accompanying condensed consolidated statements of operations.

Our cash use for operating activities is influenced by the level of our net loss and the amount of cash we invest in personnel and technology development to support anticipated growth in our business.

License Obligations.

We are obligated to pay certain amounts to Factor pursuant to the license agreement we entered into in April 2021, including $3.5 million in October 2022.  The license agreement also provides for milestone payments and royalties on the net sale of product developed under the license agreement.

Lease Obligations.

We are obligated to pay approximately $0.7 million per year for our facilities leases, subject to annual increases and to a sharing of common area expenses with other tenants in the building. The leases expire at varying times between December 2026 and June 2028.

Critical Accounting Policies and Estimates

There were no significant changes in our critical accounting estimates during the three months ended March 31, 2022 from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the 10-K/A.

Recent Accounting Pronouncements

There were no recent accounting pronouncements issued during the three months ended March 31, 2022 that would have impacted our financial statements or operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Under the rules and regulations of the SEC, as a smaller reporting company we are not required to provide the information otherwise required by this item.

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

In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we were required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as of the end of the period covered by this Q1 2022 10-Q under the supervision, and with the participation, of our management, including our interim Chief Executive Officer and President (who serves as our principal executive officer) and our Chief Financial Officer (who serves as our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures.

Based on that evaluation, our interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Q1 2022 10-Q in providing reasonable assurance of achieving the desired control objectives due primarily to the material weaknesses discussed below.

Management’s Plan for Material Weaknesses in Internal Control over Financial Reporting

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

Additionally, we were unable to timely file our Q1 2022 10Q with the SEC due to identifying errors in our financial statements reported in the Original 10-K for the years ended December 31, 2021 and 2020 during our preparation of the financial statements for the quarter ended March 31, 2022.  Management concluded that the errors were the result of accounting personnel’s’ lack of technical proficiency in complex matters.   We filed Form 10-K/A for the years ended December 31, 2021 and 2020 on June 30, 2022 to correct the errors in our financial statements for the years ended December 31, 2021 and 2020 and for the quarters ended June 30, 2020, September 30, 2020, March 31, 2021, June 30, 2021 and September 30, 2021.  See the Form 10-K/A for further detail on the restatement.

Management plans to implement measures designed to ensure that the deficiencies contributing to the ineffectiveness of our internal controls over financial reporting are promptly remediated, such that the internal controls are designed, implemented and operating effectively. The remediation actions planned include:

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

•	providing additional training to accounting personnel; and.

•	consulting with an accounting advisor for technical, complex and non-recurring matters.

We are committed to developing a strong internal control environment, and we believe the remediation efforts that we have implemented and will implement will result in significant improvements in our control environment. We hired our Vice President of Finance in the second quarter of 2021 to oversee all accounting and financial reporting matters, including implementing a framework for internal controls over financial reporting, and we hired a full-time controller at the beginning of 2022. Also, during the fourth quarter of 2021, we engaged a third-party consulting firm with expertise in implementing the framework for internal controls over financial reporting, and we are making progress on developing this framework, including identifying key controls, creating process narratives or flowcharts, developing test plans, and beginning the testing of the key controls to ensure the framework is complete and effective. Our management will continue to monitor and evaluate the relevance of our risk-based approach and the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary.

Changes in Internal Control over Financial Reporting

Other than described above, there was no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

This information is set forth under “Note 8—Commitments and Contingencies—Legal Matters” to the condensed consolidated financial statements included in this Q1 2022 10-Q and is incorporated in this Item 1 by reference.

From time to time we may become involved in legal proceedings arising in the ordinary course of business. Except as described above, we do not believe there is any litigation pending that could have, individually or in the aggregate, a material adverse effect on our results of operations, financial condition or cash flows.

Item 1A.	Risk Factors.

An investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described under Item 1A of Part I of the 10-K/A, together with all other information contained or incorporated by reference in this Q1 2022 10-Q. If any of the risks described in this Q1 2022 10-Q or in the 10-K/A occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. Under these circumstances, the trading price of our common stock could decline, and you may lose all or part of your investment. As of the date of this Q1 2022 10-Q, we do not believe that there have been any material changes to the risk factors previously disclosed in the 10-K/A except as follows:.

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability, an ongoing military conflict between Russia and Ukraine, and record inflation. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine, geopolitical tensions, or record inflation.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. In February 2022, a full-scale military invasion of Ukraine by Russian troops began. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine has led to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, which has contributed to record inflation globally. We are continuing to monitor inflation, the situation in Ukraine and global capital markets and assessing its potential impact on our business.

Although, to date, our business has not been materially impacted by the ongoing military conflict between Russian and Ukraine, geopolitical tensions, or record inflation, it is impossible to predict the extent to which our operations will be impacted in the short and long term, or the ways in which such matters may impact our business. The extent and duration of the conflict in Ukraine, geopolitical tensions, record inflation and resulting market disruptions are impossible to predict but could be substantial. Any such disruptions may also magnify the impact of other risks described in the 10-K/A.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit	Description	Incorporated By Reference
10.1	Securities Purchase Agreement, dated as of March 6, 2022, between Brooklyn ImmunoTherapeutics, Inc. and the purchaser party thereto.	Exhibit to Form 8-K filed on March 9, 2022
10.2	Registration Rights Agreement, dated as of March 6, 2022, between Brooklyn ImmunoTherapeutics, Inc. and the purchaser party thereto.	Exhibit to Form 8-K filed on March 9, 2022
10.3	Form of Pre-Funded Warrant	Exhibit to Form 8-K filed on March 9, 2022
10.4	Form of Common Stock Warrant.	Exhibit to Form 8-K filed on March 9, 2022
10.5	Agreement to Assign Space Lease dated March 5, 2022 between Brooklyn ImmunoTherapeutics, LLC and Regen Lab USA LLC.	Filed herewith
10.6	Assignment and Assumption of Lease dated March 25, 2022 between Brooklyn ImmunoTherapeutics, LLC and Regen Lab USA LLC	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BROOKLYN IMMUNOTHERAPEUTICS, INC.

Date: June 30, 2022	By:	/s/ Andrew Jackson
Andrew Jackson
Chief Financial Officer