Form 10-Q
period 2022-06-30
Brooklyn ImmunoTherapeutics, Inc.
filed 2022-08-11
CIK 748592

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022
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

As of August 10, 2022, the registrant had outstanding 58,825,739 shares of common stock, $0.005 par value per share.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements related to future events, results, performance, prospects and opportunities, including statements related to our strategic plans and targets, revenue generation, product availability and offerings, capital needs, capital expenditures, industry trends and our financial position. Forward-looking statements are based on information currently available to us, on our current expectations, estimates, forecasts, and projections about the industries in which we operate and on the beliefs and assumptions of management. Forward looking statements often contain words such as “expects,” “anticipates,” “could,” “targets,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “would,” and similar expressions. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, and other characterizations of future events or circumstances, are forward-looking statements. Forward-looking statements by their nature address matters that are, to different degrees, subject to risks and uncertainties that could cause actual results to differ materially and adversely from those expressed in any forward-looking statements. For us, particular factors that might cause or contribute to such differences include those risks and uncertainties described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K/A for the year ended December 31, 2021 and described in other documents we file from time to time with the Securities and Exchange Commission, or SEC.

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

Unless stated otherwise or the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “Brooklyn” refer to Brooklyn ImmunoTherapeutics, Inc., references to “Brooklyn LLC” refer to Brooklyn ImmunoTherapeutics LLC, a wholly owned subsidiary of Brooklyn, and references to the “Company,” “we,” “us” or “our” refer to Brooklyn. and its subsidiaries, including Brooklyn LLC, Novellus, Inc. and Novellus Therapeutics Limited.

ii

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements

BROOKLYN IMMUNOTHERAPEUTICS, INC.
 CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amount)
(unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$19,407	$16,985
Other receivable	694	684
Prepaid expenses and other current assets	1,824	1,097
Total current assets	21,925	18,766
Property and equipment, net	424	670
Right-of-use assets - operating leases	1,943	2,567
Goodwill	2,044	2,044
In-process research and development	-	5,990
Investment in non-controlling interest	89	1,000
Security deposits and other assets	477	488
Total assets	$26,902	$31,525

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,478	$1,755
Accrued expenses	3,821	1,249
Operating lease liabilities, current	390	426
Other current liabilities	1,429	247
Total current liabilities	7,118	3,677
Warrant liabilities	2,524	-
Operating lease liabilities, non-current	2,433	2,297
Other liabilities	48	48
Total liabilities	12,123	6,022

Stockholders’ equity:
Preferred stock, $0.005 par value, 1,000 shares authorized, 156 designated, issued and outstanding of Series A convertible preferred stock at June 30, 2022 and December 31, 2021, $156 liquidation preference	1	1
Common stock, $0.005 par value, 100,000 shares authorized at June 30, 2022 and December 31, 2021; 57,469 and 52,021 issued and outstanding at June 30, 2022 and December 31, 2021, respectively	287	260
Additional paid-in capital	167,974	165,944
Accumulated deficit	(153,483)	(140,702)
Total stockholders’ equity	14,779	25,503
Total liabilities and stockholders’ equity	$26,902	$31,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROOKLYN IMMUNOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$1,685	$5,432	$3,467	$6,965
General and administrative	6,205	4,581	10,719	6,204
Impairment of in-process research and development	5,990	-	5,990	-
Transaction costs	-	-	-	5,765
Total operating expenses	13,880	10,013	20,176	18,934
Loss from operations	(13,880)	(10,013)	(20,176)	(18,934)

Other income (expense), net:
Loss on sale of NTN assets	-	(50)	-	(9,648)
Change in fair value of warrant liabilities	10,792	-	9,470	-
Loss on non-controlling investment	(296)	-	(911)	-
Other expense, net	(14)	(22)	(1,156)	(25)
Total other income (expense), net	10,482	(72)	7,403	(9,673)
Net loss	(3,398)	(10,085)	(12,773)	(28,607)
Series A preferred stock dividend	(8)	(8)	(8)	(8)
Net loss attributable to common stockholders	$(3,406)	$(10,093)	$(12,781)	$(28,615)

Net loss per common share - basic and diluted	$(0.06)	$(0.24)	$(0.23)	$(0.81)
Weighted average shares outstanding - basic and diluted	58,805	42,448	56,230	35,187

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROOKLYN IMMUNOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ AND MEMBERS’ EQUITY
For the three and six months ended June 30, 2022 and 2021 (unaudited)
(in thousands)

	Common Stock		Series A Preferred Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances at April 1, 2022	57,452	$287	156	$1	$167,100	$(150,077)	$17,311
Issuance of common stock from vested restricted stock units	17	-	-	-	(5)	-	(5)
Stock-based compensation	-	-	-	-	879	-	879
Cash dividends to Series A preferred stockholders	-	-	-	-	-	(8)	(8)
Net loss	-	-	-	-	-	(3,398)	(3,398)
Balances at June 30, 2022	57,469	$287	156	$1	$167,974	$(153,483)	$14,779

Balances at January 1, 2022	52,021	$260	156	$1	$165,944	$(140,702)	$25,503
Issuance of common stock in connection with private offering	5,500	27	-	-	(27)	-	-
Forfeiture of unvested restricted stock	(78)	-	-	-	-	-	-
Issuance of common stock from vested restricted stock units	26	-	-	-	(5)	-	(5)
Stock-based compensation	-	-	-	-	2,062	-	2,062
Cash dividends to Series A preferred stockholders	-	-	-	-	-	(8)	(8)
Net loss	-	-	-	-	-	(12,773)	(12,773)
Balances at June 30, 2022	57,469	$287	156	$1	$167,974	$(153,483)	$14,779

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Membership Equity				Common Stock		Series A Preferred Stock		Additional Paid-in	Accumulated
	Class A	Class B	Class C	Common	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances at April 1, 2021	$-	$-	$-	$-	41,506	$208	156	$1	$50,453	$(36,663)	$13,999
Common stock to be retained by NTN stockholders	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock from the exercise of stock options	-	-	-	-	1	-	-	-	10	-	10
Issuance of common stock related to stock purchase agreement with Lincoln Park Capital Fund, LLC, net	-	-	-	-	3,212	16	-	-	48,509	-	48,525
Issuance of common stock in lieu of cash dividend to Series A preferred stockholders	-	-	-	-	-	-	-	-	8	(8)	-
Forfeiture of unvested restricted stock	-	-	-	-	(12)	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	1,154	-	1,154
Net loss	-	-	-	-	-	-	-	-	-	(10,085)	(10,085)
Balances at June 30, 2021	$-	$-	$-	$-	44,707	$224	156	$1	$100,134	$(46,756)	$53,603

Balances at January 1, 2021	$23,202	$1,400	$1,000	$198	-	$-	-	$-	$-	$(18,141)	$7,659
Brooklyn rights offerings membership units	10,500	-	-	-	-	-	-	-	-	-	10,500
Elimination of Brooklyn’s historical members’ equity	(33,702)	(1,400)	(1,000)	(198)	-	-	-	-	36,300	-	-
Issuance of common stock for business combination	-	-	-	-	1,514	8	-	-	8,170	-	8,178
Series A preferred stock retained in business combination	-	-	-	-	-	-	156	1	(1)	-	-
Issuance of common stock to Brooklyn members	-	-	-	-	38,924	195	-	-	(195)	-	-
Issuance of common stock to Financial Advisor upon consummation of merger	-	-	-	-	1,068	5	-	-	5,760	-	5,765
Issuance of common stock from the exercise of stock options	-	-	-	-	1	-	-	-	10	-	10
Issuance of common stock related to stock purchase agreement with Lincoln Park Capital Fund, LLC, net	-	-	-	-	3,212	16	-	-	48,509	-	48,525
Issuance of common stock in lieu of cash dividend to Series A preferred stockholders	-	-	-	-	-	-	-	-	8	(8)	-
Forfeiture of unvested restricted stock	-	-	-	-	(12)	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	1,573	-	1,573
Net loss	-	-	-	-	-	-	-	-	-	(28,607)	(28,607)
Balances at June 30, 2021	$-	$-	$-	$-	44,707	$224	156	$1	$100,134	$(46,756)	$53,603

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROOKLYN IMMUNOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the six months ended June 30,
	2022	2021
Cash flows used in operating activities:
Net loss	$(12,773)	$(28,607)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	104	63
Stock-based compensation	2,062	1,573
Amortization of right-of-use asset	186	149
Impairment of right-of-use asset	772	-
Impairment of in-process research and development	5,990	-
Transaction costs - shares to Financial Advisor	-	5,765
Loss on sale of NTN assets	-	9,648
Loss on disposal of fixed assets	274	-
Gain on lease termination	(85)	-
Gain on warrant liabilities	(9,470)	-
Loss on non-controlling investment	911	-
Changes in operating assets and liabilities:
Other receivable	(5)	5
Prepaid expenses and other current assets	(727)	(1,508)
Security deposits and other non-current assets	11	(27)
Accounts payable and accrued expenses	2,295	1,862
Operating lease liability	(153)	(139)
Other liabilities	1,183	982
Net cash used in operating activities	(9,425)	(10,234)
Cash flows (used in) provided by investing activities:
Purchase of property and equipment	(233)	-
Proceeds from the sales of fixed assets	100	-
Purchase of NTN, net of cash acquired	-	147
Proceeds from the sale of NTN assets, net of cash disposed	-	119
Net cash (used in) provided by investing activities	(133)	266
Cash flows provided by financing activities:
Proceeds from issuance of common stock and warrants in connection with private offering	11,993	-
Payroll tax remitted on net share settlement of equity awards	(5)	-
Dividends paid to Series A preferred stockholders	(8)	-
Proceeds from issuance of common stock to Lincoln Park	-	50,497
Fees incurred in connection with the common stock issued to Lincoln Park	-	(1,972)
Proceeds from sale of members’ equity	-	10,500
Proceeds from the exercise of stock options	-	10
Repayment of NTN’s PPP loan	-	(532)
Net cash provided by financing activities	11,980	58,503
Net increase in cash and cash equivalents	2,422	48,535
Cash and cash equivalents at beginning of period	16,985	1,630
Cash and cash equivalents at end of period	$19,407	$50,165

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$14	$-
Income taxes	$8	$-

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for business combination	$-	$8,177
Series A preferred stock retained in business combination	$-	$1
Initial measurement of ROU assets and liabilities	$1,706	$874

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

On July 16, 2021, Brooklyn and its newly formed, wholly owned subsidiary Brooklyn Acquisition Sub, Inc. entered into an agreement and plan of acquisition (the “Acquisition Agreement”) with (a) Novellus LLC, (b) Novellus (the sole equity holder of Novellus, Ltd. and, prior to the closing under the Acquisition Agreement, a subsidiary of Novellus, LLC), and (c) a seller representative (the “Acquisition”), pursuant to which Brooklyn acquired Novellus and its subsidiary, Novellus, Ltd. As part of the Acquisition, Brooklyn also acquired 25.0% of the total outstanding equity interests of NoveCite, Inc. (“NoveCite”), a corporation focused on developing an allogeneic mesenchymal stem cell product for patients with acute respiratory distress syndrome, including from COVID-19.

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

These condensed consolidated financial statements should be read together with the audited consolidated financial statements and notes thereto contained in Brooklyn’s Annual Report on Form 10-K/A for the year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) on June 30, 2022 (the “10-K/A”). The accompanying condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited financial statements contained in the 10-K/A but does not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2022, or any other period.

Reclassifications

Certain reclassifications have been made to Brooklyn’s prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on Brooklyn’s previously reported results of operations or accumulated deficit.

2)	LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred significant operating losses and has an accumulated deficit as a result of ongoing efforts to develop product candidates, including conducting clinical trials and providing general and administrative support for operations. As of June 30, 2022, the Company had a cash balance of approximately $19.4 million and an accumulated deficit of approximately $153.5 million. For the three and six months ended June 30, 2022, the Company incurred a net loss of $3.4 million and $12.8 million, respectively, and the Company used cash in operating activities of $9.4 million.

In connection with preparing the accompanying condensed consolidated financial statements as of and for the three months ended June 30, 2022, the Company’s management concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern because it does not expect to have sufficient cash or working capital resources to fund operations for the twelve-month period subsequent to the issuance date of these financial statements. The Company will need to raise additional capital, which could be through the remaining availability under an equity line purchase agreement with Lincoln Park Capital Fund, LLC (the “Second Purchase Agreement”) (to the extent the Company is permitted to use such agreement) (see Note 11), public or private equity offerings, debt financings, corporate collaborations or other means. The Company may also seek governmental grants to support its clinical trials and preclinical trials. The Company currently has no arrangements for such capital and no assurances can be given that it will be able to raise such capital when needed, on acceptable terms, or at all.

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

The allocation of the purchase price to the tangible and intangible assets acquired and liabilities deemed to be assumed from Brooklyn, based on their estimated fair values as of March 25, 2021, is as follows (in thousands):

	Historical Balance Sheet of Brooklyn at March 25, 2021	Fair Value Adjustment to Brooklyn Pre-Merger Assets	Purchase Price Allocation
Cash and cash equivalents	$148	$-	$148
Accounts receivable	103	-	103
Prepaid expense and other current assets	329	-	329
Property and equipment, net	1,015	-	1,015
Software development costs	1,296	(368)	928
Customers	-	548	548
Trade name	-	299	299
Accounts payable, accrued liabilities and other current
liabilities	(3,781)	-	(3,781)
Net assets acquired, excluding goodwill	$(890)	$479	$(411)

Total consideration	$8,178
Net assets acquired, excluding goodwill	(411)
Goodwill	$8,589

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

Proceeds from sale:
Cash	$132
Escrow	50
Assume advance/loans	1,700
Interest on advance/loans	68

Carrying value of assets sold:
Cash and cash equivalents	(14)
Accounts receivable	(75)
Prepaids and other current assets	(124)
Property and equipment, net	(1,014)
Software development costs	(927)
Customers	(548)
Trade name	(299)
Goodwill	(8,589)
Other assets	(103)

Liabilities transferred upon sale:
Accounts payable and accrued expenses	113
Obligations under finance leases	17
Lease liability	26
Deferred revenue	55
Other current liabilities	149

Transaction costs	(265)

Total loss on sale of assets	$(9,648)

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

As consideration for the Acquisition, Brooklyn paid $22.9 million in cash and delivered approximately 7,022,000 shares of common stock, which under the terms of the Acquisition Agreement, were valued at a total of $102.0 million based on an agreed upon price of $14.5253 per share. At the date of issuance, the fair value of the shares was approximately $58.6 million.

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

In connection with the Acquisition, the co-founders of Novellus, Inc. entered into lock-up agreements with respect to approximately 3,378,000 of the shares of common stock received in the Acquisition, and Brooklyn’s Chairman of the Board of Directors (the “Board”) and its former Chief Executive Officer and President entered into identical lock-up agreements with respect to their current holdings of Brooklyn stock. Each lock-up agreement extends for a period of three years, provided that up to 75% of the shares of common stock subject to the lock-up agreement may be released from the lock-up restrictions earlier if the price of common stock on the Nasdaq exceeds specified thresholds. The lock-up agreements include customary exceptions for transfers during the applicable lock-up period.

The Company expects the Acquisition will advance its evolution into a platform company with a pipeline of next generation mRNA cellular and gene editing programs. In addition, the acquisition of Novellus, Ltd. builds on the License Agreement. (See Note 9). The completion of the acquisition of Novellus, Ltd. relieved Brooklyn LLC from potential obligations to pay Novellus, Ltd. certain upfront fees, clinical development milestone fees and post-registration royalties under the License Agreement. The agreement with Factor Bioscience Limited (“Factor”) under the License Agreement, which grants Brooklyn LLC exclusive rights to develop certain next-generation mRNA gene editing and cell therapy products, remained unchanged.

Although Brooklyn acquired all of the outstanding equity interests of Novellus, Inc., the Company accounted for the Acquisition as an asset acquisition (as the assets acquired did not constitute a business as defined in Accounting Standards Codification (“ASC”) Topic 805, Business Combinations), and was measured by the amount of cash paid and by the fair value of the shares of common stock issued. As a result, substantially all of the value acquired was attributed to in-process research and development (IPR&D), with the exception of the cash paid for the investment in NoveCite, which is being accounted for as an investment in equity securities, as discussed further below.

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

Investment in NoveCite

As a result of the Acquisition,  Brooklyn acquired and currently owns 25% of NoveCite and Citius Pharmaceuticals, Inc. (“Citius”) owns the remaining 75%. A member of the Company’s management holds one of three board seats on NoveCite’s board of directors. Citius’ s officers and directors hold the other two board seats. The Company is accounting for its interest in NoveCite under ASC Topic 323, Investments – Equity Method and Joint Ventures. The investment was recorded at cost, which was $1.0 million and is adjusted for the Company’s share of NoveCite’s earnings or losses, which are reflected in the accompanying condensed consolidated statement of operations. The investment may also reflect an equity loss in the event that circumstances indicate an other-than-temporary impairment. For the three and six months ended June 30, 2022, the Company recorded $0.3 million and $0.9 million, respectively, in losses from its investment in NoveCite, and of the $0.9 million loss for the six months ended June 30, 2022, $0.5 million related to NoveCite’s year ended December 31, 2021.

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

The following tables summarize the liabilities that are measured at fair value as of June 30, 2022 (in thousands).  There were no liabilities measured at fair value as of December 31, 2021:

	As of June 30, 2022
Description	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities - Pre-Funded Warrants	$-	$702	$-
Warrant liabilities - Common Warrants	-	-	1,822
Total	$-	$702	$1,822

On March 9, 2022, the Company issued pre-funded warrants exercisable for approximately 1,357,000 shares of common stock (the “Pre-Funded Warrants”) and warrants exercisable for approximately 6,857,000 shares of common stock (the “Common Warrants”) in connection with the PIPE Transaction (as defined below).  See Note 11 for more information related to the PIPE Transaction.

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

The estimated fair value of the Pre-Funded Warrants was deemed a Level 2 measurement as of June 30, 2022, as all significant inputs to the valuation model used to estimate the fair value of the Pre-Funded Warrants were directly observable from the Company’s publicly-traded common stock.

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

The Company remeasured the fair value of the warrant liabilities as of June 30, 2022, and the following table presents the changes in the warrant liabilities from the issuance date (in thousands):

	Pre-Funded Warrants (Level 2)	Common Warrants (Level 3)	Total Warrant Liabilities
Fair value at January 1, 2022	$-	$-	$-
Fair value at March 9, 2022 (issuance date)	2,646	9,943	12,589
Change in fair value of warrant liabilities	(1,944)	(8,121)	(10,065)
Fair value at June 30, 2022	$702	$1,822	$2,524

5)	LEASES

The Company has operating leases for office and laboratory space in the borough of Manhattan in New York, New York and in Cambridge, Massachusetts, which expire in 2026 and 2028, respectively. On March 31, 2022, the Company entered into the Torrey Pines Science Center Lease in San Diego, California (the “San Diego Lease”) with Torrey Pines Science Center Limited Partnership for approximately 5,200 square feet of lab and office space. The term of the San Diego Lease is 62 months and the lease commencement date was April 19, 2022. The San Diego Lease will expire in June 2027.

Base rent for the San Diego Lease is $6.35 per square foot in the first year of the San Diego Lease, with a rent abatement for the second and third full months of the first year. The base rent will increase by approximately 3% on each anniversary of the lease commencement date. The Company is also required to pay its share of operating expenses and property taxes. The San Diego Lease provides for a one-time option to extend the lease term for an additional five years at the then fair rental value. The Company recorded a $1.7 million right-of-use (“ROU”) asset and $1.7 million lease liabilities for the San Diego Lease.

During the second quarter of 2022, the Company made the decision to consolidate its research and development efforts in Cambridge, Massachusetts, and the Company intends to sublease the San Diego lab and office space.  As a result, the Company recognized an impairment charge of approximately $0.8 million on the San Diego Lease ROU asset.

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

During the three and six months ended June 30, 2022 and 2021, the net operating lease expenses were as follows (in thousands):

	Three months ended June 30,
	2022	2021
Operating lease expense	$146	$164
Sublease income	(21)	(21)
Variable lease expense	51	1
Total lease expense	$176	$144

	Six months ended June 30,
	2022	2021
Operating lease expense	$333	$315
Sublease income	(42)	(42)
Variable lease expense	53	10
Total lease expense	$344	$283

The tables below show the beginning balances of the operating ROU assets and lease liabilities as of January 1, 2022 and the ending balances as of June 30, 2022, including the changes during the period (in thousands).

Operating Lease ROU Assets

Operating lease ROU assets at January 1, 2022	$2,567
Initial measurement of operating lease ROU assets	1,706
Amortization of operating lease ROU assets	(186)
Impairment of ROU assets	(772)
Write off of ROU asset due to lease termination	(1,372)
Operating lease ROU assets at June 30, 2022	$1,943

Operating Lease Liabilities
Operating lease liabilities at January 1, 2022	$2,723
Initial measurement of operating lease liabilities	1,706
Principal payments on operating lease liabilities	(153)
Write off of operating lease liability due to lease termination	(1,453)
Operating lease liabilities at June 30, 2022	2,823
Less non-current portion	2,433
Current portion at June 30, 2022	$390

As of June 30, 2022, the Company’s operating leases had a weighted-average remaining life of 5.2 years with a weighted-average discount rate of 8.97%.  The maturities of the operating lease liabilities are as follows (in thousands):

As of June 30, 2022
2022	$299
2023	673
2024	688
2025	703
2026	708
Thereafter	470
Total payments	3,541
Less imputed interest	(718)
Total operating lease liabilities	$2,823

6)	IN-PROCESS RESEARCH & DEVELOPMENT AND GOODWILL

In 2018, the Company acquired IRX Therapeutics (“IRX”), which was accounted for as a business combination. The Company recorded IPR&D in the amount of $6.0 million, which represents the fair value assigned to technologies that were acquired in connection with the IRX acquisition and which have not reached technological feasibility and have no alternative future use. IPR&D assets acquired in a business combination are considered to be indefinite lived until the completion or abandonment of the associated research and development projects. If and when development is complete, which generally occurs upon regulatory approval, and the Company is able to commercialize products associated with the IPR&D assets, these assets are then deemed definite-lived and are amortized based on their estimated useful lives beginning at that point in time. If development is terminated or abandoned, the Company may have a full or partial impairment charge related to the IPR&D assets, calculated as the excess of carrying value of the IPR&D assets over fair value

The Company also recorded goodwill in the amount of $2.0 million related to the IRX acquisition. Goodwill and indefinite-lived IPR&D assets are not amortized but are tested for impairment annually, or more frequently if the Company becomes aware of any events occurring or changes in circumstances that indicate that the fair value of the entity is less than its carrying values.

As of June 30, 2022, the Company performed a qualitative assessment to determine whether it is more likely than not that the fair value of the entity is less than its carrying value. Such qualitative factors include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant events.

In June 2022, the Company received results from the INSPIRE phase 2 trial of IRX-2, a multi-cytokine biologic immunotherapy, in patients with newly diagnosed stage II, III or IVA squamous cell carcinoma of the oral cavity. The IRX-2 multi-cytokine biologic immunotherapy represents substantially all the fair value assigned to the technologies of IRX that the Company acquired. Despite outcomes that favored IRX-2 in certain predefined subgroups, the INSPIRE trial did not meet the primary endpoint of Event-Free Survival (at two years of follow up. Significant additional clinical development work would be required to advance IRX-2 in the form of additional Phase 2 and 3 studies to further evaluate the treatment effect of IRX-2 in patient subgroups and in combination with checkpoint inhibitor therapies.  The INSPIRE trial is the only Company-sponsored study of IRX-2.  IRX-2 has been studied externally in other clinical settings outside of head and neck cancer in the form of investigator sponsored trials, which have either ended or are not currently active. Based on the totality of available information, the Company currently does not have plans to further develop the IRX-2 product candidate. As such, the Company determined that the carrying value of the IPR&D asset was impaired and recognized a non-cash impairment charge of approximately $6.0 million on the condensed consolidated statement of operations for the three and six months ended June 30, 2022, which reduced the value of the asset to zero.

The Company also determined that there were qualitative indications of a goodwill impairment, namely the Company’s stock price declined from $2.05 per share as of March 31, 2022 to $0.52 per share as of June 30, 2022.  Accordingly, the Company proceeded to the first step in the quantitative assessment of impairment and determined that the fair value of the reporting unit exceeded the carrying amount of the reporting unit, and therefore, the goodwill was not impaired as of June 30, 2022.

7)	CEO SEPARATION AGREEMENT

On May 24, 2022, Dr. Howard J. Federoff resigned as the Company’s Chief Executive Officer and President effective May 26, 2022.  In connection with Dr. Federoff’s resignation, the Company entered into a Separation Agreement and General Release with Dr. Federoff (the “Separation Agreement”), pursuant to which Dr. Federoff resigned from his positions as Chief Executive Officer and as an officer, director and employee of the Company and all subsidiaries.  Dr. Federoff’s resignation from the Board was not due to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. In consideration for Dr. Federoff’s execution of the Separation Agreement and non-revocation of a waiver and release of claims relating thereto, Dr. Federoff will receive following benefits under the Separation Agreement:

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

•
full acceleration of the vesting of all outstanding options (with the exception of the Milestone Grant (as defined below) options) that would have vested during the Separation Period, and such options, together with outstanding options that vested prior to the separation date, representing collectively approximately 1,523,000 shares of common stock, may be exercised for a period of thirty-six months after the separation date.  (See Note 10 for modification accounting impact);

•
acceleration and vesting of 25/36th of the Milestone Grant options, representing collectively approximately 415,000 shares of common stock, may be exercised for a period of thirty-six months after the separation date.  (See Note 10 for modification accounting impact); and

•
a lump sum cash severance benefit in the amount of $0.1 million, representing the value Dr. Federoff would have received if he was entitled to receive a settlement of a pro rata portion of his performance restricted stock units through the expiration of the Separation Period, assuming the performance metrics were waived and assuming a per share value of $0.81.

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

8)	ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued compensation	$1,613	$656
Accrued research and development expenses	388	222
Accrued general and administrative expenses	1,820	371
Total accrued expenses	$3,821	$1,249

Accrued compensation includes $1.0 million of severance, of which, approximately $0.5 million relates to severance for Dr. Federoff pursuant to the Separation Agreement discussed above. Accrued general and administration expenses includes $1.2 million for legal-related matters.

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

Dhesh Govender v. Brooklyn Immunotherapeutics, LLC, et al., Index No. 650847/2021 (N.Y. Sup. Ct. N.Y. Cty. 2021)

On or about February 5, 2021, Dhesh Govender, a former short-term consultant of Brooklyn LLC, filed a complaint against Brooklyn LLC and certain individuals that plaintiff alleges were directors of Brooklyn LLC. The complaint is captioned, Dhesh Govender v. Brooklyn Immunotherapeutics, LLC, et al., Index No. 650847/2021 (N.Y. Sup. Ct. N.Y. Cty. 2021). Plaintiff alleges that Brooklyn LLC and certain of its officers and directors (“defendants”) engaged in unlawful and discriminatory conduct based on race, national origin and hostile work environment. Plaintiff also asserts various breach of contract, fraud and quantum meruit claims based on an alleged oral agreement pursuant to which he alleges Brooklyn LLC agreed to hire him as an executive once the Merger was completed. In particular, plaintiff alleges that, in exchange for transferring an opportunity to obtain an agreement to acquire a license from Novellus for its mRNA-based gene editing and cell reprogramming technology to Brooklyn LLC, he was promised a $0.5 million salary and 7% of the equity of Brooklyn LLC. Based on these and other allegations, plaintiff seeks damages of not less than $10 million. By Order dated November 10, 2021, the Court granted defendants’ motion to compel Govender to arbitrate all of his claims against them, based on the arbitration clause of his consulting agreement with Brooklyn LLC.  Govender thereafter filed his Statement of Claim (the “Demand”) with the American Arbitration Association (“AAA”), Case No. 01-21-0017-9417, on December 15, 2021 against the same defendants, and served it on defendants’ counsel on February 3, 2022. In his Demand, Govender continues to assert statutory discrimination claims against all defendants, claims against Brooklyn LLC premised on the breach of an alleged oral promise to issue Govender 7% of the equity of Brooklyn LLC and to employ Govender at a $0.5 million annual salary in exchange for allegedly arranging and negotiating the Novellus license, common law fraud claims against Brooklyn LLC and Cherington based on the breach of these same promises and a claim for quantum meruit against the Brooklyn LLC. In his Demand, Govender now claims that the fair and reasonable value of his services on the quantum meruit claim exceeded $100 million and is seeking damages in an amount to be determined at the hearing. Defendants filed an answering statement to the Demand on February 28, 2022 and the parties have selected a three-member arbitration panel. The arbitration is scheduled to begin December 5, 2022. Defendants intend to vigorously defend themselves against these claims. At this stage in the litigation, the Company is not able to predict the probability of a favorable or unfavorable outcome.

Emerald Private Equity Fund, LLC Matter

By a letter dated July 7, 2021, Emerald Private Equity Fund, LLC (“Emerald”), a stockholder of Brooklyn, made a demand pursuant to 8 Del. C. 220 to inspect certain books and records of Brooklyn. The stated purpose of the demand was to investigate possible wrongdoing by persons responsible for the implementation of the Merger and the issuance of paper stock certificates, including investigating whether: (i) Brooklyn’s stock certificates were issued in accordance with the Merger Agreement; (ii) certain restrictions on the sale of Brooklyn common stock following the Merger were proper and applied without favor; (iii) anyone received priority in post-Merger issuances of Brooklyn’s stock certificates that allowed them to benefit from an increase in the trading price of Brooklyn’s common stock; and (iv) it should pursue remedial measures and/or report alleged misconduct to the SEC. Brooklyn responded to the demand letter and produced certain information to Emerald in connection with the demand, which is subject to the terms of a confidentiality agreement entered into among the parties, including certain additional stockholders who subsequently joined as parties to such agreement. In October 2021, Emerald requested that Brooklyn produce additional information related to the authority, purpose and justification for the restriction imposed on the sale of Brooklyn common stock following the Merger and the timing of share delivery to Brooklyn stockholders, following which request Brooklyn agreed to produce certain additional information and emails relating to these topics.

On March 30, 2022, counsel to Emerald advised the Company that it was prepared to file suit against the Company, certain current and former directors of the Company, and the Company’s financial advisor in connection with the Merger, on behalf of Emerald and a class of similarly situated stockholders with respect to some or all of the foregoing matters, alleging claims for breach of fiduciary duty, conversion and aiding and abetting breach of fiduciary duty. Emerald’s counsel expressed a willingness to engage in private pre-suit early resolution discussions with the Company and its financial advisor on behalf of individual stockholders whom counsel represents in addition to Emerald (collectively, the “Emerald Plaintiffs”); and the Company engaged in such discussions in lieu of incurring the legal costs anticipated in respect of litigating the Emerald Plaintiffs’ claims, all of which the Company disputes.  Following such discussions, with no admission of wrongdoing, the Company and the Emerald Plaintiffs entered into a confidential settlement agreement, pursuant to which the Company agreed to pay $1.2 million in full settlement of all of the Emerald Plaintiffs’ purported claims, including a release by the Emerald Plaintiffs in favor of the Company in respect of any and all such claims. The Company subsequently made such payment.

John Westman v. Novellus, Inc., Christopher Rohde, and Matthew Angel, Civil Action No. 2181CV01949 (Middlesex County (Massachusetts) Superior Court)

On or about September 7, 2021, John Westman, a former employee of Novellus, Inc. filed a Complaint in Middlesex County (Massachusetts) Superior Court against Novellus, Inc. and the company’s founders and former executives, Dr. Christopher Rohde and Dr. Matthew Angel (collectively, “Defendants”). The case includes allegations that Novellus, Inc. violated the Massachusetts Wage Act.. Brooklyn acquired Novellus, Inc. on July 16, 2021. Mr. Westman’s claims relate to alleged conduct that took place before Brooklyn acquired Novellus, Inc. Defense and liability in association with any Wage Act claims have been assumed by Dr. Rohde and Dr. Angel. On December 24, 2021, Westman dismissed the case without prejudice so the parties could mediate the matter. The parties’ February 2022 mediation was unsuccessful and the dispute is currently pending in arbitration.

Novellus, Inc. v. Sowyrda et al., C.A. No. 2184CV02436-BLS2

On October 25, 2021 Novellus, Inc. filed a complaint in the Superior Court of Massachusetts, Suffolk County, against former Novellus, Inc. employees Paul Sowyrda and John Westman and certain other former investors in Novellus LLC (Novellus, Inc.’s former parent company prior to the Company’s acquisition of Novellus, Inc.), alleging breach of fiduciary duty, breach of contract and civil conspiracy. Brooklyn acquired Novellus, Inc. on July 16, 2021. On May 27, 2022 Novellus, Inc. amended the complaint to withdraw all claims against all defendants except Paul Sowyrda and John Westman. On July 1, 2022, Westman filed a motion to compel arbitration or in the alternative, to stay the litigation pending the disposition of certain litigations in the Court of Chancery for the State of Delaware filed by Mr. Sowyrda against Novellus LLC, Dr. Christopher Rohde, Dr. Matthew Angel, Leonard Mazur and Factor Bioscience, Inc. captioned Zelickson et al., v. Angel et al., C.A. 2021-1014-JRS and by Westman against Novellus LLC captioned Westman v. Novellus LLC, C.A. No. 2021-0882-NAC (the “Delaware Actions”). On July 1, 2022, Sowyrda answered the complaint and asserted counterclaims against Novellus, Inc, and third-party defendants Dr. Matthew Angel and Dr. Christopher Rohde alleging violations of the Massachusetts Wage Act, Massachusetts Minimum Fair Wage Law, the Fair Labor Standards Act, breach of contract, unjust enrichment and quantum meruit. Sowyrda also joined in Westman’s motion to stay the case pending the Delaware Actions. Novellus, Inc.’s claims and Mr. Sowyrda’s counterclaims relate to alleged conduct that took place before Brooklyn acquired Novellus, Inc. Defense and liability in association with any Wage Act claims have been assumed by Dr. Rohde and Dr. Angel. The Company believes that the plaintiffs’ claims in the foregoing matters are without merit, and the Company intends to defend against them vigorously.

Under applicable Delaware law and Novellus Inc.’s organizational documents, the Company may be required to advance or reimburse certain legal expenses incurred by former officers and directors of Novellus, Inc. in connection with the foregoing Westman and Sowyrda matters.

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

In April 2021, Brooklyn LLC and the Licensors entered into an exclusive license agreement (the “License Agreement”) pursuant to which Brooklyn LLC acquired an exclusive worldwide license to the Licensed Technology for use in the development of certain mRNA, gene-editing, and cellular therapies to be evaluated and developed for treating human diseases, including certain types of cancer, sickle cell disease, and beta thalassemia. Under the terms of the License Agreement, Brooklyn LLC is obligated to pay the Licensors a total of $4.0 million in connection with the execution of the License Agreement, all of which was paid as of June 2021.

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

Novellus, Ltd. also has a license agreement with Factor, which was entered into in February 2015, amended in June 2018 and March 2020, and then amended and restated in November 2020. This license agreement provides for Novellus, Ltd. to use certain technology owned by Factor for the development of certain cellular therapies to be evaluation and developed for treating diseases.

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

10)	STOCK-BASED COMPENSATION

Stock Options

During the three and six months ended June 30, 2022 and 2021, the Company granted the following stock options (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Stock options granted	723	3,366	1,981	3,366

The following weighted-average assumptions were used for stock options granted during the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,
	2022	2021
Weighted average risk-free rate	2.74%	1.06%
Weighted average volatility	92.74%	134.30%
Dividend yield	0%	0%
Expected term	4.15 years	6.08 years

	Six months ended June 30,
	2022	2021
Weighted average risk-free rate	2.42%	1.06%
Weighted average volatility	92.85%	134.30%
Dividend yield	0%	0%
Expected term	4.79 years	6.08 years

Of the 1,981,000 stock options granted during the six months ended June 30, 2022, approximately 414,000 stock options were granted in March 2022 to Dr. Howard J. Federoff, who served as the Company’s Chief Executive Officer and President until May 26, 2022 (the “March 2022 Stock Option Grant”).  The March 2022 Stock Option Grant vests in 36 substantially equal monthly installments from the grant date and had an exercise price equal to the closing price of the Company’s common stock on the grant date.

Of the 3,366,000 stock options granted during the six months ended June 30, 2021, approximately 3,225,000 stock options were granted to Dr. Federoff upon his appointment as Chief Executive Officer and President in April 2021. 2,628,000 stock options were under a time-based grant (the “Time-Based Grant”) and 597,000 were under a performance-based grant (the “Milestone Grant”).  The Time-Based Grant vests over four years, with 25% vesting on the one-year anniversary of the grant date and the remaining options vesting in 36 substantially equal monthly installments thereafter.  The Milestone Grant vests upon the first concurrence by the U.S. Food and Drug Administration that a proposed investigation may proceed following review of a Company filed investigational new drug application in connection with that the License Agreement. Both the Time-Based Grant and the Milestone Grant had an exercise price equal to the closing price of the Company’s common stock on the grant date.

Vesting of all stock options grants is subject to continuous service with the Company through such vesting dates.

As discussed above, pursuant to the Separation Agreement that the Company entered into with Dr. Federoff, the Company accelerated the vesting of approximately 138,000 stock options under the March 2022 Stock Option Grant and approximately 657,000 stock options under the Time-Based Grant.  The Company also waived the performance condition under the Milestone Grant and accelerated the vesting of approximately 415,000 stock options under the Milestone Grant.  Lastly, the Company extended the post-termination exercise period from 90 days to 36 months immediately following the Separation Date for all options that were vested after such accelerations.

The above modifications to Dr. Federoff’s stock options grants resulted in modification accounting under ASC 718, Compensation – Stock Compensation. As a result, the Company immediately recognized approximately $0.1 million for the incremental fair value of stock options that were vested prior to the modification by calculating the difference between the fair value of the modified award and the fair value of the original award immediately before it was modified.  For stock options that were not vested prior to the modification but then vested as a result of the acceleration, the Company reversed any stock compensation expense previously recognized, remeasured the fair value of the modified award and immediately recognized approximately $0.1 million of stock compensation expense in full since there was no future service period required to be provided.

During the three and six months ended June 30, 2021, there were 1,300 options exercised for total cash proceeds of $10,202.  The options exercised had a total intrinsic value of $57,212.  There were no options exercised during the three and six months ended June 30, 2022.

As of June 30, 2022, there were approximately 3,750,000 stock options outstanding.

Restricted Stock Units

During the three and six months ended June 30, 2022 and 2021, the Company granted the following restricted stock units (“RSUs”) (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
RSUs Granted	-	105	1,101	105

The Company recognizes the fair value of RSUs granted as expense on a straight-line basis over the requisite service period. For performance based RSUs, the Company begins recognizing the expense once the achievement of the related performance goal is determined to be probable.

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

In lieu of paying cash to satisfy withholding taxes due upon the settlement of vested RSUs, at the Company’s discretion, an employee may elect to have shares of common stock withheld that would otherwise be issued at settlement, the value of which is equal to the amount of withholding taxes payable.  The following table shows the number of RSUs that vested and were settled during the three and six months ended June 30, 2022, as well as the number of shares of common stock withheld to cover the withholding taxes and the net shares issued upon settlement (in thousands):

	Three months ended	Six months ended
	June 30, 2022	June 30, 2022
RSUs vested	26	35
Common stock withheld to cover taxes	(9)	(9)
Common stock issued	17	26

The 1,101,000 RSUs granted during the six months ended June 30, 2022 are performance-based RSUs (the “2022 PSUs”), of which approximately 414,000 were awarded to Dr. Federoff.  The 2022 PSUs are subject to the achievement of four performance goals, which are weighted equally.  Once a performance goal is achieved, the tranche of shares allocated to that performance goal will be earned and will begin to vest over a three-year annual basis beginning on the date the performance goal was achieved.  If a performance goal is not achieved, the tranche of shares allocated to that performance goal will be unearned and forfeited.  As of June 30, 2022, one of the performance goals was not achieved by its due date, and as a result, approximately 275,000 2022 PSUs were cancelled and any previously recognized stock compensation expense was reversed.

Pursuant to Dr. Federoff’s Separation Agreement, Dr. Federoff’s 414,000 2022 PSUs were canceled in full (a portion of which included the PSUs allocated to the performance goal that was not achieved timely), and a lump sum cash severance benefit in the amount of $0.1 million was paid to Dr. Federoff, which represents the value Dr. Federoff would have received if he were entitled to receive a settlement of a pro rata portion of his 2022 PSUs through the expiration of the Separation Period, assuming the performance metrics were waived and assuming a per share value of $0.81. Any stock compensation expense previously recognized on Dr. Federoff’s 2022 PSUs was reversed and approximately $0.1 million was recognized as compensation expense.

As of June 30, 2022, there were approximately 587,000 RSUs outstanding.
Restricted Stock

Pursuant to the Merger, Brooklyn LLC’s approximately 3,000 outstanding restricted common units were exchanged for approximately 630,000 shares of Brooklyn’s restricted common stock. There were no changes to any conditions and requirements of the restricted common stock. The shares vested quarterly beginning on March 31, 2021 and were to continue through December 31, 2022, contingent on continued service. Due to the modification of the restricted common units, the fair value of the restricted common stock immediately after the Merger was compared to the fair value of the restricted common units immediately prior to the Merger, and the change in fair value of $0.3 million was recognized in the statement of operations during the six months ended June 30, 2021. The Company recognizes the fair value of restricted common stock as an expense on a straight-line basis over the requisite service period.  During the six months ended June 30, 2022, approximately 78,000 shares of unvested restricted common stock were forfeited due to the holders of such shares no longer providing services to the Company.  As of June 30, 2022, there were no shares of unvested restricted stock outstanding.

Stock-Based Compensation Expense

For the three and six months ended June 30, 2022 and 2021, the Company recognized stock-based compensation expense as follows, which includes the expense related to Dr. Federoff’s modified awards discussed above (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Research and development	$470	$168	$892	$570
General and administrative	409	986	1,170	1,003
Total	$879	$1,154	$2,062	$1,573

11)	STOCKHOLDERS’ EQUITY

Private Placement of Equity

On March 6, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an investor (the “PIPE Investor”) providing for the private placement (the “PIPE Transaction”) to the PIPE Investor of approximately 6,857,000 units (collectively, the “Units”), each Unit consisting of (i) one share of the Company’s common stock (or, in lieu thereof, one Pre-Funded Warrant to purchase one share of common stock) and (ii) one warrant (the “Common Warrants”) to purchase one share of common stock, for an aggregate gross purchase price of approximately $12.0 million (the “Subscription Amount”). The PIPE Transaction closed on March 9, 2022. Pursuant to the Purchase Agreement, the Company is prohibited from issuing equity in variable rate transactions for a period of one-year following consummation of the PIPE Transaction, including issuing equity under the Second Purchase Agreement.

Each Pre-Funded Warrant has an exercise price of $0.005 per share of common stock, was immediately exercisable, may be exercised at any time, has no expiration date and is subject to customary adjustments. The Pre-Funded Warrants may not be exercised if the aggregate number of shares of common stock beneficially owned by the holder thereof would exceed 9.99% immediately after exercise thereof. Upon the closing of the PIPE Transaction, the Company issued 5,500,000 shares of common stock and issued Pre-Funded Warrants representing approximately 1,357,000 shares of common stock.

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

As of June 30, 2022, the Company had 6,857,000 Common Warrants outstanding with a weighted average exercise price of $1.91 per share and a weighted average contractual life of 5.2 years. As of June 30, 2022, the Company had 1,357,000 Pre-Funded Warrants outstanding with a weighted average exercise price of $0.005 per share. The Pre-Funded Warrants do not expire.

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

The Company incurred fees of approximately $1.0 million through June 30, 2022 related to the PIPE Transaction, which were allocated to the fair value of the Common Warrants and the Pre-Funded Warrants and recorded in other expense, net on the accompanying condensed consolidated statement of operations.

In connection with the PIPE Transaction, the Company and the PIPE Investor also entered into a registration rights agreement, dated March 6, 2022, pursuant to which the Company agreed to prepare and file a registration statement with the SEC no later than 15 days following the filing date of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”) to register the resale of the shares of common stock included in the Units and the shares of common stock issuable upon exercise of the Pre-Funded Warrants and the Common Warrants. The Company agreed to use its best efforts to have such registration statement declared effective as promptly as possible after the filing thereof, subject to certain specified penalties if timely effectiveness is not achieved. The Company filed the 2021 Annual Report on April 15, 2022 and the registration statement on April 29, 2022. The resale registration statement became effective on May 11, 2022.

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

On May 24, 2022, the Company provided the PIPE Investor with notice that it was not able to resell the securities registered for resale under the registration agreement because the Company had not timely filed its Quarterly Report on Form 10-Q (the “Q1 2022 10-Q”) with the SEC, and that the PIPE Investor could not use the registration statement to resell the related securities until the Company filed the Q1 2022 10-Q.  Because the PIPE Investor was unable to use the registration statement for at least 10 consecutive calendar days, the Company accrued $0.2 million during the first quarter of 2022 for the contingent loss the Company incurred as liquidated damages as a result of the late Q1 2022 10Q filing, which is recorded in other expense, net for the six months ended June 30, 2022 in the accompanying condensed consolidated statements of operations.  The Company paid such $0.2 million liquidated damages payment in June 2022.

On June 30, 2022, the Company filed its Q1 2022 10-Q along with the 10-K/A, and on July 1, 2022, the Company provided its notice to the PIPE Investor that it may resume use of the resale registration statement.

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

12)	EARNINGS PER SHARE

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period including the weighted average effect of the Pre-Funded Warrants the Company issued in connection with the PIPE Transaction, the exercise of which requires little or no consideration for the delivery of shares of common stock. The Company determined that the exercise of the Pre-Funded Warrants requires nominal consideration for the delivery of shares of common stock, and as such, has considered the 1,357,000 shares underlying the Pre-Funded Warrants to be outstanding effective on March 9, 2022 for the purposes of calculating basic EPS. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding (including the weighted average effect of the Pre-Funded Warrants) plus dilutive securities. Stock options, RSUs, warrants and other convertible securities are considered potential common shares and are included in the calculation of diluted net loss per share using the treasury method when their effect is dilutive. Diluted net loss per share is the same as basic net loss per share in periods where the effect of potentially dilutive shares of common stock are antidilutive. The following table presents the amount of stock options, RSUs, warrants and convertible preferred stock that were excluded from the computation of diluted net loss per common share for three and six months ended June 30, 2022 and 2021, as their effect was anti-dilutive:

	Three and Six months ended June 30,
	2022	2021
Stock options	3,750	3,366
RSUs	587	105
Warrants	6,857	-
Preferred stock converted into common stock	50	42
Total potential common shares excluded from computation	11,244	3,513

13)	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2022, the Financial Accounting Standard Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). The FASB issued ASU 2022-03 to (1) clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) to amend a related illustrative example, and (3) to introduce new disclosure requirements for equity related securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years with early adoption permitted. The Company is evaluating when to adopt the amendments in ASU 2022-02. The Company does not expect a material impact as a result of adopting this amendment.

14)	SUBSEQUENT EVENT

On July 12, 2022, the PIPE Investor exercised its 1,357,000 Pre-Funded Warrants at an exercise price of $0.005 per share for an aggregate exercise price of $6,786, in cash.  The Company issued 1,357,000 shares of common stock to the PIPE Investor on July 14, 2022 upon receipt of the cash proceeds. Subsequent to the exercise,  no Pre-Funded Warrants remained outstanding.

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

Acquisition of Novellus

On July 16, 2021, we acquired Novellus, Inc. and Novellus, Inc.’s wholly owned subsidiary, Novellus, Ltd. Brooklyn also acquired 25.0% of the total outstanding equity interests of NoveCite, Inc.  As consideration for the Acquisition, we paid $22.9 million in cash and delivered 7,022,000 shares of common stock, which under the terms of the Acquisition Agreement, were valued at a total of $102.0 million based on an agreed upon price of $14.5253 per share.  At the date of issuance, the fair value of the shares was approximately $58.7 million.

mRNA, Gene-Editing, and Cellular Medicines

We are advancing the technology that we obtained through a license with Factor and through the Acquisition of Novellus, Inc. and Novellus, Ltd. in July 2021 to evaluate and develop mRNA, gene-editing, and cellular medicines, with an initial focus on hematologic and solid tumors. We expect that the first-generation product candidates will include gene-editing mRNA for in vivo cell engineering and induced pluripotent stem cell (“iPSC”)-derived cytotoxic lymphocytes (“iCLs”) and immune-modulating cells (“iIMCs”). We expect to begin preclinical development, including manufacturing process development, of iCLs and iIMCs for clinical indications including hematologic and solid tumors, as well as other indications that require overcoming molecular cues of the tissue microenvironment. The prior work of Novellus and NoveCite shows evidence for preclinical efficacy of iPSC-derived cells in inflammatory conditions (for example, acute respiratory distress syndrome, or ARDS). Interactions with the FDA provided guidance on Chemistry, Manufacturing and Controls (“CMC”), and manufacturing plans, which will be undertaken in a similar manner for additional applications. We expect that second generation products will involve more complex gene editing, for which we anticipate using the stepwise addition of genes provided by the in-licensed Factor Bioscience gene editing machinery, NoveSlice, to efficiently place genes and regulatory sequences into safe harbor locations. Development of processes to advance CMC and manufacturing will follow the experience from first generation products. We are also exploring opportunities to advance in vivo mRNA cell engineering therapies for hematologic and solid tumors by combining the NoveSlice gene editing technology with ToRNAdoTM, the in-licensed LNP technology.

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

Results of the Phase 2b INSPIRE trial, or the INSPIRE trial, released in June 2022, showed outcomes favored IRX-2 in certain predefined subgroups but the INSPIRE trial did not meet the primary endpoint of Event-Free Survival (“EFS”) at two years of follow up. One hundred and fifty patients were enrolled in the study. At two years of follow-up in the intention-to-treat (ITT, n=105) population the median EFS was 48.3 months and was not reached in the control arm (Hazard Ratio 1.10 (95% Confidence Interval, 0.6-2.1; p value=0.62)). Subgroups favoring the IRX-2 arm included patients with later stage (III and IV) disease and those that did not receive chemotherapy. Trends in EFS rates as defined by the Kaplan-Meier estimate at two years of follow-up in patients with later stage (III and IV) disease were 57.2 (40.3, 70.9) vs 49.4 (28.3, 67.4) in favor of IRX-2. In patients that did not receive chemotherapy (radiation only) as part of adjuvant treatment, the EFS Kaplan-Meier estimate at two years of follow-up was 76.4 (52.2, 89.4) vs 60.6 (29.4, 81.4) in favor of IRX-2. There were no new safety signals observed with IRX-2. We currently do not have plans to further develop the IRX-2 product candidate.

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

Recent Developments

PIPE Transaction

On March 6, 2022, we entered into a Securities Purchase Agreement with an investor (the “PIPE Investor”) providing for the private placement (the “PIPE Transaction”) to the PIPE Investor of approximately 6,857,000 units (the “Units”), each of  which consisted of (i) one share of our common stock (or, in lieu thereof, one pre-funded warrant (the “Pre-Funded Warrants”) to purchase one share of common stock) and (ii) one warrant (the “Common Warrants”) to purchase one share of common stock, for an aggregate purchase price of approximately $12.0 million (the “Subscription Amount”). The PIPE Transaction closed on March 9, 2022. We incurred fees of $1.0 million through June 30, 2022 related to the PIPE Transaction.

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

On May 24, 2022, we provided the PIPE Investor with notice that it was not able to resell the securities under the registration agreement because we did not timely file our Quarterly Report on Form 10-Q (the “Q1 2022 10-Q”) with the SEC, and that the PIPE Investor could not use the registration statement to resell the related securities until we filed the Q1 2022 10-Q.  Because the PIPE Investor was unable to use the resale registration statement for at least 10 consecutive calendar days, we accrued $0.2 million during the first quarter of 2022 for the estimated contingent loss we expect to incur as a result of the late Q1 2022 10Q filing, which is recorded in other expense, net for the six months ended June 30, 2022 in the accompanying condensed consolidated statements of operations.  We paid the $0.2 million liquidated damages payment in June 2022.

On June 30, 2022, we filed the Q1 2022 10-Q along with the 10-K/A, and on July 1, 2022, we provided notice to the PIPE Investor that it may resume use of the resale registration statement.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2022 and 2021

	Three months ended June 30,		Change	Six months ended June 30,		Change
	2022	2021		2022	2021
(in thousands)
Operating expenses:
Research and development	$1,685	$5,432	$(3,747)	$3,467	$6,965	$(3,498)
General and administrative	6,205	4,581	1,624	10,719	6,204	4,515
Impairment of in-process research and	5,990	-	5,990	5,990	-	5,990
Transaction costs	-	-	-	-	5,765	(5,765)
Total operating expenses	13,880	10,013	3,867	20,176	18,934	1,242

Loss from operations	(13,880)	(10,013)	(3,867)	(20,176)	(18,934)	(1,242)

Other income (expense), net:
Loss on sale of NTN assets	-	(50)	50	-	(9,648)	9,648
Change in fair value of warrant liabilities	10,792	-	10,792	9,470	-	9,470
Loss on non-controlling investment	(296)	-	(296)	(911)	-	(911)
Other expense, net	(14)	(22)	8	(1,156)	(25)	(1,131)
Total other income (expense), net	10,482	(72)	10,554	7,403	(9,673)	17,076

Net loss	$(3,398)	$(10,085)	$6,687	$(12,773)	$(28,607)	$15,834

Research and Development Expenses

	Three months ended June 30,
	2022	2021	Change
(in thousands)
License fees	$-	$4,000	$(4,000)
Stock-based compensation	470	168	302
Payroll-related	639	593	46
Clinical trials	402	526	(124)
Professional fees	79	39	40
Other expenses, net	95	106	(11)
Total research and development expenses	$1,685	$5,432	$(3,747)

	Six months ended June 30,
	2022	2021	Change
(in thousands)
License fees	$-	$4,000	$(4,000)
Payroll-related	1,601	1,054	547
Stock-based compensation	891	571	320
Clinical trials	632	961	(329)
Professional fees	120	126	(6)
Other expenses, net	223	253	(30)
Total research and development expenses	$3,467	$6,965	$(3,498)

For the three and six months ended June 30, 2022, our research and development expenses decreased primarily due to a $4.0 million license fee paid in 2021 to Factor and Novellus, Ltd. (the “Licensors”) under the exclusive license agreement with the Licensors, as well as due to a decrease in clinical trial and other miscellaneous expense, offset by increased stock compensation expense due to increased equity awards granted during 2022, as compared to equity awards granted in 2021, and increased payroll expense due to increased headcount, as well as increased severance expense when compared to the same periods in 2021.

In January 2022, we completed a reduction in our workforce involving eight research and development employees.  As a result, we incurred approximately $0.5 million for severance and termination-related costs, which we recorded during the first quarter of 2022. In June 2022, we made the decision to consolidated our research and development in Cambridge, Massachusetts, and as a result, we accrued approximately $0.1 million for severance and termination-related costs for certain employees in the San Diego, California location.

General and Administrative Expenses

	Three months ended June 30,
	2022	2021	Change
(in thousands)
Payroll-related	$1,533	$142	$1,391
Impairment of ROU asset	772	-	772
Professional fees	2,083	2,721	(638)
Stock-based compensation	409	986	(577)
Insurance	527	367	160
Occupancy expense	182	150	32
Other expenses, net	699	215	484
Total general and administrative expenses	$6,205	$4,581	$1,624

	Six months ended June 30,
	2022	2021	Change
(in thousands)
Payroll-related	$2,282	$175	$2,107
Impairment of ROU asset	772	-	772
Professional fees	3,404	4,040	(636)
Insurance	894	400	494
Stock-based compensation	1,170	1,003	167
Occupancy expense	382	301	81
Loss on disposal of fixed assets	274	-	274
Other expenses, net	1,541	285	1,256
Total general and administrative expenses	$10,719	$6,204	$4,515

The increase in general and administrative expense for the three and six months ended June 30, 2022 was primarily related to increased headcount as well as severance expense for certain employees, including our former Chief Executive Officer, who resigned effective May 26, 2022.  We also recognized a non-cash impairment charge on our San Diego, California right-of-use (“ROU”) operating lease asset due to our intent to consolidate our research and development activities in Cambridge, Massachusetts and to sublease the San Diego, California facility.  Other increases include premiums for public company insurance policies, non-cash stock-based compensation expense due to increased equity awards, increased other expenses, net, primarily due to legal-related matters, and losses on the disposal of fixed assets when compared to the same periods in 2021.

Impairment of In-Process Research and Development

As discussed above, in June 2022, we received the results from the INSPIRE phase 2 trial of IRX-2. The IRX-2 multi-cytokine biologic immunotherapy represents substantially all the fair value assigned to the technologies of IRX that we acquired in 2018. Despite outcomes that favored IRX-2 in certain predefined subgroups, the INSPIRE trial did not meet the primary endpoint of Event-Free Survival (EFS) at two years of follow up. Significant additional clinical development work will be required to advance IRX-2 in the form of additional Phase 2 and 3 studies to further evaluate the treatment effect of IRX-2 in patient subgroups and in combination with checkpoint inhibitor therapies.  The INSPIRE trial is the only company sponsored study of IRX-2.  IRX-2 has been studied externally in other clinical settings outside of head and neck cancer in the form of investigator sponsored trials, which have either ended or are not currently active. Based on the totality of available information, we currently do not have plans to further develop the IRX-2 product candidate. As such, we determined that the carrying value of the IPR&D asset was impaired and recognized a non-cash impairment charge of approximately $6.0 million on the condensed consolidated balance sheet as of June 30, 2022, which reduced the value of this asset to zero.

Transaction Costs

The $5.8 million in transaction costs during the six months ended June 30, 2021 related to the issuance of common stock to Brooklyn LLC’s financial advisor upon consummation of the Merger, and there were no comparable transaction costs for same periods in 2022.

Loss on Sales of NTN Assets

A $0.1 million and $9.6 million loss on the sale of NTN assets for the three and six months ended June 30, 2021, respectively, were incurred when we completed the Disposition, and there were no comparable losses on sale for the three and six months ended June 30, 2022.

Warrant Liabilities Expense

For the three months ended June 30, 2022, we recognized a credit of $10.8 million for the change in the fair value of warrant liabilities due to a decrease in the market price of our common stock during the quarter.  For the six months ended June 30, 2022, we recognized a credit of  $10.1 million for the change in the fair value of warrant liabilities, which was offset by $0.6 million in expense related to the excess fair value of the Common Warrants and Pre-Funded Warrant issued in connection with the PIPE Transaction over the $12.0 million gross proceeds received. There were no comparable expenses for the three and six months ended June 30, 2021.

Loss on Non-Controlling Investment

During the three and six months ended June 30, 2022, we recognized $0.3 million and $0.9 million of loss on our 25% non-controlling investment in NoveCite, respectively.  Of the $0.9 million loss for the six months ended June 30, 2022, $0.5 million relates to the prior year.  We account for our investment in NoveCite under the equity method.  There were no comparable expenses for the three and six months ended June 30, 2021.

Other Expense, Net

	Three months ended June 30,
	2022	2021	Change
(in thousands)
PIPE transaction fees	$(15)	$-	$(15)
Interest expense, net	(13)	(22)	9
Other (expense) income , net	14	-	14
Total other expense, net	$(14)	$(22)	$8

	Six months ended June 30,
	2022	2021	Change
(in thousands)
PIPE transaction fees	$(1,007)	$-	$(1,007)
Liquidated damages	(240)	-	(240)
Interest expense, net	(14)	(36)	22
Other (expense) income , net	105	11	94
Total other expense, net	$(1,156)	$(25)	$(1,131)

For the three months ended June 30, 2022, we recognized an immaterial decrease in other expense, net when compared to the same period in 2021.  During the six months ended June 30, 2022, our increase in other expense, net was primarily due to fees related to the PIPE Transaction, which was allocated to the warrants issued in connection with the transaction. Additionally, we incurred a loss related to the liquidated damages we incurred as a result of not timely filing the Q1 2022 10Q with the SEC.  These increases in expense were offset by a decrease in interest expense and an increase in other income for the six months ended June 30, 2022 when compared to the same period in 2021.

Liquidity and Capital Resources

At June 30, 2022, we had cash and cash equivalents of approximately $19.4 million. On March 9, 2022, we issued 5,500,000 shares of common stock and Pre-Funded Warrants representing approximately 1,357,000 shares of common stock for net proceeds of approximately $11.0 million in connection with the PIPE Transaction.  Pursuant to the purchase agreement entered into in respect of the PIPE Transaction, we are prohibited from issuing equity in variable rate transactions for a period of one-year following consummation of the PIPE Transaction, including issuing equity under the Second Purchase Agreement.

We have to date incurred operating losses, and we expect these losses to continue in the future as we further develop our product development programs and operate as a publicly traded company.  Developing product candidates, conducting clinical trials and commercializing products are expensive, and we will need to raise substantial additional funds to achieve our strategic objectives. It will likely be some years before we obtain the necessary regulatory approvals to commercialize one or more of our product candidates. Based on our current financial condition and forecasts of available cash, including as mentioned above, we believe we do not have sufficient funds to fund our operations for the next twelve months from the filing of the financial statements contained in this Quarterly Report on Form 10-Q for the period ended June 30, 2022 (the “Q2 2022 10-Q”). There can be no assurance that we will ever be in a position to commercialize IRX-2 or any other product candidate we may acquire, or that we will obtain any additional financing that we require in the future or, even if such financing is available, that it will be obtainable on terms acceptable to us.

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

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying consolidated statements of cash flows, are summarized as follows:

	For the six months ended June 30,
(in thousands)	2022	2021	Change
Cash provided by (used in):
Operating activities	$(9,425)	$(10,234)	$809
Investing activities	(133)	266	(399)
Financing activities	11,980	58,503	(46,523)
Net increase in cash and cash equivalents	$2,422	$48,535	$(46,113)

Net Cash Used in Operating Activities

The decrease in cash used in operating activities was due to a decrease in net loss of $0.6 million, after giving effect to adjustments made for non-cash transactions, offset by an increase in cash provided by operating assets and liabilities of $1.4 million during the six months ended June 30, 2022 compared to the same period in 2021.  The increase in cash provided by operating assets and liabilities was primarily driven by increased accrued compensation due to higher headcount and severance as well as accrued costs for litigation matters, offset by a decrease in prepaid expenses and other current assets during the six months ended June 30, 2022 compared to the same period in 2021.

Net Cash (Used in) Provided by Investing Activities

The increase in net cash used in investing activities was primarily due to purchases of capital equipment of $0.2 million offset by proceeds from the sale of fixed assets of $0.1 million during the six months ended June 30, 2022 compared to the same period in 2021.  Also, the six months ended June 30, 2021 included proceeds of approximately $0.3 million from the Merger and the Disposition transactions.  There were no similar transactions during the six months ended June 30, 2022.

Net Cash Provided by Financing Activities

The decrease in net cash provided by financing activities was primarily the result of a decrease in net proceeds from capital raises of approximately $47 million, net, offset by a decrease in principal payments made for long-term debt arrangements of $0.5 million during the six months ended June 30, 2022 compared to the same period in 2021.

Critical Accounting Policies and Estimates

There were no significant changes in our critical accounting estimates during the three and six months ended June 30, 2022 from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the 10-K/A.

Recent Accounting Pronouncements

In June 2022, the Financial Accounting Standard Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). The FASB issued ASU 2022-03 to (1) clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) to amend a related illustrative example, and (3) to introduce new disclosure requirements for equity related securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years with early adoption permitted. We are evaluating when to adopt the amendments in ASU 2022-02. We do not expect a material impact as a result of adopting this amendment.

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

In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we were required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as of the end of the period covered by this Q2 2022 10-Q under the supervision, and with the participation, of our management, including our interim Chief Executive Officer and President (who serves as our principal executive officer) and our Chief Financial Officer (who serves as our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures.

Based on that evaluation, our interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Q2 2022 10-Q in providing reasonable assurance of achieving the desired control objectives due primarily to the material weaknesses discussed below.

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

Additionally, we were unable to timely file our Q1 2022 10Q with the SEC due to identifying errors in our financial statements reported in the Original 10-K for the years ended December 31, 2021 and 2020 during our preparation of the financial statements for the quarter ended March 31, 2022.  Management concluded that the errors were the result of accounting personnel’s’ lack of technical proficiency in complex matters.  We filed an amendment to our Annual Report on Form 10-K/A for the years ended December 31, 2021 and 2020 on June 30, 2022 to correct the errors in our financial statements for the years ended December 31, 2021 and 2020 and for the quarters ended June 30, 2020, September 30, 2020, March 31, 2021, June 30, 2021 and September 30, 2021.  See the Form 10-K/A for further detail on the restatement.

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

•	providing additional training to accounting personnel; and.

•	consulting with an accounting advisor for technical, complex and non-recurring matters, with whom we have engaged and begun consulting.

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

This information is set forth under “Note 9—Commitments and Contingencies—Legal Matters” to the condensed consolidated financial statements included in this Q2 2022 10-Q and is incorporated in this Item 1 by reference.

From time to time we may become involved in legal proceedings arising in the ordinary course of business. Except as described above, we do not believe there is any litigation pending that could have, individually or in the aggregate, a material adverse effect on our results of operations, financial condition or cash flows.

Item 1A.	Risk Factors.

During the reporting period covered by this Quarterly Report on Form 10-Q, there have been no material changes to our risk factors as set forth in the 10-K/A and Q1 2022 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit	Description	Incorporated By Reference
10.1*	Amended and Restated Executive Employment Agreement, dated as of May 10, 2022, by and between Brooklyn ImmunoTherapeutics, Inc. and Andrew Jackson.	Exhibit 10.1 to Form 8-K filed on May 31, 2022
10.2*#	Separation Agreement and General Release, dated May 25, 2022, by and between Brooklyn ImmunoTherapeutics, Inc. and Howard J. Federoff.	Exhibit 10.2 to Form 8-K filed on May 31, 2022
10.3	Torrey Pines Science Center Lease, dated March 31, 2022, between Brooklyn ImmunoTherapeutics, Inc. and Torrey Pines Science Center Limited Partnership..	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*            Management contract or compensation plan or arrangement
#            Pursuant to Item 601(a)(5) of Regulation S-K, schedules and similar attachments to this exhibit have been omitted because they do not contain information material to an investment or voting decision and such information is not otherwise disclosed in such exhibit.  The Company will supplementally provide a copy of any omitted schedule or similar attachment to the U.S. Securities and Exchange Commission or its staff upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BROOKLYN IMMUNOTHERAPEUTICS, INC.

Date: August 11, 2022	By:	/s/ Andrew Jackson
Andrew Jackson
Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)