Form 10-Q
period 2022-09-30
Eterna Therapeutics Inc.
filed 2022-11-14
CIK 748592

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _____________

Commission file number: 001-11460

Eterna Therapeutics Inc.
(Exact name of registrant as specified in its charter)

Delaware	31-1103425
(State of incorporation)	(I.R.S. Employer Identification No.)

10355 Science Center Drive, Suite 150 San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

(212) 582-1199
(Registrant’s telephone number, including area code)

Brooklyn ImmunoTherapeutics, Inc.
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, $0.005 par value per share	ERNA	The Nasdaq Stock Market LLC

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

As of November 11, 2022, the registrant had outstanding 2,942,120 shares of common stock, $0.005 par value per share.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements related to future events, results, performance, prospects and opportunities, including statements related to our strategic plans and targets, revenue generation, product availability and offerings, capital needs, capital expenditures, industry trends and our financial position. Forward-looking statements are based on information currently available to us, on our current expectations, estimates, forecasts, and projections about the industries in which we operate and on the beliefs and assumptions of management. Forward looking statements often contain words such as “expects,” “anticipates,” “could,” “targets,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “would,” and similar expressions. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, and other characterizations of future events or circumstances, are forward-looking statements. Forward-looking statements by their nature address matters that are, to different degrees, subject to risks and uncertainties that could cause actual results to differ materially and adversely from those expressed in any forward-looking statements. For us, particular factors that might cause or contribute to such differences include those risks and uncertainties described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K/A for the year ended December 31, 2021 and described in other documents we file from time to time with the Securities and Exchange Commission, which we refer to as the SEC.

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

On October 17, 2022 we changed our name from Brooklyn ImmunoTherapeutics, Inc. to Eterna Therapeutics Inc. Unless stated otherwise or the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “Eterna” refer to Eterna Therapeutics Inc., references to “Brooklyn LLC” refer to Brooklyn ImmunoTherapeutics LLC, a wholly owned subsidiary of Eterna, and references to the “Company,” “we,” “us” or “our” refer to Eterna and its subsidiaries, including Brooklyn LLC, Novellus, Inc. and Novellus Therapeutics Limited.

ii

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements

ETERNA THERAPEUTICS INC.
 CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amount)
(unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash	$13,254	$16,985
Other receivable	926	684
Prepaid expenses and other current assets	1,672	1,097
Total current assets	15,852	18,766
Property and equipment, net	231	670
Right-of-use assets - operating leases	1,912	2,567
Goodwill	2,044	2,044
In-process research and development	-	5,990
Investment in non-controlling interest	68	1,000
Other assets	819	488
Total assets	$20,926	$31,525

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,150	$1,755
Accrued expenses	3,230	1,249
Operating lease liabilities, current	436	426
Finance lease liabilities, current	3	-
Other current liabilities	2,648	247
Total current liabilities	7,467	3,677
Warrant liabilities	633	-
Operating lease liabilities, non-current	2,317	2,297
Finance lease liabilities, non-current	6	-
Other liabilities	1,690	48
Total liabilities	12,113	6,022

Stockholders’ equity:
Preferred stock, $0.005 par value, 1,000 shares authorized, 156 designated and outstanding of Series A convertible preferred stock at September 30, 2022 and December 31, 2021, $156 liquidation preference	1	1
Common stock, $0.005 par value, 100,000 shares authorized at September 30, 2022 and December 31, 2021; 2,942 and 2,601 issued and outstanding at September 30, 2022 and December 31, 2021, respectively	15	13
Additional paid-in capital	169,596	166,190
Accumulated deficit	(160,799)	(140,701)
Total stockholders’ equity	8,813	25,503
Total liabilities and stockholders’ equity	$20,926	$31,525

Share and per share data have been adjusted for all periods presented to reflect a 1-for-20 reverse stock split effective October 17, 2022.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ETERNA THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$4,963	$1,491	$8,430	$8,456
In-process research and development	-	80,538	5,990	80,538
General and administrative	3,341	4,247	14,060	10,451
Transaction costs	-	-	-	5,765
Total operating expenses	8,304	86,276	28,480	105,210
Loss from operations	(8,304)	(86,276)	(28,480)	(105,210)

Other income (expense), net:
Loss on sale of NTN assets	-	-	-	(9,648)
Change in fair value of warrant liabilities	1,024	-	10,493	-
Loss on non-controlling investment	(21)	-	(932)	-
Other (expense) income, net	(10)	290	(1,166)	265
Total other income (expense), net	993	290	8,395	(9,383)
Loss before income taxes	(7,311)	(85,986)	(20,085)	(114,593)
Provision for income taxes	(5)	-	(5)	-
Net loss	(7,316)	(85,986)	(20,090)	(114,593)
Series A preferred stock dividend	-	-	(8)	(8)
Net loss attributable to common stockholders	$(7,316)	$(85,986)	$(20,098)	$(114,601)

Net loss per common share - basic and diluted	$(2.49)	$(34.03)	$(7.04)	$(56.79)
Weighted average shares outstanding - basic and diluted	2,941	2,527	2,855	2,018

Share and per share data have been adjusted for all periods presented to reflect a 1-for-20 reverse stock split effective October 17, 2022.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ETERNA THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ AND MEMBERS’ EQUITY
For the three and nine months ended September 30, 2022 and 2021 (unaudited)
(in thousands)

	Common Stock		Series A Preferred Stock		Additional Paid- in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances at July 1, 2022	2,873	$14	156	$1	$168,246	$(153,483)	$14,778
Issuance of common stock from vested restricted stock units	1	-	-	-	-	-	-
Issuance of common stock from exercise of pre-funded warrants	68	1	-	-	874	-	875
Stock-based compensation	-	-	-	-	476	-	476
Net loss	-	-	-	-	-	(7,316)	(7,316)
Balances at September 30, 2022	2,942	$15	156	$1	$169,596	$(160,799)	$8,813
Balances at January 1, 2022	2,601	$13	156	$1	$166,190	$(140,701)	$25,503
Issuance of common stock in connection with private offering	275	1	-	-	(1)	-	-
Forfeiture of unvested restricted stock	(4)	-	-	-	-	-	-
Issuance of common stock from vested restricted stock units	2	-	-	-	(5)	-	(5)
Issuance of common stock from exercise of pre-funded warrants	68	1	-	-	874	-	875
Stock-based compensation	-	-	-	-	2,538	-	2,538
Cash dividends to Series A preferred stockholders	-	-	-	-	-	(8)	(8)
Net loss	-	-	-	-	-	(20,090)	(20,090)
Balances at September 30, 2022	2,942	$15	156	$1	$169,596	$(160,799)	$8,813

Share and per share data have been adjusted for all periods presented to reflect a 1-for-20 reverse stock split effective October 17, 2022.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ETERNA THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ AND MEMBERS’ EQUITY
For the three and nine months ended September 30, 2022 and 2021 (unaudited)
(in thousands)

		Membership Equity			Common Stock		Series A Preferred Stock		Additional Paid- in	Accumulated
	Class A	Class B	Class C	Common	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances at July 1, 2021	$-	$-	$-	$-	2,235	$11	156	$1	$100,347	$(46,756)	$53,603
Common stock to be retained by NTN stockholders	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock from the exercise of stock options	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock related to stock purchase agreement with Lincoln Park Capital Fund, LLC, net	-	-	-	-	17	-	-	-	3,500	-	3,500
Issuance of common stock in lieu of cash dividend to Series A preferred stockholders	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock in connection with the acquisition of Novellus, Inc.	-	-	-	-	351	2	-	-	58,682	-	58,684
Forfeiture of unvested restricted stock	-	-	-	-	(1)	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	1,729	-	1,729
Net loss	-	-	-	-	-	-	-	-	-	(85,986)	(85,986)
Balances at September 30, 2021	$-	$-	$-	$-	2,602	$13	156	$1	$164,258	$(132,742)	$31,530
Balances at January 1, 2021	$23,202	$1,400	$1,000	$198	-	$-	-	$-	$-	$(18,141)	$7,659
Brooklyn rights offerings membership units	10,500	-	-	-	-	-	-	-	-	-	10,500
Elimination of Brooklyn’s historical members’ equity	(33,702)	(1,400)	(1,000)	(198)	-	-	-	-	36,300	-	-
Issuance of common stock for business combination	-	-	-	-	76	-	-	-	8,177	-	8,177
Series A preferred stock retained in business combination	-	-	-	-	-	-	156	1	(1)	-	-
Issuance of common stock to Brooklyn members	-	-	-	-	1,946	10	-	-	(10)	-	-
Issuance of common stock to Financial Advisor upon consummation of merger	-	-	-	-	53	-	-	-	5,765	-	5,765
Issuance of common stock from the exercise of stock options	-	-	-	-	-	-	-	-	10	-	10
Issuance of common stock related to stock purchase agreement with Lincoln Park Capital Fund, LLC, net	-	-	-	-	178	1	-	-	52,025	-	52,026
Issuance of common stock in lieu of cash dividend to Series A preferred stockholders	-	-	-	-	-	-	-	-	8	(8)	-
Issuance of common stock in connection with the acquisition of Novellus, Inc.	-	-	-	-	351	2	-	-	58,682	-	58,684
Forfeiture of unvested restricted stock	-	-	-	-	(2)	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	3,302	-	3,302
Net loss	-	-	-	-	-	-	-	-	-	(114,593)	(114,593)
Balances at September 30, 2021	$-	$-	$-	$-	2,602	$13	156	$1	$164,258	$(132,742)	$31,530

Share and per share data have been adjusted for all periods presented to reflect a 1-for-20 reverse stock split effective October 17, 2022.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ETERNA THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the nine months ended
	September 30,
	2022	2021
Cash flows used in operating activities:
Net loss	$(20,090)	$(114,593)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	144	93
Stock-based compensation	2,538	3,302
Amortization of right-of-use asset	267	243
Impairment of right-of-use asset	772	-
Impairment of in-process research and development	5,990	-
In-process R&D acquired in Novellus asset acquisition	-	80,538
Transaction costs - shares to Financial Advisor	-	5,765
Loss on sale of NTN assets	-	9,648
Loss on disposal of fixed assets	431	13
Gain on forgiveness of PPP loan	-	(310)
Gain on lease termination	(85)	-
Gain on lease warrant liabilities	(10,493)	-
Loss on non-controlling investment	932	-
Changes in operating assets and liabilities:
Other receivable	(237)	5
Prepaid expenses and other current assets	(575)	(1,109)
Other non-current assets	(331)	(31)
Accounts payable and accrued expenses	1,376	(196)
Operating lease liability	(223)	(226)
Other liabilities	4,043	202
Net cash used in operating activities	(15,541)	(16,656)
Cash flows used in investing activities:
Purchase of property and equipment	(276)	(7)
Purchase of Novellus, net of common stock issue and cash acquired	-	(22,854)
Proceeds from the sales of fixed assets	100	-
Purchase of NTN, net of cash acquired	-	147
Proceeds from the sale of NTN assets, net of cash disposed	-	119
Net cash used in investing activities	(176)	(22,595)
Cash flows provided by financing activities:
Proceeds from issuance of common stock and warrants in connection with private offering	11,993	-
Issuance of common stock from exercise of pre-funded warrants	7	-
Payroll tax remitted on net share settlement of equity awards	(5)	-
Dividends paid to Series A preferred stockholders	(8)	-
Principal payments on finance leases	(1)	-
Proceeds from issuance of common stock to Lincoln Park	-	54,106
Fees incurred in connection with the common stock issued to Lincoln Park	-	(2,080)
Proceeds from sale of members’ equity	-	10,500
Proceeds from the exercise of stock options	-	10
Repayment of NTN’s PPP loan	-	(532)
Net cash provided by financing activities	11,986	62,004
Net (decrease) increase in cash and cash equivalents	(3,731)	22,753
Cash and cash equivalents at beginning of period	16,985	1,630
Cash and cash equivalents at end of period	$13,254	$24,383

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$25	$13
Income taxes	$8	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of warrant liability to equity	$867	$-
Issuance of common stock for Series A preferred stock dividend	$-	$8
Issuance of common stock for business combination	$-	$8,177
Issuance of common Stock for Novellus acquisition	$-	$58,684
Series A preferred stock retained in business combination	$-	$1
Initial measurement of ROU assets, net of tenant improvement allowance	$1,706	$816
Initial measurement of operating lease liabilities	$1,706	$866
Initial measurement of finance lease liabilities	$10	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ETERNA THERAPEUTICS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1)	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

On October 11, 2022, Eterna Therapeutics Inc., a Delaware corporation, (“Eterna” or the “Company”), filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Restated Certificate of Incorporation, as amended (the “Charter”), to change its name from Brooklyn ImmunoTherapeutics, Inc. to Eterna Therapeutics Inc., which became effective on October 17, 2022 (the “Name Change”). The Name Change did not require approval of the Company’s stockholders and did not affect the rights of the Company’s security holders. In connection with the Name Change, the trading symbol of the Company’s common stock, par value $0.005 per share (“common stock”), on The Nasdaq Global Market changed from “BTX” to “ERNA.”

Eterna, together with its subsidiaries including Brooklyn ImmunoTherapeutics LLC (“Brooklyn LLC”), Novellus, Inc. (“Novellus”) and Novellus Therapeutics Limited (“Novellus Ltd.”), is a biopharmaceutical company using its mRNA technology platform, including mRNA-based cell reprogramming and gene editing technologies, to create next generation mRNA, gene editing and cell therapies, including iPSC therapies for multiple therapeutic indications. The Company also plans to develop and advance a pipeline of therapeutic products both internally and through strategic partnerships. As used herein, the “Company” refers collectively to Eterna and its subsidiaries.

On August 12, 2020, Eterna (then known as “NTN Buzztime, Inc.”), Brooklyn LLC and BIT Merger Sub, Inc., a wholly owned subsidiary of Eterna (the “Merger Sub”), entered into an agreement and plan of merger and reorganization (the “Merger Agreement”) pursuant to which, among other matters, Merger Sub merged with and into Brooklyn LLC, with Brooklyn LLC continuing as a wholly owned subsidiary of Eterna and as the surviving company of the merger (the “Merger”). The Merger closed on March 25, 2021. In connection with the Merger, the Company changed its name from “NTN Buzztime, Inc.” to “Brooklyn ImmunoTherapeutics, Inc.,” and, as described above, the Company has since changed its name to Eterna Therapeutics Inc. The Merger was accounted for as a reverse acquisition, in which Brooklyn LLC was deemed the acquiring company for accounting purposes.

On March 26, 2021, Eterna sold its rights, title and interest in and to the assets relating to the business operated under the name “NTN Buzztime, Inc.” (the “Disposition”) prior to the Merger to eGames.com Holdings LLC (“eGames.com”) in accordance with the terms of an asset purchase agreement dated September 18, 2020, as amended, between Eterna and eGames.com (the “Asset Purchase Agreement”).

On July 16, 2021, Eterna and its newly formed, wholly owned subsidiary Brooklyn Acquisition Sub, Inc. entered into an agreement and plan of acquisition (the “Novellus Acquisition Agreement”) with (a) Novellus LLC, (b) Novellus (the sole equity holder of Novellus Ltd. and, prior to the closing under the Novellus Acquisition Agreement, a subsidiary of Novellus LLC), and (c) a seller representative (the “Novellus Acquisition”), pursuant to which Eterna acquired Novellus and its subsidiary, Novellus Ltd. As part of the Novellus Acquisition, Eterna also acquired 25.0% of the total outstanding equity interests of NoveCite, Inc. (“NoveCite”), a corporation focused on developing an allogeneic mesenchymal stem cell product for patients with acute respiratory distress syndrome, including from COVID-19.

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

These condensed consolidated financial statements should be read together with the audited consolidated financial statements and notes thereto contained in Eterna’s Annual Report on Form 10-K/A for the year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) on June 30, 2022 (the “10-K/A”). The accompanying condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited financial statements contained in the 10-K/A but does not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2022, or any other period.

Reverse Stock Split

As approved by the Company’s stockholders at the Company’s Annual Meeting of Stockholders held on September 21, 2022, the Company effected a reverse stock split of its common stock at a ratio of 1-for-20, as determined by the Company’s Board of Directors within the parameters approved by the Company’s stockholders (the “Reverse Stock Split”).  The Reverse Stock Split became effective under Delaware law at 11:59 p.m. Eastern time on October 16, 2022.

Upon the effectiveness of the Reverse Stock Split, every twenty shares of the issued and outstanding common stock were automatically combined and reclassified into one issued and outstanding share of common stock. The Reverse Stock Split did not affect any stockholder’s ownership percentage of the common stock, alter the par value of the common stock or modify any voting rights or other terms of the common stock. The number of authorized shares of common stock under the Charter remains unchanged. No fractional shares were issued in connection with the Reverse Stock Split. In lieu of any fractional shares to which a stockholder would otherwise be entitled, the Company paid an amount of cash equal to the product of (i) the fractional share to which the holder would otherwise be entitled and (ii) the then fair value of a share as determined in good faith by the Board. The Company paid an aggregate of $719 for a total of 175 fractional shares.

All share and per share data in this Quarterly Report on Form 10-Q have been adjusted for all periods presented to reflect the Reverse Stock Split.

Reclassifications

Certain reclassifications have been made to Eterna’s prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on Eterna’s previously reported results of operations or accumulated deficit.

2)	LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred significant operating losses and has an accumulated deficit as a result of ongoing efforts to develop product candidates, including conducting clinical trials and providing general and administrative support for operations. As of September 30, 2022, the Company had a cash balance of approximately $13.3 million and an accumulated deficit of approximately $160.8 million. For the three and nine months ended September 30, 2022, the Company incurred a net loss of $7.3 million and $20.1 million, respectively, and for the nine months ended September 30, 2022, the Company used cash in operating activities of $15.5 million.

On October 18, 2022, the Company entered into a facility sublease agreement (the “Sublease”) for approximately 45,500 square feet of office and laboratory space in Somerville, Massachusetts.  Pursuant to the Sublease, the Company delivered to the sublessor a security deposit in the form of a letter of credit in the amount of $4.1 million, which will be reduced on an incremental basis throughout the term of the lease.  The letter of credit was issued by the Company’s commercial bank, which required that the Company cash collateralize the letter of credit by depositing $4.1 million in a restricted cash account with such bank.  The amount of required restricted cash collateral will decline in parallel with the reduction in the amount of the letter of credit over the term of the sublease.  The Company’s deposit of this restricted cash reduced the amount of working capital the Company has to fund its operations. See Note 15, Subsequent Events, for more information on the Sublease.

In connection with preparing the accompanying condensed consolidated financial statements as of and for the three and nine months ended September 30, 2022, the Company’s management concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern because it does not expect to have sufficient cash or working capital resources to fund operations for the twelve-month period subsequent to the issuance date of these financial statements. The Company will need to raise additional capital, which could be through the remaining availability under an equity line purchase agreement with Lincoln Park Capital Fund, LLC (the “Second Purchase Agreement”) (to the extent the Company is permitted to use such agreement) (see Note 12), public or private equity offerings, debt financings, corporate collaborations or other means. The Company may also seek governmental grants to support its clinical trials and preclinical trials. The Company currently has no arrangements for such capital and no assurances can be given that it will be able to raise such capital when needed, on acceptable terms, or at all.

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

Merger

On August 12, 2020, Eterna, Brooklyn LLC and the Merger Sub entered into the Merger Agreement, and the Merger closed on March 25, 2021. The Merger was accounted for as a reverse acquisition, in which Brooklyn LLC was deemed the acquiring company for accounting purposes. Brooklyn LLC, as the accounting acquirer, recorded the assets acquired and liabilities assumed of Eterna in the Merger at their fair values as of the acquisition date.

Brooklyn LLC was determined to be the accounting acquirer based upon the terms of the Merger and other factors including that (i) Brooklyn LLC members, received common stock in the Merger that represented 96.35% of Eterna’s outstanding common stock on a fully diluted basis, (ii) all of the directors of Eterna immediately after the Merger were designated by Brooklyn LLC under the terms of the Merger Agreement and (iii) existing members of Brooklyn LLC’s management became the management of Eterna immediately after the Merger.

At the closing of the Merger, all the outstanding membership interests of Brooklyn LLC converted into the right to receive an aggregate of approximately 1,999,000 shares of common stock, of which 53,000 shares were issued as compensation to Brooklyn LLC’s financial advisor for its services to Brooklyn LLC in connection with the Merger.

The purchase price of $8.2 million, which represents the consideration transferred in the Merger to stockholders of Eterna immediately before the Merger, was calculated based on the closing price of $108 per share for approximately 76,000 shares common stock that those stockholders owned on March 25, 2021 immediately prior to the Merger because that represented a more reliable measure of the fair value of consideration transferred in the Merger.

Under the acquisition method of accounting, the total purchase price has been allocated to the acquired tangible and intangible assets and assumed liabilities of Eterna based on their estimated fair values as of March 25, 2021, the Merger closing date. Because the consideration paid by Brooklyn LLC in the Merger is more than the estimated fair values of Eterna’s net assets deemed to be acquired, goodwill is equal to the difference of approximately $8.6 million, which has been calculated using the fair values of the net assets of Eterna as of March 25, 2021.

The allocation of the purchase price to the tangible and intangible assets acquired and liabilities deemed to be assumed from Eterna, based on their estimated fair values as of March 25, 2021, is as follows (in thousands):

	Historical Balance Sheet of Eterna at March 25, 2021	Fair Value Adjustment to Eterna Pre-Merger Assets	Purchase Price Allocation
Cash and cash equivalents	$148	$-	$148
Accounts receivable	103	-	103
Prepaid expense and other current assets	329	-	329
Property and equipment, net	1,015	-	1,015
Software development costs	1,296	(368)	928
Customers	-	548	548
Trade name	-	299	299
Accounts payable, accrued liabilities and other current liabilities	(3,781)	-	(3,781)
Net assets acquired, excluding goodwill	$(890)	$479	$(411)

Total consideration	$8,178
Net assets acquired, excluding goodwill	(411)
Goodwill	$8,589

Brooklyn LLC was obligated under the Merger Agreement to have $10.0 million in cash and cash equivalents on its balance sheet at the effective time of the Merger. To ensure Brooklyn LLC had the required funds, certain beneficial holders of Brooklyn LLC’s Class A membership interests entered into contractual commitments to invest $10.0 million into Brooklyn LLC immediately prior to the closing of the Merger. During March 2021, Eterna offered its Class A unit holders an additional 5% rights offering for an additional $0.5 million to be raised by a rights offering. Eterna received funds from the rights offering between February 17, 2021 and April 5, 2021.

Disposition

On March 26, 2021, Eterna sold its rights, title and interest in and to the assets relating to the business it operated (under the name NTN Buzztime, Inc.) prior to the Merger to eGames.com in exchange for a purchase price of $2.0 million and assumption of specified liabilities relating to that business. The sale was completed in accordance with the terms of the Asset Purchase Agreement. Details of the Disposition are as follows (in thousands):

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

Acquisition

On July 16, 2021, Eterna and Brooklyn Acquisition Sub, Inc. entered into the Novellus Acquisition Agreement. The Novellus Acquisition closed contemporaneously with the execution and delivery of the Novellus Acquisition Agreement. At the closing:

●
Eterna acquired all of the outstanding equity interests of Novellus as the result of the merger of Brooklyn Acquisition Sub, Inc. with and into Novellus, following which, Novellus, as the surviving corporation, became Eterna’s wholly owned subsidiary and Novellus Ltd. became Eterna’s indirectly owned subsidiary; and

●	Eterna acquired 25.0% of the total outstanding equity interests of NoveCite.

As consideration for the Novellus Acquisition, Eterna paid $22.9 million in cash and delivered approximately 351,000 shares of common stock, which under the terms of the Novellus Acquisition Agreement, were valued at a total of $102.0 million based on an agreed upon price of $290.5060 per share. At the date of issuance, the fair value of the shares was approximately $58.7 million.

The Novellus Acquisition Agreement contained customary representations, warranties and certain indemnification provisions. Approximately 37,000 of the shares issued as consideration were placed in escrow to secure indemnification obligations to Eterna under the Novellus Acquisition Agreement, and all such shares were released to the sellers in July 2022. The Novellus Acquisition Agreement also contains certain non-competition and non-solicitation provisions pursuant to which Novellus LLC agreed not to engage in certain competitive activities for a period of five years following the closing, including customary restrictions relating to employees. No employees of Novellus Ltd. or Novellus prior to the Novellus Acquisition continued their employment, or were otherwise engaged by Eterna, immediately following the Novellus Acquisition.

In connection with the Novellus Acquisition, the co-founders of Novellus entered into lock-up agreements with respect to approximately 169,000 of the shares of common stock received in the Novellus Acquisition, and Eterna’s Chairman of the Board and its former Chief Executive Officer and President entered into identical lock-up agreements with respect to their current holdings of Eterna stock. Each lock-up agreement extends for a period of three years, provided that up to 75% of the shares of common stock subject to the lock-up agreement may be released from the lock-up restrictions earlier if the price of common stock on the Nasdaq exceeds specified thresholds. The lock-up agreements include customary exceptions for transfers during the applicable lock-up period.

The Company expects the Novellus Acquisition will advance its evolution into a platform company with a pipeline of next generation mRNA cellular and gene editing programs. In addition, the acquisition of Novellus Ltd. builds on the License Agreement (as defined in Note 10). As a result of the Novellus Acquisition, in accordance with the terms of the Novellus-Factor License Agreement, the rights and obligations of Novellus Ltd. thereunder pertaining to any and all licensed products have inured to Eterna. The License Agreement with Factor Bioscience Limited (“Factor Limited”) under the License Agreement, which grants Brooklyn LLC exclusive rights to develop certain next-generation mRNA gene editing and cell therapy products, remained unchanged after the completion of the Novellus Acquisition.

Although Eterna acquired all of the outstanding equity interests of Novellus, the Company accounted for the Novellus Acquisition as an asset acquisition (as the assets acquired did not constitute a business as defined in Accounting Standards Codification (“ASC”) Topic 805, Business Combinations), and was measured by the amount of cash paid and by the fair value of the shares of common stock issued. As a result, substantially all of the value acquired was attributed to in-process research and development (IPR&D), with the exception of the cash paid for the investment in NoveCite, which is being accounted for as an investment in equity securities, as discussed further below.

Eterna paid $22.9 million in cash, net of cash acquired, as part of the consideration for the Novellus Acquisition, of which $1.0 million was paid in cash for the investment in NoveCite. Eterna also issued approximately 351,000 shares of the Company’s common stock, of which approximately 182,000 shares are unrestricted and 169,000 shares are subject to the three-year lockup. The unrestricted shares were valued at $201 per share, which was the closing price of Eterna’s common stock on July 16, 2021. The fair value of the restricted shares was discounted by approximately 35% to $130.60 per restricted share, which was derived from the average discount rate between the Black Scholes and Finnerty valuation models. The resulting fair value of the asset acquired is as follows (in thousands):

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

Investment in NoveCite

As a result of the Novellus Acquisition,  Eterna acquired and currently owns 25% of NoveCite and Citius Pharmaceuticals, Inc. (“Citius”) owns the remaining 75%. A member of the Company’s management is entitled to hold one of three board seats on NoveCite’s board of directors. Citius’ s officers and directors hold the other two board seats. The Company is accounting for its interest in NoveCite under ASC Topic 323, Investments – Equity Method and Joint Ventures. The investment was recorded at cost, which was $1.0 million and is adjusted for the Company’s share of NoveCite’s earnings or losses, which are reflected in the accompanying condensed consolidated statement of operations. The investment may also reflect an equity loss in the event that circumstances indicate an other-than-temporary impairment. For the three and nine months ended September 30, 2022, the Company recorded approximately $21,000 and $0.9 million, respectively, in losses from its investment in NoveCite, and of the $0.9 million loss for the nine months ended September 30, 2022, $0.5 million related to NoveCite’s year ended December 31, 2021. The Company does not guarantee obligations of NoveCite nor is it otherwise committed to providing further financial support for NoveCite. Therefore, the Company will record losses only up to its investment carrying amount.

4)	FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants. A fair value hierarchy has been established for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

●	Level 1 Inputs – Valued based on quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

●
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

●	Level 3 Inputs – Valued based on inputs for which there is little or no market value, which require the reporting entity to develop its own assumptions.

There were no liabilities measured at fair value as of December 31, 2021. The following tables summarize the liabilities that are measured at fair value as of September 30, 2022 (in thousands):

	As of September 30, 2022
Description	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities - Common Warrants	$-	$-	$633
Total	$-	$-	$633

On March 9, 2022, the Company issued pre-funded warrants exercisable for approximately 68,000 shares of common stock (the “Pre-Funded Warrants”) and warrants exercisable for approximately 343,000 shares of common stock (the “Common Warrants”) to the PIPE Investor in connection with the PIPE Transaction (as each such term is defined in Note 12). On July 12, 2022, the PIPE Investor exercised its 68,000 Pre-Funded Warrants at an exercise price of $0.10 per share for an aggregate exercise price of approximately $7,000 in cash. The Company issued 68,000 shares of common stock to the PIPE Investor on July 14, 2022 upon receipt of the cash proceeds. Following the exercise, no Pre-Funded Warrants remained outstanding. See Note 12 for more information related to the PIPE Transaction.

The Common Warrants and Pre-Funded Warrants were accounted for as liabilities under ASC 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”), as these warrants provide for a cashless settlement provision that does not meet the requirements of the indexation guidance under ASC 815-40.  These warrant liabilities were measured at fair value at inception and are then subsequently measured on a recurring basis, with changes in fair value presented within the Company’s statements of operations.

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

The estimated fair value of the Pre-Funded Warrants was deemed a Level 2 measurement as all significant inputs to the valuation model used to estimate the fair value of the Pre-Funded Warrants were directly observable from the Company’s publicly-traded common stock. Upon exercise of the Pre-Funded Warrants on July 12, 2022, the Company reclassified the fair value of the Pre-Funded Warrants to equity as of such date.

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

The Company remeasured the fair value of the Common Warrants as of September 30, 2022. The following table presents the changes in the warrant liabilities from the issuance date (in thousands):

	Pre-Funded Warrants (Level 2)	Common Warrants (Level 3)	Total Warrant Liabilities
Fair value at January 1, 2022	$-	$-	$-
Fair value at March 9, 2022 (issuance date)	2,646	9,943	12,589
Change in fair value of warrant liabilities	(1,779)	(9,310)	(11,089)
Exercise of pre-funded warrants	(867)	-	(867)
Fair value at September 30, 2022	$-	$633	$633

5)	LEASES

Operating Leases

The Company has operating leases for office and laboratory space in the borough of Manhattan in New York, New York and in Cambridge, Massachusetts, which expire in 2026 and 2028, respectively. On March 31, 2022, the Company entered into a facility lease in San Diego, California (the “San Diego Lease”) with Torrey Pines Science Center Limited Partnership for approximately 5,200 square feet of laboratory and office space. The term of the San Diego Lease is 62 months and the lease commencement date was April 19, 2022. The San Diego Lease will expire in June 2027. See Note 15 for information regarding an additional lease the Company entered into in October 2022.

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

During the second quarter of 2022, the Company decided to consolidate its research and development efforts in Cambridge, Massachusetts, and the Company intends to sublease the San Diego laboratory and office space.  As a result, the Company recognized an impairment charge of approximately $0.8 million on the San Diego Lease ROU asset during the nine months ended September 30, 2022, which is recorded in general and administrative expense on the condensed consolidated statements of operations. There was no impairment charge recognized for the three months ended September 30, 2022.

On March 5, 2022, the Company entered into an Agreement to Assign Space Lease with Regen Lab USA LLC (“Regen”) pursuant to which the Company agreed to assign its Brooklyn, New York lease (the “Brooklyn Lease”) to Regen. The effective date of the assignment was contingent upon, among other things, a consent from BioBat, Inc. (the “Landlord”). Additionally, Regen agreed to purchase certain equipment from the Company for $50,000, partly reimburse the Company $50,000 toward certain existing unamortized leasehold improvements, and to reimburse the Company for the existing security deposit the Company had under the Brooklyn Lease of approximately $63,000.

On March 25, 2022, the Company entered into an Assignment and Assumption of Lease Agreement (the “Assignment Agreement”) with Regen, which included the Landlord’s consent to the assignment. The effective date of the assignment was March 28, 2022.  Under the Assignment Agreement, Regen (i) accepted the assignment of the Brooklyn Lease; (ii) assumed all of the obligations, liabilities, covenants and conditions of the Company’s as tenant under the Brooklyn Lease; (iii) assumed and agreed to perform and observe all of the obligations, terms, requirements, covenants and conditions to be performed or observed by the Company under the Brooklyn Lease; and (iv) made all of the representations and warranties under the Brooklyn Lease with the same force and effect as if Regen had executed the Brooklyn Lease originally as the tenant.

Notwithstanding Regen’s assumption of the Brooklyn Lease, the Company remains liable and responsible for the due keeping, and full performance and observance, of all the provisions of the Brooklyn Lease applicable to the tenant thereunder.  As a result of the Assignment Agreement, the Company wrote off the remaining ROU asset balance and the corresponding lease liability.

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

During the three and nine months ended September 30, 2022 and 2021, the net operating lease expenses were as follows (in thousands):

	Three months ended September 30,
	2022	2021
Operating lease expense	$143	$187
Sublease income	(21)	(21)
Variable lease expense	60	6
Total lease expense	$182	$172

	Nine months ended September 30,
	2022	2021
Operating lease expense	$476	$501
Sublease income	(63)	(62)
Variable lease expense	113	16
Total lease expense	$526	$455

The tables below show the beginning balances of the operating ROU assets and lease liabilities as of January 1, 2022 and the ending balances as of September, 2022, including the changes during the period (in thousands).

Operating Lease ROU Assets

Operating lease ROU assets at January 1, 2022	$2,567
Initial measurement of operating lease ROU assets	1,706
Amortization of operating lease ROU assets	(267)
Impairment of ROU assets	(772)
Remeasurement of ROU asset	50
Write off of ROU asset due to lease termination	(1,372)
Operating lease ROU assets at September 30, 2022	$1,912

Operating Lease Liabilities
Operating lease liabilities at January 1, 2022	$2,723
Initial measurement of operating lease liabilities	1,706
Principal payments on operating lease liabilities	(223)
Write off of operating lease liability due to lease termination	(1,453)
Operating lease liabilities at September 30, 2022	2,752
Less non-current portion	2,317
Current portion at September 30, 2022	$436

As of September 30, 2022, the Company’s operating leases had a weighted-average remaining life of 4.9 years with a weighted-average discount rate of 8.97%.  The maturities of the operating lease liabilities are as follows (in thousands):

As of September 30, 2022
2022	$166
2023	673
2024	688
2025	703
2026	708
Thereafter	470
Total payments	3,408
Less imputed interest	(656)
Total operating lease liabilities	$2,752

6)	IN-PROCESS RESEARCH & DEVELOPMENT AND GOODWILL

In 2018, the Company acquired IRX Therapeutics (“IRX”), which was accounted for as a business combination. The Company recorded IPR&D in the amount of $6.0 million, which represented the fair value assigned to technologies that were acquired in connection with the IRX acquisition and which have not reached technological feasibility and have no alternative future use. IPR&D assets acquired in a business combination are considered to be indefinite lived until the completion or abandonment of the associated research and development projects. If and when development is complete, which generally occurs upon regulatory approval, and the Company is able to commercialize products associated with the IPR&D assets, these assets are then deemed definite-lived and are amortized based on their estimated useful lives beginning at that point in time. If development is terminated or abandoned, the Company may have a full or partial impairment charge related to the IPR&D assets, calculated as the excess of carrying value of the IPR&D assets over fair value.

The Company also recorded goodwill in the amount of $2.0 million related to the IRX acquisition. Goodwill and indefinite-lived IPR&D assets are not amortized but are tested for impairment annually, or more frequently if the Company becomes aware of any events occurring or changes in circumstances that indicate that the fair value of the entity is less than its carrying values.

In June 2022, the Company received results from the INSPIRE phase 2 trial of IRX-2, a multi-cytokine biologic immunotherapy, in patients with newly diagnosed stage II, III or IVA squamous cell carcinoma of the oral cavity. The IRX-2 multi-cytokine biologic immunotherapy represents substantially all the fair value assigned to the technologies of IRX that the Company acquired. Despite outcomes that favored IRX-2 in certain predefined subgroups, the INSPIRE trial did not meet the primary endpoint of Event-Free Survival (at two years of follow up). Significant additional clinical development work would be required to advance IRX-2 in the form of additional Phase 2 and 3 studies to further evaluate the treatment effect of IRX-2 in patient subgroups and in combination with checkpoint inhibitor therapies. The INSPIRE trial was the only Company-sponsored study of IRX-2. IRX-2 has been studied externally in other clinical settings outside of head and neck cancer in the form of investigator sponsored trials, which have either ended or are not currently active. Based on the totality of available information, the Company currently does not have plans to further develop the IRX-2 product candidate. As such, the Company determined that the carrying value of the IPR&D asset was impaired and recognized a non-cash impairment charge of approximately $6.0 million on the condensed consolidated statement of operations during the second quarter of 2022, which reduced the value of the asset to zero.

As of September 30, 2022, the Company performed a qualitative assessment to determine whether it was more likely than not that the fair value of the entity is less than its carrying value of goodwill. Such qualitative factors include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant events. As a result of the decline in the Company’s stock price from $10.40 per share as of June 30, 2022 to $4.94 per share as of September 30, 2022, the Company determined that there were indications of impairment. Accordingly, the Company proceeded to the first step in the quantitative assessment of impairment and determined that the fair value of the reporting unit exceeded the carrying amount of goodwill, and therefore, the goodwill was not impaired as of September 30, 2022.

7)	CEO SEPARATION AGREEMENT

On May 24, 2022, Dr. Howard J. Federoff resigned as the Company’s Chief Executive Officer and President effective May 26, 2022. In connection with Dr. Federoff’s resignation, the Company entered into a Separation Agreement and General Release with Dr. Federoff (the “Separation Agreement”), pursuant to which Dr. Federoff resigned from his positions as Chief Executive Officer and as an officer, director and employee of the Company and all subsidiaries. Dr. Federoff’s resignation from the Board was not due to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. In consideration for Dr. Federoff’s execution of the Separation Agreement and non-revocation of a waiver and release of claims relating thereto, Dr. Federoff will receive following benefits under the Separation Agreement:

●	a lump sum cash severance benefit in the amount of $0.2 million, representing Dr. Federoff’s target bonus for 2022;

●
payment of Dr. Federoff’s annual base salary for a period of twelve months after the expiration of the applicable revocation period (the “Separation Period”), for a total gross amount equal to $0.5 million;

●	payment of Dr. Federoff’s premiums for continued health benefits provided under COBRA for the Separation Period;

●
full acceleration of the vesting of all outstanding options (with the exception of the Milestone Grant (as defined below) options) that would have vested during the Separation Period, and such options, together with outstanding options that vested prior to the separation date, representing collectively approximately 76,000 shares of common stock, may be exercised for a period of thirty-six months after the separation date (see Note 11 for modification accounting impact);

●
acceleration and vesting of 25/36th of the Milestone Grant options, representing collectively approximately 21,000 shares of common stock, may be exercised for a period of thirty-six months after the separation date (see Note 11 for modification accounting impact); and

●
a lump sum cash severance benefit in the amount of $0.1 million, representing the value Dr. Federoff would have received if he was entitled to receive a settlement of a pro rata portion of his performance restricted stock units through the expiration of the Separation Period, assuming the performance metrics were waived and assuming a per share value of $16.20.

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

8)	RELATED PARTY TRANSACTIONS

On September 9, 2022, the Company entered into a Master Services Agreement (the “MSA”) with Factor Bioscience Inc. (“Factor”), pursuant to which Factor has agreed to provide services to the Company as agreed between the Company and Factor and as set forth in one or more work orders under the MSA, including the first work order included in the MSA. Under the first work order, Factor has agreed to provide the Company with mRNA cell engineering research support services, including access to certain facilities, equipment, materials and training, and the Company has agreed to pay Factor an initial fee of $5.0 million, payable in twelve equal monthly installments of approximately $0.4 million. Following the initial 12-month period, the Company has agreed to pay Factor a monthly fee of $0.4 million until such time as the first work order under the MSA is terminated. The Company paid a deposit of $0.4 million, which will be applied to the last month of the first work order.

The Company may terminate the first work under the MSA on or after the second anniversary of the date of the MSA, subject to providing Factor with 120 days’ prior notice. Factor may terminate such work order only on and after the fourth anniversary of the date of the MSA, subject to providing the Company with 120 days’ prior notice. The MSA contains customary confidentiality provisions and representations and warranties of the parties, and the MSA may be terminated by ether party upon 30 days’ prior notice, subject to any superseding termination provisions contained in a particular work order.

In connection with entering into the MSA, on September 9, 2022, Factor’s subsidiary, Factor Limited, entered into a waiver agreement (the “Waiver Agreement”) with Brooklyn LLC, pursuant to which Factor Limited agreed to waive payment of $3.5 million otherwise payable to it (the “License Fee Obligation”) in October 2022 by Brooklyn LLC under a license agreement by and among Factor Limited, Novellus Ltd., and Brooklyn LLC.  See Note 10, License Agreements, for more information on this agreement. Under the terms of the Waiver Agreement, the License Fee Obligation is waived conditionally on the Company paying Factor Inc. amounts due under the MSA.

As a result of entering into the Waiver Agreement and the MSA on September 9, 2022, the Company recognized $3.5 million in research and development expense, as the license does not have an alternative future use, and a corresponding liability.

On September 1, 2022, Novellus and Eterna entered into a Second Amendment to the Limited Waiver and Assignment Agreement (the “Waiver and Assignment Agreement”) with Drs. Matthew Angel and Christopher Rohde (the “Founders”) whereby the Company has agreed to be responsible for all future, reasonable and substantiated legal fees, costs, settlements and judgments incurred by the Founders, the Company or Novellus for certain claims and actions and any pending or future litigation brought against the Founders, Novellus and/or the Company by or on behalf of the Westman and Sowydra legal matters described in Note 10 (the “Covered Claims”). The Founders will continue to be solely responsible for any payments made to satisfy a judgement or settlement of any pending or future wage act claims. Under the Waiver and Assignment Agreement, the Founders agreed that they are not entitled to, and waived any right to, indemnification or advancement of past, present or future legal fees, costs, judgments, settlement or other liabilities they may have been entitled to receive from the Company or Novellus in respect of the Covered Claims. The Company and the Founders will share in any recoveries up to the point at which the parties have been fully compensated for legal fees, costs and expenses incurred, with the Company retaining any excess recoveries. The Company has the sole authority to direct and control the prosecution, defense and settlement of the Covered Claims.

On September 6, 2022, the Company entered into an assignment and assumption of contracts agreement (the “Assignment and Assumption Agreement”) with Factor, pursuant to which the Company assumed certain contracts with third parties that Factor had previously entered into in anticipation of entering into a sublease for premises in Somerville, Massachusetts.  In October 2022, the Company entered into a sublease for the premises (see Note 15).  Under the Assignment and Assumption Agreement, the Company agreed to reimburse Factor for costs already incurred or paid by it under the assumed contracts in the amount of approximately $0.1 million, and the Company assumed the future obligations under these contracts, which relate to the design and build-out of the subleased space.

The MSA, any work orders under the MSA, the Waiver Agreement, the Waiver and Assignment Agreement, and the Assignment and Assumption Agreement have been deemed related party transactions, as the Company’s Interim Chief Executive Officer, Dr. Matthew Angel, is also the Chairman and Chief Executive Officer of Factor and the Director of Factor Limited.

9)	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued compensation	$1,701	$656
Accrued research and development expenses	373	222
Accrued general and administrative expenses	1,156	371
Total accrued expenses	$3,230	$1,249

Other liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Current portion of License Fee Obligation	$1,750	$-
Insurance policy premiums	898	247
Total other current liabilities	$2,648	$247

Long term portion of License Fee Obligation	$1,642	$-
Other	48	48
Total other liabilities	$1,690	$48

Accrued compensation at September 30, 2022 includes approximately $1.0 million of severance, of which, approximately $0.3 million relates to severance for Dr. Federoff pursuant to the Separation Agreement discussed above. Accrued general and administration expenses at September 30, 2022 includes $0.6 million for legal-related matters.

10)	COMMITMENTS AND CONTINGENCIES

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

Dhesh Govender v. Brooklyn Immunotherapeutics, LLC, et al., Index No. 650847/2021 (N.Y. Sup. Ct. N.Y. Cty. 2021)

On or about February 5, 2021, Dhesh Govender, a former short-term consultant of Brooklyn LLC, filed a complaint against Brooklyn LLC and certain individuals that plaintiff alleges were directors of Brooklyn LLC. The complaint is captioned, Dhesh Govender v. Brooklyn Immunotherapeutics, LLC, et al., Index No. 650847/2021 (N.Y. Sup. Ct. N.Y. Cty. 2021). Plaintiff alleges that Brooklyn LLC and certain of its officers and directors (“defendants”) engaged in unlawful and discriminatory conduct based on race, national origin and hostile work environment. Plaintiff also asserts various breach of contract, fraud and quantum meruit claims based on an alleged oral agreement pursuant to which he alleges Brooklyn LLC agreed to hire him as an executive once the Merger was completed. In particular, plaintiff alleges that, in exchange for transferring an opportunity to obtain an agreement to acquire a license from Novellus for its mRNA-based gene editing and cell reprogramming technology to Brooklyn LLC, he was promised a $0.5 million salary and 7% of the equity of Brooklyn LLC. Based on these and other allegations, plaintiff seeks damages of not less than $10 million. By Order dated November 10, 2021, the Court granted defendants’ motion to compel Govender to arbitrate all of his claims against them, based on the arbitration clause of his consulting agreement with Brooklyn LLC.  Govender thereafter filed his Statement of Claim (the “Demand”) with the American Arbitration Association (“AAA”), Case No. 01-21-0017-9417, on December 15, 2021 against the same defendants, and served it on defendants’ counsel on February 3, 2022. In his Demand, Govender continues to assert statutory discrimination claims against all defendants, claims against Brooklyn LLC premised on the breach of an alleged oral promise to issue Govender 7% of the equity of Brooklyn LLC and to employ Govender at a $0.5 million annual salary in exchange for allegedly arranging and negotiating the Novellus license, common law fraud claims against Brooklyn LLC and Cherington based on the breach of these same promises and a claim for quantum meruit against the Brooklyn LLC. In his Demand, Govender now claims that the fair and reasonable value of his services on the quantum meruit claim exceeded $100 million and is seeking damages in an amount to be determined at the hearing. Defendants filed an answering statement to the Demand on February 28, 2022 and the parties have selected a three-member arbitration panel. The date on which arbitration is scheduled to begin has not yet been set. Defendants intend to vigorously defend themselves against these claims. At this stage in the litigation, the Company is not able to predict the probability of a favorable or unfavorable outcome.

Emerald Private Equity Fund, LLC Matter

By a letter dated July 7, 2021, Emerald Private Equity Fund, LLC (“Emerald”), a stockholder of Eterna, made a demand pursuant to 8 Del. C. 220 to inspect certain books and records of Eterna. The stated purpose of the demand was to investigate possible wrongdoing by persons responsible for the implementation of the Merger and the issuance of paper stock certificates, including investigating whether: (i) Eterna’s stock certificates were issued in accordance with the Merger Agreement; (ii) certain restrictions on the sale of Eterna common stock following the Merger were proper and applied without favor; (iii) anyone received priority in post-Merger issuances of Eterna’s stock certificates that allowed them to benefit from an increase in the trading price of Eterna’s common stock; and (iv) it should pursue remedial measures and/or report alleged misconduct to the SEC. Eterna responded to the demand letter and produced certain information to Emerald in connection with the demand, which is subject to the terms of a confidentiality agreement entered into among the parties, including certain additional stockholders who subsequently joined as parties to such agreement. In October 2021, Emerald requested that Eterna produce additional information related to the authority, purpose and justification for the restriction imposed on the sale of Eterna common stock following the Merger and the timing of share delivery to Eterna stockholders, following which request Eterna agreed to produce certain additional information and emails relating to these topics.

On March 30, 2022, counsel to Emerald advised the Company that it was prepared to file suit against the Company, certain current and former directors of the Company, and the Company’s financial advisor in connection with the Merger, on behalf of Emerald and a class of similarly situated stockholders with respect to some or all of the foregoing matters, alleging claims for breach of fiduciary duty, conversion and aiding and abetting breach of fiduciary duty. Emerald’s counsel expressed a willingness to engage in private pre-suit early resolution discussions with the Company and its financial advisor on behalf of individual stockholders whom counsel represents in addition to Emerald (collectively, the “Emerald Plaintiffs”); and the Company engaged in such discussions in lieu of incurring the legal costs anticipated in respect of litigating the Emerald Plaintiffs’ claims, all of which the Company disputes.  Following such discussions, with no admission of wrongdoing, the Company and the Emerald Plaintiffs entered into a confidential settlement agreement, pursuant to which the Company paid $1.2 million in full settlement of all of the Emerald Plaintiffs’ purported claims, including a release by the Emerald Plaintiffs in favor of the Company in respect of any and all such claims.

John Westman v. Novellus, Inc., Christopher Rohde, and Matthew Angel, Civil Action No. 2181CV01949 (Middlesex County (Massachusetts) Superior Court)

On or about September 7, 2021, John Westman, a former employee of Novellus, Inc. filed a Complaint in Middlesex County (Massachusetts) Superior Court against Novellus, Inc. and the company’s founders and former executives, Dr. Christopher Rohde and Dr. Matthew Angel (collectively, “Defendants”). The case includes allegations that Novellus, Inc. violated the Massachusetts Wage Act. Eterna acquired Novellus, Inc. on July 16, 2021. Mr. Westman’s claims relate to alleged conduct that took place before Eterna acquired Novellus, Inc. Defense and liability in association with any Wage Act claims have been assumed by Dr. Rohde and Dr. Angel. On December 24, 2021, Westman dismissed the case without prejudice so the parties could mediate the matter. The parties’ February 2022 mediation was unsuccessful and the dispute is currently pending in arbitration.

Novellus, Inc. v. Sowyrda et al., C.A. No. 2184CV02436-BLS2

On October 25, 2021 Novellus, Inc. filed a complaint in the Superior Court of Massachusetts, Suffolk County, against former Novellus, Inc. employees Paul Sowyrda and John Westman and certain other former investors in Novellus LLC (Novellus, Inc.’s former parent company prior to the Company’s acquisition of Novellus, Inc.), alleging breach of fiduciary duty, breach of contract and civil conspiracy. Eterna acquired Novellus, Inc. on July 16, 2021. On May 27, 2022 Novellus, Inc. amended the complaint to withdraw all claims against all defendants except Paul Sowyrda and John Westman. On July 1, 2022, Westman filed a motion to compel arbitration or in the alternative, to stay the litigation pending the disposition of certain litigation in the Court of Chancery for the State of Delaware filed by Mr. Sowyrda against Novellus LLC, Dr. Christopher Rohde, Dr. Matthew Angel, Leonard Mazur and Factor Bioscience, Inc. captioned Zelickson et al., v. Angel et al., C.A. 2021-1014-JRS and by Westman against Novellus LLC captioned Westman v. Novellus LLC, C.A. No. 2021-0882-NAC (the “Delaware Actions”). On July 1, 2022, Sowyrda answered the complaint and asserted counterclaims against Novellus, Inc, and third-party defendants Dr. Matthew Angel and Dr. Christopher Rohde alleging violations of the Massachusetts Wage Act, Massachusetts Minimum Fair Wage Law, the Fair Labor Standards Act, breach of contract, unjust enrichment and quantum meruit. Sowyrda also joined in Westman’s motion to stay the case pending the Delaware Actions. Novellus, Inc.’s claims and Mr. Sowyrda’s counterclaims relate to alleged conduct that took place before Eterna acquired Novellus, Inc. Defense and liability in association with any Wage Act claims have been assumed by Dr. Rohde and Dr. Angel. The Company filed its opposition to Sowyrda and Westman’s motions on August 19, 2022.  On September 9, 2022, Westman and Sowyrda filed replies in support of their motions and requested to be heard.  The hearing is scheduled for November 16, 2022.

Under applicable Delaware law and Novellus Inc.’s organizational documents, the Company may be required to advance or reimburse certain legal expenses incurred by former officers and directors of Novellus, Inc. in connection with the foregoing Westman and Sowyrda matters. However, a future advance or reimbursement is not currently probable nor can it be reasonably estimated.

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

Novellus Ltd. and Factor Limited

In December 2020, Brooklyn LLC entered into option agreements (the “Option Agreements”) with Novellus Ltd. and Factor Limited (together, the “Licensors”) to obtain the right to exclusively license the Licensors’ intellectual property and mRNA cell reprogramming and gene editing technology for use in the development of certain cell-based therapies to be evaluated and developed for treating human diseases, including certain types of cancer, sickle cell disease, and beta thalassemia (the “Licensed Technology”). The option was exercisable before February 28, 2021 (or April 30, 2021 if the Merger had not closed by that date) and required Brooklyn LLC to pay a non-refundable option fee of $0.5 million and then an initial license fee of $4.0 million (including the non-refundable fee of $0.5 million) in order to exercise the option.

In April 2021, Brooklyn LLC and the Licensors amended the Option Agreements to extend the exercise period to May 21, 2021 and to require Brooklyn LLC to pay a total $1.0 million of the $4.0 million initial license fees to the Licensors by April 15, 2021.

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

As a result of the Novellus Acquisition, in accordance with the terms of the Novellus-Factor License Agreement, the rights and obligations of Novellus Ltd. thereunder pertaining to any and all licensed products have inured to Eterna. The agreement with Factor Limited under the License Agreement, which grants Brooklyn LLC exclusive rights to develop certain next-generation mRNA gene editing and cell therapy products, remained unchanged after the completion of the Novellus Acquisition. Accordingly, under the License Agreement, Brooklyn LLC remained obligated to pay to Factor Limited a fee of $3.5 million in October 2022, which would have been in addition to a fee of $2.5 million paid to Factor Limited in October 2021. In connection with the Company entering into the MSA (see Note 8), Factor Limited entered into the Waiver Agreement with Brooklyn LLC, pursuant to which Factor Limited waived payment of the $3.5 million otherwise payable to it in October 2022 by Brooklyn LLC.

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

Novellus Ltd. also has a license agreement with Factor Limited, which was entered into in February 2015, amended in June 2018 and March 2020, and then amended and restated in November 2020 (the “Novellus-Factor License Agreement”).  The Novellus-Factor License Agreement grants to Novellus Ltd. an exclusive license to use certain technology owned by Factor Limited for the development of mesenchymal stem cell-based cellular therapies for treating diseases and conditions in humans and animals  (the “Novellus-Factor Licensed Technology”). Under the License Agreement, Novellus Ltd. in turn granted a sublicense to Brooklyn LLC to use the Novellus-Factor Licensed Technology to develop up to four mesenchymal stem cell-based therapy products for use in the treatment of cancer in humans.

Under the Novellus-Factor License Agreement, Novellus Ltd. is required to use commercially reasonably efforts to achieve certain delineated milestones, including specified clinical development and regulatory milestones and specified commercialization milestones. The Novellus-Factor License Agreement states that upon its achievement of these milestones, Novellus Ltd. will be obligated to make milestone payments of up to $51.0 million in aggregate to Factor Limited as well as specified royalties with respect to product sales, sublicense fees or sales of pediatric review vouchers. In the event Novellus Ltd. fails to timely achieve certain delineated milestones under the Novellus-Factor License Agreement, Factor Limited could seek to terminate the license granted thereunder. The Novellus-Factor License Agreement provides that in the event of termination of the Novellus-Factor License Agreement, if Novellus Ltd. requests that its sublicense to Brooklyn LLC under the License Agreement survive such termination, such sublicense shall be considered a direct license from Factor Limited to Brooklyn LLC, provided that Brooklyn LLC agrees in writing that (i) Factor Limited is entitled to enforce all relevant provisions directly against Brooklyn LLC, and (ii) Factor Limited shall not assume, and shall not be responsible to Brooklyn LLC for, any representations, warranties or obligations of Novellus Ltd. to Brooklyn LLC, other than to permit Brooklyn LLC to exercise any rights to the technology sublicensed by Novellus Ltd. to Brooklyn LLC.  Factor Limited also agreed under the License Agreement that upon the termination of the Novellus-Factor License Agreement for any reason other than Brooklyn LLC’s breach of the License Agreement, the rights and licenses granted to Brooklyn LLC by Novellus Ltd. under the License Agreement shall survive such termination of the Novellus-Factor License Agreement, and Factor Limited grants to Brooklyn LLC such rights and licenses on the same terms and conditions as granted by Novellus Ltd. to Brooklyn LLC under the License Agreement.. Following the expiration of one of the delineated milestone deadlines in the Novellus-Factor License Agreement without Novellus Ltd.’s achievement of the required regulatory filing on November 1, 2022, Novellus Ltd., Brooklyn LLC and Factor began discussions regarding an amendment to the terms of the License Agreement and the Novellus-Factor License Agreement in order for Brooklyn LLC, among other things, to directly license the Novellus-Factor Licensed Technology from Factor and consolidate and amend the milestone, payment and other terms with respect thereto accordingly. There can be no assurance that such an amendment will be made on the forgoing terms, if at all.

NoveCite

In October 2020, Novellus Ltd. (as sublicensor) and NoveCite (as sublicensee) entered into an exclusive license agreement (the “Sublicense”) to license novel cellular therapy for acute respiratory distress syndrome, which NoveCite is licensing from Factor Limited. Under the sublicense agreement, NoveCite is required to use commercially reasonably efforts to achieve certain delineated milestones, including specified clinical development and regulatory milestones and specified commercialization milestones. In general, upon its achievement of these milestones, NoveCite will be obligated, in the case of development and regulatory milestones, to make milestone payments to the Novellus Ltd. in specified amounts and, in the case of commercialization milestones, specified royalties with respect to product sales, sublicense fees or sales of pediatric review vouchers.

Under the terms of the Sublicense, in the event that Novellus Ltd. receives any revenue involving the original cell line included in the licensed technology, then Novellus Ltd. shall remit to NoveCite 50% of such revenue.

Royalty Agreements

Collaborator Royalty Agreement

Effective June 22, 2018, IRX terminated its Research, Development and Option Facilitation Agreement and its Options Agreement (the “RDO and Options Agreements”) with a collaborative partner (the “Collaborator”), pursuant to a termination agreement (the “Termination Agreement”). The Termination Agreement was assigned to Brooklyn LLC in November 2018 when Brooklyn LLC acquired the assets of IRX. In connection with the Termination Agreement, all of the rights granted to the Collaborator under the RDO and Options Agreements were terminated, and Brooklyn LLC has no obligation to refund any payments received from the Collaborator. As consideration for entering into the Termination Agreement, the Collaborator will receive a royalty equal to 6% of revenues from the sale of IRX-2, for the period of time beginning with the first sale of IRX-2 through the later of (i) the twelfth anniversary of the first sale of IRX-2 or (ii) the expiration of the last IRX patent, or other exclusivity of IRX-2.

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

11)	STOCK-BASED COMPENSATION

Stock Options

During the three and nine months ended September 30, 2022 and 2021, the Company granted the following stock options (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Stock options granted	188	12	287	180

The following weighted-average assumptions were used for stock options granted during the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,
	2022	2021
Weighted average risk-free rate	2.64%	0.97%
Weighted average volatility	89.80%	143.29%
Dividend yield	0%	0%
Expected term	5.73 years	6.08 years

	Nine months ended September 30,
	2022	2021
Weighted average risk-free rate	2.54%	1.06%
Weighted average volatility	91.20%	134.88%
Dividend yield	0%	0%
Expected term	5.30 years	6.08 years

During the three and nine months ended September 30, 2022, options to purchase approximately 124,000 shares of common stock were granted to Dr. Matthew Angel, the Company’s Interim Chief Executive Officer. Dr. Angel’s stock options vest at rate of 1/24 on the grant date with the remaining options to vest in 46 substantially equal monthly installments thereafter. For the nine months ended September 30, 2022, stock options to purchase approximately 21,000 shares of common stock were granted to Dr. Howard J. Federoff, who served as the Company’s Chief Executive Officer and President until May 26, 2022 (the “March 2022 Stock Option Grant”). The March 2022 Stock Option Grant vests in 36 substantially equal monthly installments from the grant date and had an exercise price equal to the closing price of the Company’s common stock on the grant date.

During the nine months ended September 30, 2021, options to purchase approximately 161,000 shares of common stock were granted to Dr. Federoff upon his appointment as Chief Executive Officer and President in April 2021. Approximately 131,000 stock options were under a time-based grant (the “Time-Based Grant”) and approximately 30,000 stock options were under a performance-based grant (the “Milestone Grant”). The Time-Based Grant vests over four years, with 25% vesting on the one-year anniversary of the grant date and the remaining options vesting in 36 substantially equal monthly installments thereafter. The Milestone Grant vests upon the first concurrence by the U.S. Food and Drug Administration that a proposed investigation may proceed following review of a Company filed investigational new drug application in connection with that the License Agreement. Both the Time-Based Grant and the Milestone Grant had an exercise price equal to the closing price of the Company’s common stock on the grant date.

Vesting of all stock options grants is subject to continuous service with the Company through such vesting dates.

As discussed above, pursuant to the Separation Agreement with Dr. Federoff, the Company accelerated the vesting of approximately 7,000 stock options under the March 2022 Stock Option Grant and approximately 33,000 stock options under the Time-Based Grant. The Company also waived the performance condition under the Milestone Grant and accelerated the vesting of approximately 21,000 stock options under the Milestone Grant. Lastly, the Company extended the post-termination exercise period from 90 days to 36 months immediately following the Separation Date for all options that were vested after such accelerations.

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

During the three and nine months ended September 30, 2021, there were 65 options exercised for total cash proceeds of $10,202. The options exercised had a total intrinsic value of $57,212. There were no options exercised during the three and nine months ended September 30, 2022.

As of September 30, 2022, there were approximately 362,000 stock options outstanding.

Restricted Stock Units

During the three and nine months ended September 30, 2022 and 2021, the Company granted the following restricted stock units (“RSUs”) (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
RSUs Granted	-	6	55	11

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

In lieu of paying cash to satisfy withholding taxes due upon the settlement of vested RSUs, at the Company’s discretion, an employee may elect to have shares of common stock withheld that would otherwise be issued at settlement, the value of which is equal to the amount of withholding taxes payable. The following table shows the number of RSUs that vested and were settled during the three and nine months ended September 30, 2022, as well as the number of shares of common stock withheld to cover the withholding taxes and the net shares issued upon settlement (in thousands):

	Three months ended	Nine months ended
	September 30, 2022	September 30, 2022
RSUs vested	1	3
Common stock withheld to cover taxes	-	(1)
Common stock issued	1	2

The 55,000 RSUs granted during the nine months ended September 30, 2022 are performance-based RSUs (the “2022 PSUs”), of which approximately 21,000 were awarded to Dr. Federoff. The 2022 PSUs are subject to the achievement of four performance goals, which are weighted equally. Once a performance goal is achieved, the tranche of shares allocated to that performance goal will be earned and will begin to vest over a three-year annual basis beginning on the date the performance goal was achieved. If a performance goal is not achieved, the tranche of shares allocated to that performance goal will be unearned and forfeited. As of September 30, 2022, two of the performance goals were not achieved by the due date, and as a result, approximately 28,000 2022 PSUs were cancelled and any previously recognized stock compensation expense was reversed.

Pursuant to Dr. Federoff’s Separation Agreement, Dr. Federoff’s 21,000 2022 PSUs were canceled in full (a portion of which included the PSUs allocated to the performance goal that was not achieved timely), and a lump sum cash severance benefit in the amount of $0.1 million was paid to Dr. Federoff, which represents the value Dr. Federoff would have received if he were entitled to receive a settlement of a pro rata portion of his 2022 PSUs through the expiration of the Separation Period, assuming the performance metrics were waived and assuming a per share value of $16.20. Any stock compensation expense previously recognized on Dr. Federoff’s 2022 PSUs was reversed and approximately $0.1 million was recognized as compensation expense.

As of September 30, 2022, there were approximately 15,000 RSUs outstanding.
Restricted Stock

Pursuant to the Merger, Brooklyn LLC’s approximately 3,000 outstanding restricted common units were exchanged for approximately 32,000 shares of Eterna’s restricted common stock. There were no changes to any conditions and requirements of the restricted common stock. The shares vested quarterly beginning on March 31, 2021 and were to continue through December 31, 2022, contingent on continued service. Due to the modification of the restricted common units, the fair value of the restricted common stock immediately after the Merger was compared to the fair value of the restricted common units immediately prior to the Merger, and the change in fair value of $0.3 million was recognized in the statement of operations during the nine months ended September 30, 2021. The Company recognizes the fair value of restricted common stock as an expense on a straight-line basis over the requisite service period.  During the nine months ended September 30, 2022, approximately 4,000 shares of unvested restricted common stock were forfeited due to the holders of such shares no longer providing services to the Company.  As of September 30, 2022, there were no shares of unvested restricted stock outstanding.

Stock-Based Compensation Expense

For the three and nine months ended September 30, 2022 and 2021, the Company recognized stock-based compensation expense as follows, which includes the expense related to Dr. Federoff’s modified awards discussed above (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Research and development	$183	$448	$1,075	$1,018
General and administrative	293	1,281	1,463	2,284
Total	$476	$1,729	$2,538	$3,302

12)	STOCKHOLDERS’ EQUITY

Private Placement of Equity

On March 6, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an investor (the “PIPE Investor”) providing for the private placement (the “PIPE Transaction”) to the PIPE Investor of approximately 343,000 units (collectively, the “Units”), each Unit consisting of (i) one share of the Company’s common stock (or, in lieu thereof, one Pre-Funded Warrant to purchase one share of common stock) and (ii) one warrant (the “Common Warrants”) to purchase one share of common stock, for an aggregate gross purchase price of approximately $12.0 million (the “Subscription Amount”). The PIPE Transaction closed on March 9, 2022. Pursuant to the Purchase Agreement, the Company is prohibited from issuing equity in variable rate transactions for a period of one-year following consummation of the PIPE Transaction, including issuing equity under the Second Purchase Agreement.

Each Pre-Funded Warrant had an exercise price of $0.10 per share of common stock, was immediately exercisable, could be exercised at any time, had no expiration date and was subject to customary adjustments. The Pre-Funded Warrants could not be exercised if the aggregate number of shares of common stock beneficially owned by the holder thereof would exceed 9.99% immediately after exercise thereof. Upon the closing of the PIPE Transaction, the Company issued 275,000 shares of common stock and issued Pre-Funded Warrants representing approximately 68,000 shares of common stock. On July 12, 2022, the PIPE Investor exercised its 68,000 Pre-Funded Warrants at an exercise price of $0.10 per share for an aggregate exercise price of $6,786, in cash. The Company issued 68,000 shares of common stock to the PIPE Investor on July 14, 2022 upon receipt of the cash proceeds. Subsequent to the exercise, no Pre-Funded Warrants remained outstanding.

Each Common Warrant has an exercise price of $38.20 per share, becomes exercisable six months following the closing of the PIPE Transaction, expires five-and-one-half years from the date of issuance and is subject to customary adjustments. The Common Warrants may not be exercised if the aggregate number of shares of common stock beneficially owned by the holder thereof would exceed 4.99% immediately after exercise thereof, subject to increase to 9.99% at the option of the holder.

As of September 30, 2022, the Company had 343,000 Common Warrants outstanding with a weighted average exercise price of $38.20 per share and a weighted average contractual life of 4.95 years.

The Common Warrants and Pre-Funded Warrants were accounted for as liabilities under ASC 815-40, as these warrants provide for a cashless settlement provision that does not meet the requirements of the indexation guidance under ASC 815-40. These warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the statement of operations. Upon exercise of the Common Warrants and Pre-Funded Warrants, the fair value on the exercise date is reclassified from warrant liabilities to equity.

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

The Company incurred fees of approximately $1.0 million through September 30, 2022 related to the PIPE Transaction, which were allocated to the fair value of the Common Warrants and the Pre-Funded Warrants and recorded in other expense, net on the accompanying condensed consolidated statement of operations.

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

On May 24, 2022, the Company provided the PIPE Investor with notice that it was not able to resell the securities registered for resale under the registration agreement because the Company had not timely filed its Quarterly Report on Form 10-Q (the “Q1 2022 10-Q”) with the SEC, and that the PIPE Investor could not use the registration statement to resell the related securities until the Company filed the Q1 2022 10-Q.  Because the PIPE Investor was unable to use the registration statement for at least 10 consecutive calendar days, the Company accrued $0.2 million during the first quarter of 2022 for the contingent loss the Company incurred as liquidated damages as a result of the late Q1 2022 10Q filing, which is recorded in other expense, net for the nine months ended September 30, 2022 in the accompanying condensed consolidated statements of operations.  The Company paid such $0.2 million liquidated damages payment in June 2022.

On June 30, 2022, the Company filed its Q1 2022 10-Q along with the 10-K/A, and on July 1, 2022, the Company provided its notice to the PIPE Investor that it may resume use of the resale registration statement.

Merger

Under the terms of the Merger Agreement (see Note 3), on March 25, 2021, Eterna issued shares of common stock to the equity holders of Brooklyn LLC. The 87,000 Class A units of Brooklyn LLC were converted into approximately 1,114,000 shares of common stock; the 15,000,000 Class B units were converted into approximately 126,000 shares of common stock; the 10,000,000 Class C units were converted into approximately 84,000 shares of common stock; approximately 630,000 shares of common units were converted into approximately 31,000 shares of common stock, and 10,500,000 rights options were converted into approximately 591,000 shares of common stock. Eterna also issued approximately 53,000 shares of common stock to its financial advisor pursuant to the Merger Agreement.

13)	EARNINGS PER SHARE

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period including the weighted average effect of the Pre-Funded Warrants the Company issued in connection with the PIPE Transaction, the exercise of which requires little or no consideration for the delivery of shares of common stock. The Company determined that the exercise of the Pre-Funded Warrants requires nominal consideration for the delivery of shares of common stock, and as such, has considered the 68,000 shares underlying the Pre-Funded Warrants to be outstanding effective on March 9, 2022 for the purposes of calculating basic EPS. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding (including the weighted average effect of the Pre-Funded Warrants) plus dilutive securities. Stock options, RSUs, warrants and other convertible securities are considered potential common shares and are included in the calculation of diluted net loss per share using the treasury method when their effect is dilutive. Diluted net loss per share is the same as basic net loss per share in periods where the effect of potentially dilutive shares of common stock are antidilutive. The following table presents the amount of stock options, RSUs, warrants and convertible preferred stock that were excluded from the computation of diluted net loss per common share for the three and nine months ended September 30, 2022 and 2021, as their effect was anti-dilutive:

	Three and Nine months ended September 30,
	2022	2021
Stock options	362	180
RSUs	15	11
Warrants	343	-
Preferred stock converted into common stock	2	2
Total potential common shares excluded from computation	722	193

14)	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2022, the Financial Accounting Standard Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations (“ASU 2022-04”). ASU 2022-04 requires a buyer that uses supplier finance programs to make annual disclosures about the program’s key terms, the balance sheet presentation of related amounts, the confirmed amount outstanding at the end of the period, and associated roll-forward information. ASU 2022-04 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the requirement to disclose roll-forward information, which is effective for fiscal years beginning after December 15, 2023. The Company does not expect a material impact on its financial statements as a result of adopting this amendment.

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). The FASB issued ASU 2022-03 to (1) clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) to amend a related illustrative example, and (3) to introduce new disclosure requirements for equity related securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years with early adoption permitted. The Company is evaluating when to adopt the amendments in ASU 2022-02. The Company does not expect a material impact as a result of adopting this amendment.

15)	SUBSEQUENT EVENTS

Facility Sublease

On October 18, 2022, the Company entered into the Sublease with E.R. Squibb & Sons, L.L.C., a Delaware limited liability company and subsidiary of Bristol-Myers Squibb Company (“Sublessor”), for office, laboratory and research and development space (the “Premises”). The Premises consists of approximately 45,500 square feet on the ninth floor of the building currently under construction located at 250 Water Street, Somerville, Massachusetts 02141.

The Sublease rent commences on the date that is the earlier of (i) the date that the Company commences business operations from the Premises and (ii) the date that is the one-year anniversary of the later to occur of (A) October 18, 2022 and (B) the date that Sublessor obtains the primary landlord’s consent for the Sublease (such applicable date, the “Rent Commencement Date”). The Sublease has a term of 10 years from the Rent Commencement Date (the “Term”), subject to a five-year extension in accordance with the terms of the Sublease.

Pursuant to the Sublease, within two business days following receipt of the primary landlord’s consent to the Sublease, the Company will pay Sublessor a security deposit in the form of a letter of credit in the amount of approximately $4.1 million. Provided there are no events of default by the Company under the Sublease, the letter of credit will be reduced on an incremental basis throughout the Term. Pursuant to the Sublease, the Company has agreed to pay base rent of approximately $0.5 million per month during the first year of the Term, increasing on an incremental basis each subsequent year of the Term, as well as traditional lease expenses including, certain taxes, operating expenses and utilities.

Exacis Option Agreement (Related Party Transaction)

On October 8, 2022, the Company entered into an option agreement (the “Option Agreement”) with Exacis Biotherapeutics, Inc., a Delaware corporation (“Exacis”), pursuant to which Exacis granted the Company the option to negotiate and enter into an exclusive worldwide license to certain of the technology licensed by Exacis for the treatment of cancer in humans (the “Option”). The Option Agreement provides that the Company will pay Exacis a fee of $0.3 million for the Option, which would be creditable against the fees or purchase price payable under any such license if entered into by the Company in accordance with Option Agreement. The Option Agreement provides for certain payments upon the execution of a definitive license agreement, which would become payable only upon execution, and in accordance with the terms, of the applicable license agreement, if any.

The Option Agreement has been deemed a related party transaction, as one of the Company’s Board members, Dr. Gregory Fiore, is the Chief Executive Officer of Exacis. Additionally, the Company’s Interim Chief Executive Office, Dr. Matthew Angel, is Chairman of Exacis’ scientific advisory board. Dr. Angel is also the Chairman and Chief Executive Officer of Factor, which is the majority shareholder of Exacis.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read this discussion together with the unaudited interim condensed consolidated financial statements, related notes, and other financial information included elsewhere in this Quarterly Report on Form 10-Q together with our audited consolidated financial statements, related notes, and other information contained in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (the “SEC”) on June 30, 2022 (the “10-K/A”), as well as the information contained in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Original 10-K”), filed with the SEC on April 15, 2022, to the extent the information contained in the Original 10-K was not superseded by the information contained in the 10-K/A. The following discussion contains or is based on assumptions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors,” in Part I, Item 1A of the 10-K/A and as described from time to time in our other filings with the SEC. These risks could cause our actual results to differ materially from those anticipated in these forward-looking statements.

Overview

We are a biopharmaceutical company using our mRNA technology platform, including mRNA-based cell reprogramming and gene editing technologies, to create next generation mRNA, gene-editing and cell therapies, including iPSC therapies for multiple therapeutic indications.  We plan to develop and advance a pipeline of therapeutic products both internally and through strategic partnerships.  Our mRNA technology platform, which includes novel lipid nanoparticles (“LNPs”) for mRNA delivery and targeted transgene insertion, was acquired through a license with Factor Bioscience Limited (“Factor Limited”) and through our acquisition of Novellus, Inc. and Novellus, Ltd. in July 2021, which we refer to as the Novellus Acquisition.

Name Change and Ticker Symbol Change

Effective October 17, 2022, we changed our name from Brooklyn ImmunoTherapeutics, Inc. to Eterna Therapeutics Inc. pursuant to an amendment to our Certificate of Incorporation, as amended  (the “Name Change”). The Name Change did not require approval of our stockholders and did not affect the rights of our security holders. In connection with the Name Change, the trading symbol of our common stock on The Nasdaq Global Market changed from “BTX” to “ERNA.”

Merger with NTN Buzztime, Inc.

On March 25, 2021, we completed the Merger with NTN Buzztime, Inc., changed our name from “NTN Buzztime, Inc.” to “Brooklyn ImmunoTherapeutics, Inc.” and consummated a one-for-two reverse split of our common stock.

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

The Merger has been accounted for as a reverse acquisition in accordance with U.S. generally accepted accounting principles, or GAAP. Under this method of accounting, Brooklyn LLC was deemed the “acquiring” company and Eterna (then known as NTN Buzztime, Inc.) was treated as the “acquired” company for financial reporting purposes. Operations prior to the Merger are those of Brooklyn ImmunoTherapeutics, LLC (“Brooklyn LLC”), and the historical financial statements of Brooklyn LLC became the historical financial statements of Eterna with respect to periods prior to the completion of the Merger.

Acquisition of Novellus

On July 16, 2021, we acquired Novellus, Inc. and Novellus, Inc.’s wholly owned subsidiary, Novellus, Ltd. Eterna also acquired 25.0% of the total outstanding equity interests of NoveCite, Inc.  As consideration for the Novellus Acquisition, we paid $22.9 million in cash and delivered 351,000 shares of common stock, which under the terms of the Novellus Acquisition Agreement, were valued at a total of $102.0 million based on an agreed upon price of $290.5060 per share.  At the date of issuance, the fair value of the shares was approximately $58.7 million.

mRNA, Gene-Editing, and Cellular Medicines

We are advancing the technology that we obtained through a license with Factor Limited and through the Novellus Acquisition in July 2021 to evaluate and develop mRNA, gene-editing, and cellular medicines, with an initial focus on hematologic and solid tumors. We expect that the first-generation product candidates will include gene-editing mRNA for in vivo cell engineering and induced pluripotent stem cell (“iPSC”)-derived cytotoxic lymphocytes (“iCLs”) and immune-modulating cells (“iIMCs”). We expect to begin preclinical development, including manufacturing process development, of iCLs and iIMCs for clinical indications including hematologic and solid tumors, as well as other indications that require overcoming molecular cues of the tissue microenvironment. The prior work of Novellus, Inc. and NoveCite shows evidence for preclinical efficacy of iPSC-derived cells in inflammatory conditions (for example, acute respiratory distress syndrome, or ARDS). Interactions with the FDA provided guidance on Chemistry, Manufacturing and Controls (“CMC”), and manufacturing plans, which will be undertaken in a similar manner for additional applications. We expect that second generation products will involve more complex gene editing, for which we anticipate using the stepwise addition of genes provided by the in-licensed Factor Limited gene editing machinery, NoveSlice, to efficiently place genes and regulatory sequences into safe harbor locations. Development of processes to advance CMC and manufacturing will follow the experience from first generation products. We are also exploring opportunities to advance in vivo mRNA cell engineering therapies for hematologic and solid tumors by combining the NoveSlice gene editing technology with ToRNAdoTM, the in-licensed LNP technology.

In conjunction with our internal efforts, we are actively seeking strategic partners to license and advance our technology.

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

The INSPIRE trial was the only Company-sponsored study of IRX-2.  IRX-2 has been studied externally in other clinical settings outside of head and neck cancer in the form of investigator sponsored trials, which have either ended or are not currently active. Based on the totality of available information, the Company currently does not have plans to further develop the IRX-2 product candidate. As such, the Company determined that the carrying value of the IPR&D asset was impaired and recognized a non-cash impairment charge of approximately $6.0 million on the condensed consolidated statement of operations during the second quarter of 2022, which reduced the value of the asset to zero.

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

 Recent Developments

Reverse Stock Split

Effective at 11:59 p.m. Eastern time on October 16, 2022, we effected a reverse stock split at a ratio of 1-for-20 (the “Reverse Stock Split”). Upon the effectiveness of the Reverse Stock Split, every twenty shares of the issued and outstanding common stock were automatically combined and reclassified into one issued and outstanding share of common stock. The Reverse Stock Split did not affect any stockholder’s ownership percentage of the common stock, alter the par value of the common stock or modify any voting rights or other terms of the common stock. The number of authorized shares of common stock under our Charter remains unchanged. No fractional shares were issued in connection with the Reverse Stock Split. In lieu of any fractional shares to which a stockholder would otherwise be entitled, we paid an amount of cash equal to the product of (i) the fractional share to which the holder would otherwise be entitled and (ii) the then fair value of a share as determined in good faith by the Board.  We paid an aggregate of $719 for a total of 175 fractional shares.

All share and per share data in this Quarterly Report on Form 10-Q have been adjusted for all periods presented to reflect the Reverse Stock Split.

Facility Sublease

On October 18, 2022, we entered into a sublease agreement (the “Sublease”) with E.R. Squibb & Sons, L.L.C., a Delaware limited liability company and subsidiary of Bristol-Myers Squibb Company (“Sublessor”), for office, laboratory and research and development space (the “Premises”). The Premises consists of approximately 45,500 square feet on the ninth floor of the building currently under construction located at 250 Water Street, Somerville, Massachusetts 02141.

The Sublease rent commences on the date that is the earlier of (i) the date that the Company commences business operations from the Premises and (ii) the date that is the one-year anniversary of the later to occur of (A) October 18, 2022 and (B) the date that Sublessor obtains the primary landlord’s consent for the Sublease (such applicable date, the “Rent Commencement Date”). The Sublease has a term of 10 years from the Rent Commencement Date (the “Term”), subject to a five-year extension in accordance with the terms of the Sublease.

Pursuant to the Sublease, we were required to deliver to the Sublessor a security deposit in the form of a letter of credit in the amount of $4.1 million. Provided there are no events of default by us under the Sublease, the letter of credit will be reduced on an incremental basis throughout the Term. The letter of credit was issued by our commercial bank, which required that we cash collateralize the letter of credit by depositing $4.1 million of restricted cash in a separate account maintained by such bank.  The amount of restricted cash that we are required to maintain in such account will decline during the Term in parallel with the reduction of the amount of the letter of credit.  This restricted cash requirement reduced the amount of working capital we have to fund our operations.

Pursuant to the Sublease, we have agreed to pay base rent of $0.4 million per month during the first year of the Term, increasing on an incremental basis each subsequent year of the Term, as well as traditional lease expenses including, certain taxes, operating expenses and utilities.

Certain Related Party Transactions

On September 9, 2022, we entered into a Master Services Agreement (the “MSA”) with Factor Bioscience Inc. (“Factor”), pursuant to which Factor has agreed to provide services to us as agreed between us and Factor and set forth in one or more work orders under the MSA, including the first work order included in the MSA. Factor has agreed to provide us with mRNA cell engineering research support services, including access to certain facilities, equipment, materials and training, and we have agreed to pay Factor an initial fee of $5.0 million, payable in twelve equal monthly installments of approximately $0.4 million. Following the initial 12-month period, we have agreed to pay Factor a monthly fee of $0.4 million until such time as the first work order under the MSA is terminated.

We may terminate the first work under the MSA on or after the second anniversary of the date of the MSA, subject to providing Factor with 120 days’ prior notice.  Factor may terminate such work order only on and after the fourth anniversary of the date of the MSA, subject to providing us with 120 days’ prior notice.   In connection with entering into the MSA, on September 9, 2022, Factor’s subsidiary, Factor Limited, entered into a waiver agreement with Brooklyn LLC, pursuant to which Factor Limited agreed to waive payment of $3.5 million otherwise payable to it in October 2022 by Brooklyn LLC under its license agreement with Factor Limited.

As a result of entering into the Waiver Agreement and the MSA during third quarter of 2022, we recognized $3.5 million in research and development expense and a corresponding liability for the committed obligation in the License Agreement that is being paid through the MSA.

On September 6, 2022, we entered into an assignment and assumption of contracts agreement (the “Assignment and Assumption Agreement”) with Factor, pursuant to which we assumed certain contracts with third parties that Factor had previously entered into in anticipation of entering into a sublease for premises in Somerville, Massachusetts.  In October 2022, we entered into the sublease for the premises.  See Note 15 to our unaudited interim financial statements included in this Quarterly Report on Form 10-Q for more information on this subsequent event.  Under the Assignment and Assumption Agreement, we agreed to reimburse Factor for costs already incurred and paid by Factor under the assumed contracts in the amount of approximately $0.1 million, and we assumed the future obligations under these contracts, which relate to the design and build-out of the subleased space.

The foregoing have been deemed related party transactions, as our Interim Chief Executive Officer, Dr. Matthew Angel, is also the Chairman and Chief Executive Officer of Factor and the Director of Factor Limited.  For more information please see Note 8 and Note 15 to our unaudited interim financial statements included in this Quarterly Report on Form 10-Q.

Exacis Option Agreement

On October 8, 2022, we entered into an option agreement (the “Option Agreement”) with Exacis Biotherapeutics, Inc., a Delaware corporation (“Exacis”), pursuant to which Exacis granted us the option to negotiate and enter into an exclusive worldwide license to certain of the technology licensed by Exacis for the treatment of cancer in humans (the “Option”). The Option Agreement provides that we will pay Exacis a fee of $0.3 million for the Option, which would be creditable against the fees or purchase price payable under any such license if entered into by us in accordance with Option Agreement. The Option Agreement provides for certain payments upon the execution of a definitive license agreement, which would become payable only upon execution, and in accordance with the terms, of the applicable license agreement, if any.

The Option Agreement has been deemed a related party transaction, as one of our Board members, Dr. Gregory Fiore, is the Chief Executive Officer of Exacis.  Additionally, our Interim Chief Executive Office, Dr. Matthew Angel, is Chairman of Exacis’ scientific advisory board. Dr. Angel is also the Chairman and Chief Executive Officer of Factor, which is the majority shareholder of Exacis. For more information please see Note 15 to our unaudited interim financial statements included in this Quarterly Report on Form 10-Q.

PIPE Transaction

On March 6, 2022, we entered into a Securities Purchase Agreement with an investor (the “PIPE Investor”) providing for the private placement (the “PIPE Transaction”) to the PIPE Investor of approximately 343,000 units (the “Units”), each of  which consisted of (i) one share of our common stock (or, in lieu thereof, one pre-funded warrant (the “Pre-Funded Warrants”) to purchase one share of common stock) and (ii) one warrant (the “Common Warrants”) to purchase one share of common stock, for an aggregate purchase price of approximately $12.0 million (the “Subscription Amount”). The PIPE Transaction closed on March 9, 2022. We incurred fees of $1.0 million through September 30, 2022 related to the PIPE Transaction.

Each Pre-Funded Warrant has an exercise price of $0.10 per share of common stock, was immediately exercisable and may be exercised at any time and has no expiration date and is subject to customary adjustments. The Pre-Funded Warrants may not be exercised if the aggregate number of shares of common stock beneficially owned by the holder thereof would exceed 9.99% immediately after exercise thereof.

On July 12, 2022, the PIPE Investor exercised its 68,000 Pre-Funded Warrants at an exercise price of $0.10 per share for an aggregate exercise price of $6,786, in cash.  We issued 68,000 shares of common stock to the PIPE Investor on July 14, 2022 upon receipt of the cash proceeds.  Following the exercise, no Pre-Funded Warrants remained outstanding.

Each Common Warrant has an exercise price of $38.20 per share, becomes exercisable six months following the closing of the PIPE Transaction, expires five-and-one-half years from the date of issuance, and is subject to customary adjustments. The Common Warrants may not be exercised if the aggregate number of shares of common stock beneficially owned by the holder thereof would exceed 4.99% immediately after exercise thereof, subject to increase to 9.99% at the option of the holder.

The Common Warrants and Pre-Funded Warrants were accounted for as liabilities under ASC 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity, as these warrants provide for a cashless settlement provision that fails the requirement of the indexation guidance under ASC 815-40.  The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the statement of operations. Upon exercise of the Common Warrants and Pre-Funded Warrants, the fair value on the exercise date is reclassified from warrant liabilities to equity.

The fair values of the Common Warrants and the Pre-Funded Warrants at the issuance date totaled $12.6 million in the aggregate, which was $0.6 million more than the Subscription Amount.  The excess $0.6 million represents an inducement to the PIPE Investor to enter into the PIPE Transaction and was recorded in warrant liabilities expense in the accompanying consolidated statement of operations.

In connection with the PIPE Transaction, we and the PIPE Investor also entered into a registration rights agreement, dated March 6, 2022, pursuant to which we agreed to prepare and file a registration statement with the SEC to register the resale of the shares of common stock included in the Units and the shares of common stock issuable upon exercise of the Pre-Funded Warrants and the Common Warrants. We agreed to use our best efforts to have such registration statement declared effective as promptly as possible after the filing thereof, subject to certain specified penalties if timely effectiveness is not achieved.  We filed such registration statement on April 29, 2022, which became effective on May 11, 2022.

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

On May 24, 2022, we provided the PIPE Investor with notice that it was not able to resell the securities under the registration agreement because we did not timely file our Quarterly Report on Form 10-Q (the “Q1 2022 10-Q”) with the SEC, and that the PIPE Investor could not use the registration statement to resell the related securities until we filed the Q1 2022 10-Q.  Because the PIPE Investor was unable to use the resale registration statement for at least 10 consecutive calendar days, we accrued $0.2 million during the first quarter of 2022 for the estimated contingent loss we expect to incur as a result of the late Q1 2022 10Q filing, which is recorded in other expense, net for the nine months ended September 30, 2022 in the accompanying condensed consolidated statements of operations.  We paid the $0.2 million liquidated damages payment in June 2022.

On June 30, 2022, we filed the Q1 2022 10-Q along with the 10-K/A, and on July 1, 2022, we provided notice to the PIPE Investor that it may resume use of the resale registration statement.

Basis of Presentation

Reverse Stock Split

All share and per share data in this Quarterly Report on Form 10-Q have been adjusted for all periods presented to reflect the Reverse Stock Split.

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

The major components of research and development costs include preclinical study costs, clinical manufacturing costs, clinical study and trial expenses, insurance coverage for clinical trials, expensed licensed technology, consulting, scientific advisors and other third-party costs, salaries and employee benefits, stock-based compensation expense, supplies and materials and allocations of various overhead costs related to our product development efforts. We also have a Master Services Agreement with Factor under which Factor provides us with mRNA cell engineering research support services, including access to certain facilities, equipment, materials and training.

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

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries, benefits and other costs, including equity-based compensation, for our executive and administrative personnel, legal and other professional fees, travel, insurance, other costs of being a publicly traded company and other corporate costs.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2022 and 2021

	Three months ended September 30,
	2022	2021	Change
(in thousands)
Operating expenses:
Research and development	$4,963	$1,491	$3,472
In-process research and development	-	80,538	(80,538)
General and administrative	3,341	4,247	(906)
Total operating expenses	8,304	86,276	(77,972)
Loss from operations	(8,304)	(86,276)	77,972

Other income, net:
Change in fair value of warrant liabilities	1,024	-	1,024
Loss on non-controlling investment	(21)	-	(21)
Other (expense) income, net	(10)	290	(300)
Total income, net	993	290	703

Loss before income taxes	(7,311)	(85,986)	78,675
Provision for income taxes	(5)	-	(5)

Net loss	$(7,316)	$(85,986)	$78,670

	Nine months ended September 30,
	2022	2021	Change
(in thousands)
Operating expenses:
Research and development	$8,430	$8,456	$(26)
In-process research and development	5,990	80,538	(74,548)
General and administrative	14,060	10,451	3,609
Transaction costs	-	5,765	(5,765)
Total operating expenses	28,480	105,210	(76,730)

Loss from operations	(28,480)	(105,210)	76,730

Other income (expense), net:
Loss on sale of NTN assets	-	(9,648)	9,648
Change in fair value of warrant liabilities	10,493	-	10,493
Loss on non-controlling investment	(932)	-	(932)
Other (expense) income, net	(1,166)	265	(1,431)
Total other income (expense), net	8,395	(9,383)	17,778

Loss before income taxes	(20,085)	(114,593)	94,508
Provision for income taxes	(5)	-	(5)

Net loss	$(20,090)	$(114,593)	$94,503

Research and Development Expenses

	Three months ended September 30,
	2022	2021	Change
(in thousands)
MSA expense	$3,699	$-	$3,699
Stock-based compensation	183	448	(265)
Payroll-related	736	744	(8)
Other expenses, net	345	299	46
Total research and development expenses	$4,963	$1,491	$3,472

	Nine months ended September 30,
	2022	2021	Change
(in thousands)
MSA expense	$3,699	$--	$3,699
License fees	-	4,000	$(4,000)
Clinical trials	812	1,076	(264)

Payroll-related	2,337	1,797	540
Stock-based compensation	1,075	1,018	57
Other expenses, net	507	565	(58)
Total research and development expenses	$8,430	$8,456	$(26)

For the three months ended September 30, 2022, our total research and development expenses increased compared to the prior year period, which was primarily the result MSA expenses recognized during the three months ended September 30, 2022. There were no comparable MSA expense in the prior year period. This increase in expense was offset by a decrease in stock-based compensation expense for the three months ended September 30, 2022, resulting from stock option and restricted stock unit forfeitures.

For the nine months ended September 30, 2022, our research and development expenses decreased primarily due to a $4.0 million license fee paid in 2021 to Factor Limited and Novellus, Ltd. (the “Licensors”) under the License Agreement with the Licensors, as well as due to a decrease in clinical trial and other miscellaneous expense, offset by increased expenses related to the MSA, increased payroll due to severance expense and stock compensation expense related to an increase in equity awards granted during 2022 when compared to the same period in 2021.

In January 2022, we completed a reduction in our workforce involving eight research and development employees.  As a result, we incurred approximately $0.5 million for severance and termination-related costs, which we recorded during the first quarter of 2022. In June 2022, we made the decision to consolidate our research and development in Cambridge, Massachusetts, and as a result, we accrued approximately $0.1 million for severance and termination-related costs for certain employees in the San Diego, California location.  In August 2022, we recognized approximately $0.3 million in severance expense related to the resignation of a San Diego executive.

Impairment of In-Process Research and Development

	Three months ended September 30,
	2022	2021	Change
(in thousands)
Impairment of in-process research and development	$-	$80,538	$(80,538)

	Nine months ended September 30,
	2022	2021	Change
(in thousands)
Impairment of in-process research and development	$5,990	$80,538	$(74,548)

As discussed above, in June 2022, we received the results from the INSPIRE phase 2 trial of IRX-2. The IRX-2 multi-cytokine biologic immunotherapy represents substantially all the fair value assigned to the technologies of IRX that we acquired in 2018. Despite outcomes that favored IRX-2 in certain predefined subgroups, the INSPIRE trial did not meet the primary endpoint of Event-Free Survival (EFS) at two years of follow up. Significant additional clinical development work will be required to advance IRX-2 in the form of additional Phase 2 and 3 studies to further evaluate the treatment effect of IRX-2 in patient subgroups and in combination with checkpoint inhibitor therapies.  The INSPIRE trial is the only company sponsored study of IRX-2.  IRX-2 has been studied externally in other clinical settings outside of head and neck cancer in the form of investigator sponsored trials, which have either ended or are not currently active. Based on the totality of available information, we currently do not have plans to further develop the IRX-2 product candidate. As such, we determined that the carrying value of the IPR&D asset was impaired and recognized a non-cash impairment charge of approximately $6.0 million for the nine months ended September 30, 2022.

During the three and nine months ended September 30, 2021, we expensed the $80.5 million fair value of IPR&D acquired in the Novellus Acquisition because there was no future alternative use for the IPR&D other than for its intended purpose.

General and Administrative Expenses

	Three months ended September 30,
	2022	2021	Change
(in thousands)
Professional fees	$1,353	$1,708	$(355)
Stock-based compensation	293	1,280	(988)
Payroll-related	424	546	(121)
Insurance	528	367	161
Occupancy expense	189	177	12
Loss on disposal of assets	156	13	143
Other expenses, net	398	156	242
Total general and administrative expenses	$3,341	$4,247	$(906)

	Nine months ended September 30,
	2022	2021	Change
(in thousands)
Payroll-related	$2,706	$720	$1,986
Impairment of ROU asset	772	-	772
Insurance	1,421	767	654
Loss on disposal of fixed assets	431	13	418
Occupancy expense	541	478	63
Professional fees	4,776	5,748	(972)
Stock-based compensation	1,465	2,284	(821)
Other expenses, net	1,950	441	1,509
Total general and administrative expenses	$14,060	$10,451	$3,609

Our general and administrative expenses decreased for the three months ended September 30, 2022, as compared to the same period in 2021, primarily due to a decrease in professional fees for accounting services, decreased stock-based compensation expense from the forfeitures of stock-options and restricted stock units, and decreased payroll-related expense due to a decrease in headcount, which was offset by an increase in severance expense when compared to the same period in 2021.  These decreases were further offset by increases for the three months ended September 30, 2022 in insurance premiums, the disposal of certain assets related to consolidating our research and development activities in Cambridge, Massachusetts, and other expenses due to legal-related matters, as compared to the same period in 2021.

The increase in general and administrative expense for the nine months ended September 30, 2022 was primarily related to increased headcount as well as severance expense for certain employees, including our former Chief Executive Officer, who resigned effective May 26, 2022.  We also recognized a non-cash impairment charge on our San Diego, California right-of-use (“ROU”) operating lease asset due to consolidating our research and development activities in Cambridge, Massachusetts and our intention to sublease the San Diego, California facility.  Other increases included premiums for public company insurance policies, losses on the disposal of fixed assets and other fees primarily due to legal-related matters, as compared to the same period in 2021.  These increases were offset by decreased professional fees for accounting and legal services and decreased stock-based compensation expense due to primarily to forfeitures of stock options and restricted stock units when compared to the same periods in 2021.

Transaction Costs

The $5.8 million in transaction costs incurred for the nine months ended September 30, 2021 related to the issuance of common stock to Brooklyn LLC’s financial advisor upon consummation of the Merger, and there were no comparable transaction costs for same period in 2022.

Loss on Sales of NTN Assets

We incurred a $9.6 million loss on the sale of NTN assets for the nine months ended September 30, 2021 in connection with the Disposition, and there were no comparable transaction costs for either the three or nine-month periods ended September 30, 2022.

Warrant Liabilities Expense

For the three months ended September 30, 2022, we recognized a credit of $1.0 million for the change in the fair value of warrant liabilities due to a decrease in the market price of our common stock during the quarter.  For the nine months ended September 30, 2022, we recognized a credit of  $11.1 million for the change in the fair value of warrant liabilities, which was offset by $0.6 million in expense related to the excess fair value of the Common Warrants and Pre-Funded Warrant issued in connection with the PIPE Transaction over the $12.0 million gross proceeds received. There were no comparable expenses for same periods in 2021.

Loss on Non-Controlling Investment

We account for our investment in NoveCite under the equity method.  During the three and nine months ended September 30, 2022, we recognized approximately $21,000 and $0.9 million of loss, respectively, on our 25% non-controlling investment in NoveCite, respectively.  Of the $0.9 million loss for the nine months ended September 30, 2022, $0.5 million relates to the prior year.  We do not have guaranteed obligation of NoveCite nor are we otherwise committed to providing further financial support for NoveCite.  Therefore, we will record losses only up to our investment carrying amount.  There were no comparable expenses for same periods in 2021.

Other Expense, Net

	Three months ended September 30,
	2022	2021	Change
(in thousands)
Interest expense, net	$(10)	$(20)	$10
Income from PPP loan forgiveness	-	310	(310)
Total other (expense), income net	$(10)	$290	$(300)

	Six months ended September 30,
	2022	2021	Change
(in thousands)
PIPE transaction fees	$(1,007)	$-	$(1,007)
Liquidated damages	(240)	-	(240)
Interest expense, net	(24)	(56)	32
Income from PPP loan forgiveness	-	310	(310)
Other income, net	105	11	94
Total other (expense), income net	$(1,166)	$265	$(1,431)

We recognized a change from other income, net of $0.3 million for the three months ended September 30, 2021 to other expense, net of $10,000 for the three months ended September 30, 2022.  This change was primarily related to income we recognized in 2021 for the forgiveness of Brooklyn LLC’s loan under the Payment Protection Program (“PPP”).  We did not have such income for the same period in 2022.

We recognized a change from other income, net of $0.3 million for the nine months ended September 30, 2021 to other expense, net of approximately $1.2 million for the nine months ended September 30, 2022.  During the nine months ended September 30, 2022, our increase in other expense, net was primarily due to fees related to the PIPE Transaction, which was allocated to the warrants issued in connection with the transaction. Additionally, we recorded a loss related to the liquidated damages we incurred under our registration rights agreement with the PIPE Investor as a result of not timely filing with the SEC our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.  During the nine months ended September 30, 2021, we recognized income from the forgiveness of our PPP loan.  We did not have such income for the same period in 2022.  These increases in expense were offset by income from the sale of certain fixed assets and a decrease in interest expense when compared to the same period in 2021.

Provision for Income Taxes

During 2022, we expect to incur state income tax liabilities related to our operations. We have established a full valuation allowance for all deferred tax assets, including our net operating loss carryforwards, since we could not conclude that we were more likely than not able to generate future taxable income to realize these assets. The effective tax rate differs from the statutory tax rate due primarily to our full valuation allowance.

Liquidity and Capital Resources

At September 30, 2022, we had cash and cash equivalents of approximately $13.3 million.

On March 9, 2022, we issued 275,000 shares of common stock and Pre-Funded Warrants representing approximately 68,000 shares of common stock for net proceeds of approximately $11.0 million in connection with the PIPE Transaction.  The 68,000 shares Pre-Funded Warrants were exercised on July 12, 2022 at an exercise price of $0.10 per share for total proceeds of approximately $7,000.  Pursuant to the purchase agreement entered into in respect of the PIPE Transaction, we are prohibited from issuing equity in variable rate transactions for a period of one-year following consummation of the PIPE Transaction, including issuing equity under the Second Purchase Agreement.

On October 18, 2022, we entered into the Sublease for approximately 45,500 square feet of office and laboratory space in Somerville, Massachusetts.  As part of the Sublease, we delivered a security deposit in the form of a letter of credit in the amount of $4.1 million, which will be reduced on an incremental basis throughout the term of the lease.  The letter of credit was issued by our commercial bank, which required that we cash collateralize the letter of credit with $4.1 million of cash deposited in a restricted account maintained by such bank.  The amount of required restricted cash collateral will decline in parallel with the reduction in the amount of the letter of credit over the term of the sublease.  The required restricted cash reduced the amount of working capital we have to fund our operations.

We have to date incurred operating losses, and we expect these losses to continue in the future as we further develop our product development programs and operate as a publicly traded company.  Developing product candidates, conducting clinical trials and commercializing products are expensive, and we will need to raise substantial additional funds to achieve our strategic objectives. It will likely be some years before we obtain the necessary regulatory approvals to commercialize one or more of our product candidates. Based on our current financial condition and forecasts of available cash, including as mentioned above, we believe we do not have sufficient funds to fund our operations for the next twelve months from the filing of the financial statements contained in this Quarterly Report on Form 10-Q for the period ended September 30, 2022 (the “Q3 2022 10-Q”). There can be no assurance that we will ever be in a position to commercialize IRX-2 or any other product candidate we may acquire, or that we will obtain any additional financing that we require in the future or, even if such financing is available, that it will be obtainable on terms acceptable to us.

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

We plan to raise additional funds to support our product development activities and working capital requirements through the remaining availability under the Second Purchase Agreement (to the extent we are permitted to use such agreement), public or private equity offerings, debt financings, strategic partnerships, out-license collaborations or other means. We may also seek governmental grants to support our clinical trials and preclinical trials. Further, we may seek to raise capital to fund additional product development efforts even if we have sufficient funds for our planned operations. Any sale by us of additional equity or convertible debt securities could result in dilution to our stockholders. There can be no assurance that any such required additional funding will be available to us at all or available on terms acceptable to us.

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

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying consolidated statements of cash flows, are summarized as follows:

	For the nine months ended September 30,		Change
(in thousands)	2022	2021
Cash (used in) provided by:
Operating activities	$(15,541)	$(16,656)	$1,115
Investing activities	(176)	(22,595)	22,419
Financing activities	11,986	62,004	(50,018)
Net (decrease) increase in cash and cash equivalents	$(3,731)	$22,753	$(26,484)

Net Cash Used in Operating Activities

The decrease in cash used in operating activities was due to a decrease in net loss of $4.3 million, after giving effect to adjustments made for non-cash transactions, offset by an increase in cash provided by operating assets and liabilities of $5.4 million during the nine months ended September 30, 2022 compared to the same period in 2021.  The increase in cash provided by operating assets and liabilities was primarily driven by increased accrued compensation due to higher headcount and severance, accrued costs for litigation matters, increased liabilities related to the MSA and increased insurance liabilities.

Net Cash Used in Investing Activities

The decrease in net cash used in investing activities was primarily due to cash used to purchase Novellus of $22.9 million during the nine months ended September 30, 2022 compared to the same period in 2021, which was offset by proceeds of approximately $0.3 million from the Merger and the Disposition transactions.  There were no similar transactions during the nine months ended September 30, 2022.

Net Cash Provided by Financing Activities

The decrease in net cash provided by financing activities was primarily the result of a decrease in net proceeds from capital raises of approximately $51 million, net, offset by a decrease in principal payments made for long-term debt arrangements of $0.5 million during the nine months ended September 30, 2022 compared to the same period in 2021.

Critical Accounting Estimates

There were no significant changes in our critical accounting estimates during the three and nine months ended September 30, 2022 from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the 10-K/A.

Recent Accounting Pronouncements

In September 2022, the Financial Accounting Standard Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations (“ASU 2022-04”). ASU 2022-04 requires a buyer that uses supplier finance programs to make annual disclosures about the program’s key terms, the balance sheet presentation of related amounts, the confirmed amount outstanding at the end of the period, and associated roll-forward information. ASU 2022-04 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the requirement to disclose roll-forward information, which is effective for fiscal years beginning after December 15, 2023. We do not expect a material impact on our financial statements as a result of adopting this amendment.

In June 2022, FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). The FASB issued ASU 2022-03 to (1) clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) to amend a related illustrative example, and (3) to introduce new disclosure requirements for equity related securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years with early adoption permitted. We are evaluating when to adopt the amendments in ASU 2022-02. We do not expect a material impact on our financial statements as a result of adopting this amendment.

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

In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we were required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as of the end of the period covered by this Q3 2022 10-Q under the supervision, and with the participation, of our management, including our interim Chief Executive Officer and President (who serves as our principal executive officer) and our Chief Financial Officer (who serves as our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures.

Based on that evaluation, our interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Q3 2022 10-Q in providing reasonable assurance of achieving the desired control objectives due primarily to the material weaknesses discussed below.

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

Management is implementing measures designed to ensure that the deficiencies contributing to the ineffectiveness of our internal controls over financial reporting are promptly remediated, such that the internal controls are designed, implemented and operating effectively. The remediation actions include:

•
hiring additional accounting personnel in a number, and with experience, to allow for proper segregation of duties and the accurate application of GAAP, including a chief financial officer, whom we hired in May of 2022;

•
developing and implementing, and then monitoring the effectiveness of, written policies and procedures required to achieve our financial reporting objectives in a timely manner, including policies and procedures relating to internal control over financial reporting, which;

•	providing additional training to accounting personnel; and.

•	consulting with an accounting advisor for technical, complex and non-recurring matters, with whom we have engaged and begun consulting.

We are committed to developing a strong internal control environment, and we believe the remediation efforts that we have implemented and will implement will result in significant improvements in our control environment. Following indications of internal control deficiencies in early 2021, we hired our Vice President of Finance in the second quarter of 2021 to oversee all accounting and financial reporting matters, including implementing a framework for internal controls over financial reporting, a full-time controller at the beginning of 2022, and our chief financial officer in May of 2022. Also, during the fourth quarter of 2021, we engaged a third-party consulting firm with expertise in implementing the framework for internal controls over financial reporting, and we are making progress on developing this framework, including identifying key controls, creating process narratives or flowcharts, developing test plans, and testing of the key controls to ensure the framework is complete and effective. Our management will continue to monitor and evaluate the relevance of our risk-based approach and the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary.

Changes in Internal Control over Financial Reporting

Other than described above, there was no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

This information is set forth under “Note 10—Commitments and Contingencies—Legal Matters” to the condensed consolidated financial statements included in this Q3 2022 10-Q and is incorporated in this Item 1 by reference.

From time to time we may become involved in legal proceedings arising in the ordinary course of business. Except as described above, we do not believe there is any litigation pending that could have, individually or in the aggregate, a material adverse effect on our results of operations, financial condition or cash flows.

Item 1A.	Risk Factors.

During the reporting period covered by this Quarterly Report on Form 10-Q, there have been no material changes to our risk factors as set forth in the 10-K/A and our subsequently filed Quarterly Reports on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit	Description	Incorporated By Reference
10.1	Master Services Agreement, dated September 9, 2022, by and between Factor Bioscience Inc. and the Company.	Exhibit 10.1 to Form 8-K filed on September 15, 2022
10.2*	Separation Agreement and General Release, dated August 24, 2022, by and between the Company and Kevin D’Amour.	Exhibit 10.1 to Form 8-K/A filed on September 1, 2022
10.3	Third Amended and Restated Exclusive License Agreement, dated November 1, 2020, by and between Factor Bioscience Limited and Novellus Therapeutics Limited.	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*          Management contract or compensation plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ETERNA THERAPEUTICS INC.

Date: November 14, 2022	By:	/s/ Andrew Jackson
Andrew Jackson
Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)