Form 10-Q
period 2023-03-31
Eterna Therapeutics Inc.
filed 2023-05-11
CIK 748592

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _____________

Commission file number: 001-11460

Eterna Therapeutics Inc.
(Exact name of registrant as specified in its charter)

Delaware	31-1103425
(State of incorporation)	(I.R.S. Employer Identification No.)

1035 Cambridge Street, Suite 18A Cambridge, Massachusetts	02141
(Address of principal executive offices)	(Zip Code)

(212) 582-1199
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, $0.005 par value per share	ERNA	The Nasdaq Stock Market LLC

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

As of May 11, 2023, the registrant had outstanding 5,270,072 shares of common stock, $0.005 par value per share.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements related to future events, results, performance, prospects and opportunities, including statements related to our strategic plans and targets, revenue generation, product availability and offerings, capital needs, capital expenditures, industry trends and our financial position. Forward-looking statements are based on information currently available to us, on our current expectations, estimates, forecasts, and projections about the industries in which we operate and on the beliefs and assumptions of management. Forward looking statements often contain words such as “expects,” “anticipates,” “could,” “targets,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “would,” and similar expressions. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, and other characterizations of future events or circumstances, are forward-looking statements. Forward-looking statements by their nature address matters that are, to different degrees, subject to risks and uncertainties that could cause actual results to differ materially and adversely from those expressed in any forward-looking statements. For us, particular factors that might cause or contribute to such differences include those risks and uncertainties described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 and described in other documents we file from time to time with the Securities and Exchange Commission, which we refer to as the SEC.

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

Unless stated otherwise or the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “Eterna” refer to Eterna Therapeutics Inc., references to “Eterna LLC” refer to Eterna Therapeutics LLC, a wholly owned subsidiary of Eterna, and references to the “Company,” “we,” “us” or “our” refer to Eterna and its subsidiaries, including Eterna LLC, Novellus, Inc. and Novellus Therapeutics Limited.

ii

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements

ETERNA THERAPEUTICS INC.
 CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amount)
(unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash	$5,397	$11,446
Other receivables	647	951
Prepaid expenses and other current assets	471	1,284
Total current assets	6,515	13,681
Restricted cash	4,095	4,095
Property and equipment, net	215	236
Right-of-use assets - operating leases	989	1,030
Goodwill	2,044	2,044
Investment in non-controlling interest	8	59
Other assets	1,242	1,134
Total assets	$15,108	$22,279

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,461	$1,620
Accrued expenses	2,012	3,626
Income taxes payable	7	-
Operating lease liabilities, current	168	295
Due to related party, current	1,750	1,750
Other current liabilities	8	363
Total current liabilities	5,406	7,654
Warrant liabilities	376	331
Operating lease liabilities, non-current	841	887
Due to related party, non-current	768	1,206
Deferred revenue	250	-
Other liabilities	87	94
Total liabilities	7,728	10,172

Stockholders’ equity:
Preferred stock, $0.005 par value, 1,000 shares authorized, 156 designated and outstanding of Series A convertible preferred stock at March 31, 2023 and December 31, 2022, $156 liquidation preference	1	1
Common stock, $0.005 par value, 100,000 shares authorized at March 31, 2023 and December 31, 2022; 5,127 issued and outstanding at both March 31, 2023 and December 31, 2022	26	26
Additional paid-in capital	178,066	177,377
Accumulated deficit	(170,713)	(165,297)
Total stockholders’ equity	7,380	12,107
Total liabilities and stockholders’ equity	$15,108	$22,279

The accompanying notes are an integral part of these condensed consolidated financial statements.

ETERNA THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three months ended March 31,
	2023	2022
Operating expenses:
License costs	$50	$-
Research and development	1,674	1,782
General and administrative	3,592	4,514
Total operating expenses	5,316	6,296
Loss from operations	(5,316)	(6,296)
Other expense, net:
Change in fair value of warrant liabilities	(45)	(1,322)
Loss on non-controlling investment	(51)	(615)
Other income (expense), net	1	(1,142)
Total other expense, net	(95)	(3,079)
Loss before income taxes	(5,411)	(9,375)
Provision for income taxes	(5)	-
Net loss	$(5,416)	$(9,375)

Net loss per common share - basic and diluted	$(1.06)	$(3.50)
Weighted average shares outstanding - basic and diluted	5,127	2,681

The accompanying notes are an integral part of these condensed consolidated financial statements.

ETERNA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three months ended March 31, 2023 and 2022 (unaudited)
(in thousands)

	Series A Preferred				Additional Paid-
	Stock		Common Stock		in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances at January 1, 2023	156	$1	5,127	$26	$177,377	$(165,297)	$12,107
Stock-based compensation	-	-	-	-	689	-	689
Net loss		-	-	-	-	(5,416)	(5,416)
Balances at March 31, 2023	156	$1	5,127	$26	$178,066	$(170,713)	$7,380

Balances at January 1, 2022	156	$1	2,601	$13	$166,191	$(140,702)	$25,503
Issuance of common stock and pre-funded warrants in connection with private offering, net.	-	-	275	1	(1)	-	-
Forfeiture of unvested restricted stock	-	-	(4)	-	-	-	-
Issuance of common stock from vested restricted stock units	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	1,183	-	1,183
Net loss	-	-	-	-	-	(9,375)	(9,375)
Balances at March 31, 2022	156	$1	2,872	$14	$167,373	$(150,077)	$17,311

The accompanying notes are an integral part of these condensed consolidated financial statements.

ETERNA THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the three months ended
	March 31,
	2023	2022
Cash flows used in operating activities:
Net loss	$(5,416)	$(9,375)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21	36
Stock-based compensation	689	1,183
Amortization of right-of-use asset	41	102
Loss on disposal of fixed assets	-	371
Gain on lease termination	-	(85)
Loss on change in warrant liabilities	45	1,322
Loss on non-controlling investment	51	615
Changes in operating assets and liabilities:
Other receivables	304	(146)
Prepaid expenses and other current assets	813	298
Other non-current assets	(108)	66
Accounts payable and accrued expenses	(1,766)	486
Operating lease liability	(173)	(103)
Due to related party	(438)	-
Deferred revenue	250	-
Other liabilities	(362)	(202)
Net cash used in operating activities	(6,049)	(5,432)
Cash flows used in investing activities:
Purchase of property and equipment	-	(46)
Net cash used in investing activities	-	(46)
Cash flows provided by financing activities:
Proceeds from issuance of common stock and warrants in connection with private offering	-	11,993
Net cash provided by financing activities	-	11,993
Net (decrease) increase in cash and cash equivalents	(6,049)	6,515
Cash, cash equivalents and restricted cash at beginning of period	15,541	16,985
Cash, cash equivalents and restricted cash at end of period	$9,492	$23,500

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1	$1
Income taxes	$-	$-

Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$5,397	$23,500
Restricted cash	4,095	-
Total Cash, cash equivalents and restriced cash at end of period	$9,492	$23,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

ETERNA THERAPEUTICS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1)	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Eterna Therapeutics Inc. (“Eterna”), together with its subsidiaries including Eterna Therapeutics LLC (“Eterna LLC”), Novellus, Inc. (“Novellus”) and Novellus Therapeutics Limited (“Novellus Limited”), is a life science company committed to realizing the potential of mRNA cell engineering to provide patients with transformational new medicines.  Eterna has in-licensed a portfolio of over 100 patents covering key mRNA cell engineering technologies, including technologies for mRNA cell reprogramming, mRNA gene editing, the NoveSliceTM and UltraSliceTM gene-editing proteins, and the ToRNAdoTM mRNA delivery system. Eterna plans to develop and advance a pipeline of therapeutic products both internally and through strategic partnerships, with the near-term focus on strategic partnerships.  Eterna licenses its mRNA technology platform from Factor Bioscience Limited (“Factor Limited”) under an exclusive license agreement. As used herein, the “Company” refers collectively to Eterna and its subsidiaries.

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

These condensed consolidated financial statements should be read together with the audited consolidated financial statements and notes thereto contained in Eterna’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on March 20, 2023 (the “2022 10-K”). The accompanying condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited financial statements contained in the 2022 10-K but does not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2023, or any other period.

2)	LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred significant operating losses and has an accumulated deficit as a result of its efforts to develop product candidates, including conducting clinical trials and providing general and administrative support for operations. As of March 31, 2023, the Company had an unrestricted cash balance of approximately $5.4 million and an accumulated deficit of approximately $170.7 million. For the three months ended March 31, 2023, the Company incurred a net loss of $5.4 million, and the Company used cash in operating activities of $6.0 million.

In October 2022, the Company entered into a facility sublease agreement (the “Sublease”) for approximately 45,500 square feet of office and laboratory space in Somerville, Massachusetts.  Pursuant to the Sublease, the Company delivered to the sublessor a security deposit in the form of a letter of credit in the amount of $4.1 million, which will be reduced on an incremental basis throughout the term of the lease.  The letter of credit was issued by the Company’s commercial bank, which required that the Company cash collateralize the letter of credit by depositing $4.1 million in a restricted cash account with such bank.  The amount of required restricted cash collateral will decline in parallel with the reduction in the amount of the letter of credit over the term of the Sublease.

On April 5, 2023, the Company entered into a purchase agreement and a registration rights agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park committed to purchase up to $10.0 million of the Company’s common stock in an “equity line” financing arrangement. See Note 14.

In connection with preparing the accompanying condensed consolidated financial statements as of and for the three months ended March 31, 2023, the Company’s management concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern because it does not expect to have sufficient cash or working capital resources to fund operations for the twelve-month period subsequent to the issuance date of these financial statements. The Company will need to raise additional capital, which could be through public or private equity offerings, debt financings, strategic partnerships or other means. Other than the two-year purchase agreement with the investment group discussed above, the Company currently has no arrangements for such capital, and no assurances can be given that it will be able to raise such capital when needed, on acceptable terms, or at all.

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

3)	CONTRACT WITH CUSTOMER

On February 21, 2023, the Company and Lineage Cell Therapeutics, Inc. (“Lineage”) entered into an exclusive option and license agreement (the “Lineage Agreement”), pursuant to which, prior to August 22, 2023, Lineage may request that the Company develop for, and deliver to, Lineage certain induced pluripotent stem cell lines, which Lineage would use to evaluate the possible development of cell transplant therapies for treatment of diseases of the central nervous system in humans, excluding certain indications.  The Lineage Agreement also provides Lineage with the option (the “Option Right”) to obtain an exclusive sublicense to certain related technology for preclinical, clinical and commercial purposes, which would permit Lineage to sublicense such intellectual property, subject to payment of certain sublicense royalty fees.  Lineage has six months from our delivery to Lineage of such induced pluripotent stem cell lines to exercise such option. Upon entry into the Lineage Agreement, Lineage paid the Company a $250,000 non-refundable up-front payment (the “Option Fee”) for the Option Right.  The Company is also entitled to certain cell line customization fees with respect to cell lines that Lineage may request that it develop for Lineage, and royalty payments with respect to any such licensed products, certain sublicense fees and certain milestone payments under the Lineage Agreement.

The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers (“ASC 606”), when a customer obtains control of promised goods or services in an amount that reflect the consideration that the Company expects to receive in exchange for those goods or services.  The Company performs the following five steps in order to recognize revenue:

1.	Identify the contract with a customer;
2.	Identify the performance obligations in the contracts;
3.	Determine the transaction price;
4.	Allocate the transaction price to the performance obligations; and
5.	Recognize revenue when (or as) the performance obligations are satisfied.

The Company has determined that as of contract inception, the Option Right contains a material right because by entering into the agreement, the Option Right allows the customer to obtain a license that no other customer can receive.  As a result, the Option Right is a separate performance obligation under the agreement.  The cell line customization activities that the Company may perform and the granting of the license that the Company may provide to the customer are not considered performance obligations as of contract inception, as these are goods and services that the customer may request in the future and will be accounted for as separate contracts when the customer exercises the Option Right or provides its request to the Company to perform the cell line customization activities.  As a result, the Option Right performance obligation is the only performance obligation as of contract inceptions, and 100% of the Option Fee is allocated to the Option Right.  Revenue from the Option Right will be recognized when the customer enters into the sublicense or when the Option Right expires.  As of March 31, 2023, the Company has recorded $250,000 as deferred revenue related to the upfront, nonrefundable Option Fee.

As provided for in the Exclusive Factor License Agreement discussed in Note 9, the Company is obligated to pay Factor Limited 20% of the Option Fee when the Company received payment from the customer in February 2023.  Accordingly, the Company recognized a license cost of $50,000 during the three months ended March 31, 2023.

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

             The carrying amounts reported on the balance sheet for cash and cash equivalents, accounts receivable, prepaid assets and other current assets, restricted cash, accounts payable and accrued expenses, other current liabilities and other liabilities approximate fair value based due to their short maturities.

The following tables summarize the liabilities that are measured at fair value as of March 31, 2023 and December 31,2022 (in thousands):

Description	Level	March 31, 2023	December 31, 2022
Liabilities:
Warrant liabilities - Common Warrants	3	$376	$331

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

The Company remeasured the fair value of the Common Warrants as of March 31, 2023. The following table presents the changes in the warrant liabilities from January 1, 2023 (in thousands):

Fair value at January 1, 2023	$331
Change in fair value of warrant liabilities	45
Fair value at March 31, 2023	$376

5)	LEASES

The Company has operating leases for office and laboratory space in the borough of Manhattan in New York, New York, in Cambridge, Massachusetts and in Somerville, Massachusetts, which expire in 2026, 2028, and 2032, respectively.

In March 2022, the Company entered into a facility lease in San Diego, California (the “San Diego Lease”) with Torrey Pines Science Center Limited Partnership for approximately 5,200 square feet of laboratory and office space. The term of the San Diego Lease was 62 months and the lease commencement date was April 19, 2022. The Company recorded a $1.7 million right of use (“ROU’) asset and a $1.7 million lease liability for the San Diego Lease.

During 2022, the Company decided to consolidate its research and development efforts in Cambridge, Massachusetts, and the Company determined to sublease the San Diego laboratory and office space.  On January 31, 2023, the Company terminated its lease in San Diego, California pursuant to a lease termination agreement entered into with the lessor in November 2022 and amended in December 2022.  The Company paid a $0.1 million lease termination fee in January 2023.  The lease termination was accounted for as a modification because the Company did not contemporaneously terminate the lease when it entered into the lease termination agreement on November 30, 2022 (the “Modification Date”) and had a continued right-of-use of the facility through January 31, 2023.  As a result, on the Modification Date, the Company remeasured the remaining lease payments, including the $0.1 million termination fee, and reduced the lease liability the Company had on its balance sheet on the Modification Date by approximately $1.4 million to the present value of the remeasured lease liability of approximately $0.2 million and reduced the ROU asset by approximately $0.8 million to zero.  As of March 31, 2023, the Company had no remaining lease liabilities associated with this lease.

In October 2022, the Company entered into the Sublease with E.R. Squibb & Sons, L.L.C., a subsidiary of Bristol-Myers Squibb Company (“Sublessor”), for office, laboratory and research and development space (the “Premises”). The Premises consist of approximately 45,500 square feet on the ninth floor of a building currently under construction located in Somerville, Massachusetts.

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

The Sublessor has agreed to provide the Company with a tenant improvement allowance of $190 per rentable square foot, or $8.6 million.  Tenant improvements to the Premises in excess of this amount, if any, will be at the Company’s own cost. As of March 31, 2023, the Premises had not been made available for the Company to begin the construction of the tenant improvements.  It is expected that the Premises will be made available to begin the construction during the second quarter of 2023, and it is anticipated that the construction will be substantially complete during the fourth quarter of 2023.  As a result, the commencement date of the Sublease did not occur as of March 31, 2023, and accordingly, the Company did not recognize a lease liability and corresponding ROU asset for the Sublease as of March 31, 2023.

As of March 31, 2023, the Company had incurred approximately $0.7 million in costs in connection with the Sublease, which consisted of approximately $0.6 million for the architect to design the tenant improvements to the Premises and for a project manager to manage the construction of the tenant improvements as well as approximately $0.1 million in bank fees related to the issuance of the letter of credit discussed above.  These costs are recorded in other assets in the accompanying condensed consolidated balance sheet as of March 31, 2023.

For the three months ended March 31, 2023 and 2022, the net operating lease expenses were as follows (in thousands):

	Three months ended
	2023	2022
Operating lease expense	$68	$186
Sublease income	(21)	(21)
Variable lease expense	5	3
Total lease expense	$52	$168

The tables below show the beginning balances of the operating ROU assets and lease liabilities as of January 1, 2023 and the ending balances as of March 31, 2023, including the changes during the period (in thousands).

Operating Lease ROU Assets
Operating lease ROU assets at January 1, 2023	$1,030
Amortization of operating lease ROU assets	(41)
Operating lease ROU assets at March 31, 2023	$989

Operating Lease Liabilities
Operating lease liabilities at January 1, 2023	$1,182
Principal payments on operating lease liabilties	(173)
Operating lease liabilities at March 31, 2023	1,009
Less non-current portion	841
Current portion at March 31, 2023	$168

As of March 31, 2023, the Company’s operating leases had a weighted-average remaining life of 4.8 years with a weighted-average discount rate of 10.23%. The maturities of the operating lease liabilities are as follows (in thousands):

As of March 31, 2023
2023	$203
2024	272
2025	274
2026	267
2027	163
Thereafter	82
Total payments	1,261
Less imputed interest	(252)
Total operating lease liabilities	$1,009

        The weighted-average remaining life, the weighted-average discount rate and the maturities of the operating lease liabilities shown above do not include the Sublease, as the commencement date of the Sublease had not begun as of March 31, 2023, and therefore, the Company did not record a corresponding lease liability and ROU asset.

6)	GOODWILL

In 2018, the Company acquired IRX Therapeutics (“IRX”), which was accounted for as a business combination. The Company recorded goodwill in the amount of $2.0 million related to the IRX acquisition . Goodwill is not amortized but is tested for impairment annually, or more frequently if the Company becomes aware of any events occurring or changes in circumstances that indicate that the fair value of the entity is less than its carrying value. Because management evaluates the Company as a single reporting unit, goodwill is tested for impairment at the entity level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the entity is less than its carrying value. Such qualitative factors include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant events.  If the entity does not pass the qualitative assessment, then the entity’s carrying value is compared to its fair value. Goodwill is considered impaired if the carrying value of the entity exceeds its fair value.

           As of March 31, 2023, the Company evaluated potential triggering events that could indicate that the fair value of the entity is less than its carrying value and determined there were no such events that occurred.

7)	RELATED PARTY TRANSACTIONS

The agreements described below have been deemed related party transactions, as the Company’s Chief Executive Officer, Dr. Matthew Angel, is also the Chairman and Chief Executive Officer of Factor Bioscience and a Director of Factor Limited.

As of March 31, 2023, the following agreements were in place related to Factor Bioscience Inc. (including its affiliates, “Factor Bioscience”) and Dr. Matthew Angel:

In September 2022, the Company entered into a Master Services Agreement (the “MSA”) with Factor Bioscience, pursuant to which Factor Bioscience has agreed to provide services to the Company as agreed between the Company and Factor Bioscience and as set forth in one or more work orders under the MSA, including the first work order included in the MSA (“WO1”). Under WO1, Factor Bioscience has agreed to provide the Company with mRNA cell engineering research support services, including access to certain facilities, equipment, materials and training, and the Company has agreed to pay Factor Bioscience an initial fee of $5.0 million, payable in twelve equal monthly installments of approximately $0.4 million. Of the $5.0 million, the Company allocated $3.5 million to the License Fee Obligation (as defined below). Following the initial 12-month period, the Company has agreed to pay Factor Bioscience a monthly fee of $0.4 million until such time as WO1 is terminated. The Company paid a deposit of $0.4 million, which will be applied to the last month of the first work order.

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

In connection with entering into the MSA, Factor Bioscience’s subsidiary, Factor Limited, entered into a waiver agreement (the “Waiver Agreement”) with Eterna LLC, pursuant to which Factor Limited agreed to waive payment of $3.5 million otherwise payable to it (the “License Fee Obligation”) in October 2022 by Eterna LLC under the exclusive license agreement entered into in April 2021 by and among Eterna LLC, Novellus Limited and Factor Limited, as amended in November 2022 (the “Original Factor License Agreement”).  Under the terms of the Waiver Agreement, the License Fee Obligation is waived conditionally on the Company paying Factor Bioscience amounts due under the MSA.

Because the License Fee Obligation was conditionally waived until such amount has been paid under the MSA, the Company recorded a liability of $3.5 million.  As of March 31 2023, there was approximately $2.5 million of the License Fee Obligation remaining, which is recorded on the accompanying condensed consolidated balance sheet in the “due to related party” line items.

On February 20, 2023, the Company and Factor Limited entered into an exclusive license agreement (the “Exclusive Factor License Agreement”) , which terminated and superseded the Original Factor License Agreement.  Subject to certain exclusive licenses or other rights granted by Factor Limited to other third parties as of the effective date of the Exclusive Factor License Agreement, Factor granted the Company the exclusive, sublicensable license under certain patents owned by Factor Limited (the “Factor Patents”). The term of the Exclusive Factor License Agreement expires on November 22, 2027, but will be automatically extended for an additional two and a half years (such period, the “Renewal Term”) if the Company receives at least $100 million in fees from sublicenses to the Factor Patents (“Sublicense Fees”) granted by the Company pursuant to the Exclusive Factor License Agreement.  The Company will pay to Factor Limited 20% of any Sublicense Fee received by the Company before the initial expiration date of such license and 30% of any Sublicense Fees received by the Company during the Renewal Term.  The Company may terminate the Exclusive Factor License Agreement upon 120 days’ written notice to Factor Limited, and both parties otherwise have additional customary termination rights.  Under the Exclusive Factor License Agreement, the Company is obligated to pay the expenses incurred by Factor Limited in preparing, filing, prosecuting and maintaining the Factor Patents and has agreed to bear all costs and expenses associated with enforcing and defending the Factor Patents in any action or proceeding arising from pursuit of sublicensing opportunities under the license granted under the Exclusive Factor License Agreement.

In September 2022, Novellus and Eterna entered into a Second Amendment to the Limited Waiver and Assignment Agreement (the “Waiver and Assignment Agreement”) with Drs. Matthew Angel and Christopher Rohde (the “Founders”) whereby the Company has agreed to be responsible for all future, reasonable and substantiated legal fees, costs, settlements and judgments incurred by the Founders, the Company or Novellus for certain claims and actions and any pending or future litigation brought against the Founders, Novellus and/or the Company by or on behalf of the Westman and Sowyrda legal matters described in Note 9 (the “Covered Claims”).  The Founders will continue to be solely responsible for any payments made to satisfy a judgement or settlement of any pending or future wage act claims.  Under the Waiver and Assignment Agreement, the Founders agreed that they are not entitled to, and waived any right to, indemnification or advancement of past, present or future legal fees, costs, judgments, settlement or other liabilities they may have been entitled to receive from the Company or Novellus in respect of the Covered Claims. The Company and the Founders will share in any recoveries up to the point at which the parties have been fully compensated for legal fees, costs and expenses incurred, with the Company retaining any excess recoveries. The Company has the sole authority to direct and control the prosecution, defense and settlement of the Covered Claims.

8)	ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Legal fees and settlements	$595	$1,138
Clinical	510	570
Professional fees	389	333
Accrued compensation	205	1,065
Other	313	520
Total accrued expenses	$2,012	$3,626

9)	COMMITMENTS AND CONTINGENCIES

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

On November 15, 2022, prior to a decision on Westman’s and Sowyrda’s motion to compel or stay, the Parties agreed to voluntarily dismiss and consolidate the Delaware Actions with this action.  On December 15, 2022, Sowyrda filed an Amended Answer to the Amended Complaint, asserted affirmative defenses and filed Amended Counterclaims against Dr. Angel, Dr. Rohde, Novellus LLC, Novellus Inc., Factor Bioscience Inc., and Eterna Therapeutics Inc. (“Counterclaim Defendants”) alleging against various Counterclaim Defendants breach of contract, breaches of the implied duty of good faith and fair dealing, breaches of fiduciary duty, breaches of the operating agreement, aiding and abetting breaches of fiduciary duty, tortious interference with contract, equitable accounting, violations of the Massachusetts Wage Act, Massachusetts Minimum Fair Wage Law, the Fair Labor Standards Act, unjust enrichment, and quantum meruit.  Also on December 15, 2022, Westman filed an answer to the Amended Complaint and asserted similar counterclaims against the same Counterclaim Defendants.  Westman and Sowyrda each asserted claims for indemnification and/or advancement against Novellus, Inc.  On January 11, 2023, Westman and Sowyrda served a joint motion to enforce their advancement and/or indemnification rights against Novellus Inc.  Novellus Inc. vigorously opposes this motion and served its opposition on January 27, 2023.  On February 8, 2023, Westman and Sowyrda served a reply in support of their motion to enforce indemnification/advancement rights, and submitted the motion to the Court.  Novellus Inc. answered Westman and Sowyrda’s counterclaims on January 27, 2023, denying liability.  The remaining Counterclaim Defendants served a motion to dismiss most of the remaining counterclaims on January 27, 2023.  The motion to dismiss is now fully briefed, and the Court has scheduled oral argument for May 23, 2023 on (a) the Counterclaim Defendants’ motion to dismiss, and (b) Sowyrda’s and Westman’s motion to enforce.

Under applicable Delaware law and Novellus Inc.’s organizational documents, the Company may be required to advance or reimburse certain legal expenses incurred by former officers and directors of Novellus, Inc. in connection with the foregoing Westman and Sowyrda matters. However, a future advance or reimbursement is not currently probable nor can it be reasonably estimated.

Licensing Agreements
Exclusive Factor License Agreement.

On February 20, 2023, the Company and Factor Limited entered into the Exclusive Factor License Agreement, which terminated and superseded the Original Factor License Agreement.  See Note 7 for details of this agreement.

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

10)	STOCK-BASED COMPENSATION

Stock Options

During the three months ended March 31, 2023 and 2022, the Company granted the following stock options (in thousands):

	Three months ended March 31,
	2023	2022
Stock options granted	212	63

The Company recognizes stock-based compensation expense for stock options granted to employees, directors and certain consultants. The Company estimates the fair value of stock options using the Black-Scholes option pricing model. The fair value of stock options granted is recognized as expense over the requisite service period on a straight-lined basis.

The following weighted-average assumptions were used for stock options granted during the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022
Weighted average risk-free rate	38.60%	1.92%
Weighted average volatility	95.04%	93.00%
Dividend yield	0%	0%
Expected term	5.36 years	5.78 years

The per-share weighted average grant-date fair value of stock options granted during the three months ended March 31, 2023 and 2022 was $3.15 and $31.55, respectively.  Vesting of all stock option grants is subject to continuous service with the Company through such vesting dates.  As of March 31, 2023, there were approximately 560,000 stock options outstanding.

Restricted Stock Units

During the three months ended March 31, 2022, the Company granted approximately 55,000 performance-based restricted stock units (“RSUs”), all of which were forfeited during 2022, as the applicable performance goals were not met.  The Company did not grant any RSUs during the three months ended March 31, 2023.

The Company recognizes the fair value of RSUs as expense on a straight-line basis over the requisite service period. For performance-based RSUs, the Company begins recognizing the expense once the achievement of the related performance goal is determined to be probable.

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

In lieu of paying cash to satisfy withholding taxes due upon the settlement of vested RSUs, at the Company’s discretion, an employee may elect to have shares of common stock withheld that would otherwise be issued at settlement, the value of which is equal to the amount of withholding taxes payable.  There were no RSUs that vested and were settled during the three months ended March 31, 2023 and 2022

As of March 31, 2023, there were approximately 1,000 RSUs outstanding.
Stock-Based Compensation Expense

For the three months ended March 31, 2023 and 2022, the Company recognized stock-based compensation expense as follows (in thousands):

	Three months ended March 31,
	2023	2022
Research and development	$64	$422
General and administrative	625	761
Total	$689	$1,183

11)	WARRANTS

On March 6, 2022, the Company entered into the March Purchase Agreement with an investor for a private placement of equity (the “March PIPE”), pursuant to which, the Company issued 275,000 shares of common stock, approximately 68,000 Pre-Funded Warrants and approximately 343,000 Common Warrants for an aggregate gross purchase price of approximately $12.0 million. The transaction closed on March 9, 2022.

Each Pre-Funded Warrant had an exercise price of $0.10 per share of common stock, was immediately exercisable, could be exercised at any time, had no expiration date and was subject to customary adjustments. Each Common Warrant has an exercise price of $38.20 per share, became exercisable six months following the closing of the transaction, expires five-and-one-half years from the date of issuance and is subject to customary adjustments. The Common Warrants may not be exercised if the aggregate number of shares of common stock beneficially owned by the holder thereof would exceed 4.99% immediately after exercise thereof, subject to increase to 9.99% at the option of the holder.

 The Common Warrants and Pre-Funded Warrants were accounted for as liabilities under ASC 815-40, as these warrants provide for a cashless settlement provision that does not meet the requirements of the indexation guidance under ASC 815-40.  These warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the statement of operations.  (See Note 4 for more information related to changes in fair value.) Upon exercise of the Common Warrants and Pre-Funded Warrants, the fair value on the exercise date is reclassified from warrant liabilities to equity.

The fair values of the Common Warrants and the Pre-Funded Warrants at the issuance date totaled $12.6 million in the aggregate, which was $0.6 million more than the Subscription Amount. The excess $0.6 million represents an inducement to the investor to enter into the transaction and was recorded in warrant liabilities expense in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2022.

On July 12, 2022, the investor exercised its 68,000 Pre-Funded Warrants at an exercise price of $0.10 per share for an aggregate exercise price of approximately $7,000, in cash.  The Company issued 68,000 shares of common stock to the investor on July 14, 2022 upon receipt of the cash proceeds and reclassified approximately $0.7 million of the fair value of the exercised warrants as of the exercise date from warrant liabilities to equity.  Subsequent to the exercise, no Pre-Funded Warrants remained outstanding.

The Company incurred fees of approximately $1.0 million related to the transaction, which were allocated to the fair value of the Common Warrants and the Pre-Funded Warrants and recorded in other expense, net on the accompanying condensed consolidated statement of operations for the three months ended March 31, 2021.

As of March 31, 2023, the Company has the following warrants outstanding that were issued in connection with private placement discussed above as well as a private placement with other investors from November 2022:

Private Placement	Warrants Outstanding (in thousands)	Exercise Price	Date Exerciseable	Expiration Date	Classification
March 2022 PIPE	343	$38.20	September 9, 2022	September 9, 2027	Liability
November 2022 PIPE	4,370	$3.28	June 2, 2023	June 2, 2028	Equity
	4,713

As of March 31, 2023, the weighted average remaining contractual life of the warrants outstanding was 5.12 years and the weighted average exercise price was $5.82.

12)	EARNINGS PER SHARE

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding plus dilutive securities.  Shares of common stock issuable upon exercise, conversion or vesting of stock options, RSUs, warrants and other convertible securities, including our outstanding Series A Convertible Preferred Stock, are considered potential common shares and are included in the calculation of diluted net loss per share using the treasury method when their effect is dilutive. Diluted net loss per share is the same as basic net loss per share for periods in which the effect of potentially dilutive shares of common stock is antidilutive. The following table presents the amount of warrants, stock options, convertible preferred stock and RSUs that were excluded from the computation of diluted net loss per common share for the three months ended March 31, 2023 and 2022, as their effect was anti-dilutive (in thousands):

	Three months ended March 31,
	2023	2022
Warrants	4,713	343
Stock options	560	259
Preferred stock converted into common stock	7	2
RSUs	1	66
Total potential common shares excluded from computation	5,281	670

13)	RECENT ACCOUNTING PRONOUNCEMENTS

There have been no recent Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board that would apply to the Company since the ASUs disclosed in the 2022 10-K.

14)	SUBSEQUENT EVENTS

Exacis Asset Purchase

On April 26, 2023, the Company entered into an asset purchase agreement (the “Exacis Purchase Agreement”), together with Exacis Biotherapeutics Inc. (“Exacis”), the stockholders party thereto (the “Exacis Stockholders”) and, with respect to specified provisions therein, Factor Limited.  Pursuant to the Exacis Purchase Agreement, the Company acquired from Exacis substantially all of Exacis’ intellectual property assets (the “Purchased Assets”), including all of Exacis’ right, title and interest in and to an exclusive license agreement by and between Exacis and Factor Limited (the “Purchased License”).  The Company assumed none of Exacis’ liabilities, other than liabilities under the Purchased License that accrue subsequent to the Closing Date.

In consideration for the Purchased Assets, on the closing date of the transaction, the Company issued to Exacis an aggregate of 69,343  shares of common stock, which shares are subject to a 12-month lockup, pursuant to which Exacis may not sell or otherwise transfer such shares.  The Company additionally agreed to make the following contingent payments:  (i) if, at any time during the three-year period commencing on such closing date and ending on the three-year anniversary of the closing date, the Company’s market capitalization equals or exceeds $100.0 million for at least ten consecutive trading days, then the Company will issue to Exacis a number of shares of common stock equal to (x) $2.0 million divided by (y) the quotient of $100.00 million divided by the number of the Company’s then issued and outstanding shares of common stock; (ii) if, at any time during the three-year period commencing on such closing date and ending on the three-year anniversary of the closing date, the Company’s market capitalization equals or exceeds $200.0 million for at least ten consecutive trading days, then the Company will issue to Exacis a number of additional shares of common stock equal to (x) $2.0 million divided by (y) the quotient of $200.00 million divided by the number of the Company’s then issued and outstanding shares of common stock; and (iii) during the five-year period commencing on the closing date and ending on the five-year anniversary of the closing date (the “Five-Year Period”), the Company will pay or deliver to Exacis 20% of all cash or other consideration (collectively, “License Consideration”) actually received by the Company during the Five-Year Period from (i) third-party licensees or sublicensees of the intellectual property rights acquired by the Company from Exacis pursuant to the Exacis Purchase Agreement, or (ii) subject to certain exceptions, the sale of such intellectual property rights; provided, that the License Consideration shall not in any event exceed $45.0 million.

 Standby Securities Purchase Agreement

On April 5, 2023, the Company entered into a purchase agreement and a registration rights agreement Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park committed to purchase up to $10.0 million of the Company’s common stock, subject to the terms and conditions contained in the appliable agreements. Such sales of common stock by the Company, if any, are subject to certain limitations set forth in the purchase agreement, and may occur from time to time, at the Company’s sole discretion, over a period of up to 24-months, commencing April 25, 2025, which was the date on which each of the conditions to the Lincoln Park’s purchase obligations set forth in the purchase agreement were initially satisfied.  In consideration of Lincoln Park’s entry into the purchase agreement, the Company issued to Lincoln Park 73,659 shares of common stock (the “ELOC Consideration Shares”). Pursuant to such registration rights agreement, the Company filed a registration statement with the SEC on April 17, 2023 to register for resale shares of common stock issuable pursuant to such purchase agreement and the ELOC Consideration Shares, and the SEC declared such registration statement effective on April 24, 2023.

In connection with entry into such purchase agreement, the Company terminated its prior purchase agreements with Lincoln Park entered into during 2021.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read this discussion together with the unaudited interim condensed consolidated financial statements, related notes, and other financial information included elsewhere in this Quarterly Report on Form 10-Q together with our audited consolidated financial statements, related notes, and other information contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 20, 2023 (the “2022 10-K”). The following discussion contains or is based on assumptions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors,” in Part I, Item 1A of the 2022 10-K and as described from time to time in our other filings with the SEC. These risks could cause our actual results to differ materially from those anticipated in these forward-looking statements.

Overview

We are a life science company committed to realizing the potential of mRNA cell engineering to provide patients with transformational new medicines.  We have in-licensed a portfolio of over 100 patents covering key mRNA cell engineering technologies, including technologies for mRNA cell reprogramming, mRNA gene editing, the NoveSliceTM and UltraSliceTM gene-editing proteins, and the ToRNAdoTM mRNA delivery system, which we collectively refer to as our “mRNA technology platform.” We plan to develop and advance a pipeline of therapeutic products, both internally and through strategic partnerships, with the near-term focus on deploying our mRNA technology platform through strategic partnerships.  We license our mRNA technology platform from Factor Bioscience Limited (“Factor Limited”) under the Exclusive Factor License Agreement (as defined below).

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

 Recent Developments

Exacis Asset Purchase

On April 26, 2023, we entered into an asset purchase agreement (the “Exacis Purchase Agreement”), together with Exacis Biotherapeutics Inc. (“Exacis”), the stockholders party thereto (the “Exacis Stockholders”) and, with respect to specified provisions therein, Factor Limited.  Pursuant to the Exacis Purchase Agreement, we acquired from Exacis substantially all of Exacis’ intellectual property assets (the “Purchased Assets”), including all of Exacis’ right, title and interest in and to an exclusive license agreement by and between Exacis and Factor Limited (the “Purchased License”).  We assumed none of Exacis’ liabilities, other than liabilities under the Purchased License that accrue subsequent to the Closing Date.

In consideration for the Purchased Assets, on the closing date of the transaction, we issued to Exacis an aggregate of 69,343 shares of our common stock, which shares are subject to a 12-month lockup, pursuant to which Exacis may not sell or otherwise transfer such shares.  We additionally agreed to make the following contingent payments:  (i) if, at any time during the three-year period commencing on such closing date and ending on the three-year anniversary of the closing date, our market capitalization equals or exceeds $100.0 million for at least ten consecutive trading days, then we will issue to Exacis a number of shares of common stock equal to (x) $2.0 million divided by (y) the quotient of $100.00 million divided by the number of our then issued and outstanding shares of common stock; (ii) if, at any time during the three-year period commencing on such closing date and ending on the three-year anniversary of the closing date, our market capitalization equals or exceeds $200.0 million for at least ten consecutive trading days, then we will issue to Exacis a number of additional shares of common stock equal to (x) $2.0 million divided by (y) the quotient of $200.00 million divided by the number of our then issued and outstanding shares of common stock; and (iii) during the five-year period commencing on the closing date and ending on the five-year anniversary of the closing date (the “Five-Year Period”), we will pay or deliver to Exacis 20% of all cash or other consideration (collectively, “License Consideration”) actually received by us during the Five-Year Period from (i) third-party licensees or sublicensees of the intellectual property rights acquired by us from Exacis pursuant to the Exacis Purchase Agreement, or (ii) subject to certain exceptions, the sale of such intellectual property rights; provided, that the License Consideration shall not in any event exceed $45.0 million.

Dr. Matthew Angel, our President and Chief Executive Officer, is the co-founder, President, CEO, and a director of Factor Bioscience Inc., which is the parent of Factor Limited and a wholly owned subsidiary of Factor Bioscience LLC, the latter of which is the majority stockholder of Exacis.  Dr. Gregory Fiore, one of our directors, is the Chief Executive Officer and a 10% stockholder of Exacis.  The Exacis Purchase Agreement and the transactions contemplated thereby were approved by the audit committee of our board of directors, as well as by all of our disinterested directors, comprising a majority of the board of directors.

Standby Securities Purchase Agreement

On April 5, 2023, we and Lincoln Park Capital Fund, LLC (the “Lincoln Park”) entered into a purchase agreement (the “ELOC Purchase Agreement”), pursuant to which we have the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park would be obligated to purchase, up to $10.0 million of shares of our common stock. Sales of common stock by us are subject to certain limitations, and may occur from time to time, at our sole discretion. As consideration for Lincoln Park’s commitment to purchase shares of common stock in accordance with the ELOC Purchase Agreement, we issued to Lincoln Park 73,659 shares of common stock. In connection with entry into the ELOC Purchase Agreement, we terminated our prior purchase agreements with Lincoln Park entered into during 2021.

Cell Line Customization and License Agreement

On February 21, 2023, we entered into a cell line customization and license agreement (the “Lineage Agreement”) with Lineage Cell Therapeutics, Inc. (“Lineage”), pursuant to which, prior to August 22, 2023, Lineage may request that we develop for, and deliver to, Lineage certain induced pluripotent stem cell lines, which Lineage would use to evaluate the possible development of cell transplant therapies for treatment of diseases of the central nervous system in humans, excluding certain indications.  The Lineage Agreement also provides Lineage with the option to obtain an exclusive sublicense to certain related technology for preclinical, clinical and commercial purposes, which would permit Lineage to sublicense such intellectual property, subject to payment of certain sublicense royalty fees.  Lineage has six months from our delivery to Lineage of such induced pluripotent stem cell lines to exercise such option, and upon any such exercise, Lineage would agree to use its commercially reasonable efforts to exploit and make commercially available one or more licensed products derived from such induced pluripotent stem cell lines in accordance with the Lineage Agreement. Upon entry into the Lineage Agreement, Lineage paid us a $250,000 non-refundable up-front payment.  We are also entitled to certain cell line customization fees with respect to cell lines that Lineage may request that we develop for Lineage, as well as royalty payments with respect to any such licensed products, certain sublicense fees and certain milestone payments under the Lineage Agreement.

Certain Related Party Transactions

On February 20, 2023, we and Factor Limited entered into an exclusive license agreement (the “Exclusive Factor License Agreement”), which terminated and replaced in its entirety the Factor License Agreement, dated as of April 26, 2021, and amended on November 22, 2022, by and among us, Eterna Therapeutics LLC, Factor Limited and Novellus Therapeutics Limited.  Subject to certain exclusive licenses or other rights granted by Factor Limited to certain third parties as of the effective date of the Exclusive Factor License Agreement, Factor granted us the exclusive, sublicensable license under certain patents owned by Factor Limited (the “Factor Patents”).

The term of the Exclusive Factor License Agreement expires on November 22, 2027, but will be automatically extended for an additional two and a half years (such period, the “Renewal Term”) if we receive at least $100 million in fees from sublicenses to the Factor Patents (“Sublicense Fees”) granted by us pursuant to the Exclusive Factor License Agreement.  Pursuant to the Exclusive Factor License Agreement, we will pay to Factor Limited 20% of any Sublicense Fee received by us before the initial expiration date of such license and 30% of any Sublicense Fees received by us during the Renewal Term.  We may terminate the Exclusive Factor License Agreement upon 120 days’ written notice to Factor Limited, and both parties otherwise have additional customary termination rights, including in connection with certain uncured material breaches of the Exclusive Factor License Agreement and specified bankruptcy events.  Under the Exclusive Factor License Agreement, we are obligated to pay the expenses incurred by Factor Limited in preparing, filing, prosecuting and maintaining the Factor Patents and agreed to bear all costs and expenses associated with enforcing and defending the Factor Patents in any action or proceeding arising from pursuit of sublicensing opportunities under the license granted under the Exclusive Factor License Agreement.

There can be no assurance that we can successfully develop and commercialize the technology licensed under the Exclusive Factor License Agreement. See Item 1A “Risk Factors—Risks Related to our Business and Industry—We depend substantially, and expect in the future to continue to depend, on in-licensed intellectual property. Such licenses impose obligations on our business, and if we fail to comply with those obligations, we could lose license rights, which would substantially harm our business” contained in the 202210-K.

Basis of Presentation

Revenues

We are a pre-clinical stage company and have had no revenues from product sales to date. We will not have revenues from product sales until such time as we receive regulatory approval of our product candidates and successfully commercialize our products.  During the quarter ended March 31, 2023, we entered into the Lineage Agreement, which is an agreement with a customer that includes an up-front option fee recognized as deferred revenue until the applicable performance obligation has been satisfied.  This agreement could also include additional licensing and cell line customization revenues at Lineages’s discretion.  There can be no assurances that we will recognize such additional revenues or that we will enter into other agreements with customers in the future.

License Costs

We recognize certain license costs payable to Factor Limited under the Exclusive Factor License Agreement in connection with contracts with customers..

Research and Development Expenses

We expense our research and development costs as incurred. Our research and development expenses consist of costs incurred for company-sponsored research and development activities, as well as support for selected investigator-sponsored research. Upfront payments and milestone payments we make for the in-licensing of technology are expensed as research and development in the period in which they are incurred if the technology is not expected to have any alternative future uses other than the specific research and development project for which it was intended. In-process research and development (“IPR&D”) that we acquire and which has no alternative future uses and, therefore, no separate economic values, is expensed to research and development costs at the time the costs are incurred.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

	Three months ended March 31,
	2023	2022	Change
(in thousands)
Operating expenses:
License costs	$50	$-	$50
Research and development	1,674	1,782	(108)
General and administrative	3,592	4,514	(922)
Total operating expenses	5,316	6,296	(980)
Loss from operations	(5,316)	(6,296)	980
Other expense, net:
Change in fair value of warrant liabilities	(45)	(1,322)	1,277
Loss on non-controlling investment	(51)	(615)	564
Other income (expense), net	1	(1,142)	1,143
Total other expense, net	(95)	(3,079)	2,984
Loss before income taxes	(5,411)	(9,375)	3,964
Provision for income taxes	(5)	-	(5)
Net loss	$(5,416)	$(9,375)	$3,959

License Costs

During the three months ended March 31, 2023, we recognized $50,000 of direct costs for amounts owed to Factor Limited in connection with the $250,000 of deferred revenue received from the Lineage Agreement, which represents Factor Limited’s share of such amount in accordance with the Exclusive Factor License Agreement.  There was no comparable expense for the three months ended March 31, 2022.

Research and Development Expenses

	Three months ended March 31,
	2023	2022	Change
(in thousands)
MSA expense	$813	$-	$813
Payroll-related	203	962	(759)
Stock-based compensation	64	422	(358)
Other expenses, net	594	398	196
Total research and development expenses	$1,674	$1,782	$(108)

For the three months ended March 31, 2023, our total research and development expenses decreased compared to the three months ended March 31, 2022, which was primarily the result of less payroll expense and stock-based compensation expense due to employee terminations, offset by an increase in expense recognized during the three months ended March 31, 2023 related to the MSA with Factor (see Note 7 to the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q), which did not exist during the three months ended March 31, 2022.

General and Administrative Expenses

	Three months ended March 31,
	2023	2022	Change
(in thousands)
Payroll-related	$357	$749	$(392)
Stock-based compensation	625	761	(136)
Occupancy expense	23	171	(148)
Professional fees	1,935	2,071	(136)
Other expenses, net	652	762	(110)
Total general and administrative expenses	$3,592	$4,514	$(922)

Our general and administrative expenses decreased for the three months ended March 31, 2023 primarily due to decreases in payroll expenses and stock-based compensation expense resulting from lower headcount, occupancy expense due to having fewer leased offices, as well as professional fees and other miscellaneous expenses when compared to the three months ended March 31, 2022.

Change in Fair Value of Warrant Liabilities

For the three months ended March 31, 2023, we recognized an increase in the change in the fair value of warrant liabilities due to an increase in the market price of our common stock as of March 31, 2023.  The $1.3 million of warrant liabilities expense recognized for the three months ended March 31, 2022 included (i) $0.6 million related to the excess fair value of the Common Warrants and Pre-Funded Warrant (each as defined in Note 4 to the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q) issued in connection with the March 2022 private placement over the $12.0 million gross proceeds received and (ii) the change in the aggregate fair value of the Common Warrants and Pre-Funded Warrants of approximately $0.7 million from the March 2022 issuance date of the warrants to March 31, 2022.

Loss on Non-Controlling Investment

We account for our investment in NoveCite, Inc. (“NoveCite”) under the equity method.  During the three months ended March 31, 2023 and 2022, we recognized approximately $0.1 million and $0.6 million of loss, respectively, on our 25% non-controlling investment in NoveCite.  We have not guaranteed any obligations of NoveCite nor are we otherwise committed to providing further financial support for NoveCite.  Therefore, we will record losses only up to our investment carrying amount.

Other Income (Expense), Net

	Three months ended March 31,
	2023	2022	Change
(in thousands)
Private placement transaction fees	$-	$(992)	$992
Liquidated damages	-	(240)	240
Interest income (expense), net	2	(1)	3
Other	(1)	91	(92)
Total other income (expense), net	$1	$(1,142)	$1,143

For the three months ended March 31, 2022, we recognized fees associated with the private placement transaction completed in March 2022, all of which were allocated to the warrants issued in connection with the transaction, and we accrued for a loss for the estimated liquidated damages we incurred as a result of not timely filing with the SEC our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022.  There were no comparable expenses for the three months ended March 31, 2023.

Provision for Income Taxes

During 2023, we expect to incur state income tax liabilities related to our operations. We have established a full valuation allowance for all deferred tax assets, including our net operating loss carryforwards, since we could not conclude that we were more likely than not able to generate future taxable income to realize these assets. The effective tax rate differs from the statutory tax rate due primarily to our full valuation allowance.

Liquidity and Capital Resources

At March 31, 2023, we had cash, cash equivalents and restricted cash of approximately $9.5 million, of which approximately $4.1 million was restricted cash, as discussed below.

In October 2022, we entered into a facility sublease agreement (the “Sublease”) for approximately 45,500 square feet of office and laboratory space in Somerville, Massachusetts.  The term of the Sublease is approximately 10 years, and we will pay approximately $63.0 million in base rental payments over the 10-year term, plus our share of the Sublessor’s parking spaces and operating expenses. As part of the Sublease, we delivered a security deposit in the form of a letter of credit in the amount of $4.1 million, which will be reduced on an incremental basis throughout the term of the lease.  The letter of credit was issued by our commercial bank, which required that we cash collateralize the letter of credit with $4.1 million of cash deposited in a restricted account maintained by such bank.  The amount of required restricted cash collateral will decline in parallel with the reduction in the amount of the letter of credit over the term of the sublease.

In February 2023, we entered into  the Lineage Agreement, pursuant to which we received a $0.3 million upfront, nonrefundable payment for an option right to obtain a sublicense of intellectual property that we license from Factor Limited under the Exclusive Factor License Agreement.  This customer agreement may also provide for future payments to us if Lineage requests that we develop certain customized cell line activities or if the customer exercises its right to obtain the sublicense, which would include a license fee, milestone payments, royalties, and sublicense fees.

On April 5, 2023, we entered into the ELOC Purchase Agreement, pursuant to which Lincoln Park committed to purchase up to $10.0 million of our common stock. Such sales of common stock by us, if any, are subject to certain limitations set forth in the ELOC Purchase Agreement, and may occur from time to time, at our sole discretion, over a period of up to 24-months, commencing April 25, 2025, which was the date on which each of the conditions to the Lincoln Park’s purchase obligations set forth in the ELOC Purchase Agreement were initially satisfied (the “Commencement Date”).  Pursuant to a registration rights agreement entered into in connection with the ELOC Purchase Agreement, we filed a registration statement with the SEC on April 17, 2023 to register for resale shares of common stock issuable pursuant to such purchase agreement and the shares previously issued to Lincoln Park as consideration for entry into the ELOC Purchase Agreement, and the SEC declared such registration statement effective on April 24, 2023.

From and after the Commencement Date, we may from time to time, on any business day selected by us on which the closing sale price per share of common stock as reported on The Nasdaq Capital Market is not less than the “floor price” threshold set forth in the ELOC Purchase Agreement (each such business day, a “purchase date”) direct the investment group to purchase up to 30,000 shares of common stock on such purchase date, at a purchase price per share that will be determined and fixed in accordance with the ELOC Purchase Agreement. The maximum number of shares we may sell to Lincoln Park in a regular purchase may be increased by certain amounts to up to 90,000 shares, with the applicable maximum share limit determined by whether the closing sale price per share of common stock on the applicable purchase date for such regular purchase equals or exceeds certain minimum price thresholds; however, the Lincoln Park’s maximum purchase commitment in any single regular purchase may not exceed $1,000,000.  In addition, the Selling Stockholder has committed to purchase other “accelerated amounts” or “additional accelerated amounts” under certain circumstances.

Under applicable Nasdaq listing rules, the aggregate number of shares of common stock that we may issue to Lincoln Park under the ELOC Purchase Agreement cannot exceed 19.99% of our shares of common stock issued and outstanding immediately prior to the execution of the ELOC Purchase Agreement (the “Exchange Cap”), unless (i) we first obtain stockholder approval to issue shares of common stock in excess of the Exchange Cap in accordance with applicable Nasdaq listing rules, or (ii) at the time we have issued shares of common stock equal to the Exchange Cap and at all times thereafter, the average price per share of common stock for all shares of common stock sold by us to Lincoln Park under the ELOC Purchase Agreement equals or exceeds $3.35 per share (representing the lower of the official closing price of the common stock on Nasdaq on the trading day immediately preceding the date of the ELOC Purchase Agreement and the average official closing price of the common stock on Nasdaq for the five consecutive trading days ending on the trading day immediately preceding the date of the ELOC Purchase Agreement, as adjusted pursuant to applicable Nasdaq rules), such that the Exchange Cap limitation would no longer apply to issuances and sales of common stock by us to Lincoln Park pursuant to the ELOC Purchase Agreement under applicable Nasdaq listing rules.

We may not direct Lincoln Park to purchase any shares of common stock under the ELOC Purchase Agreement if such purchase would result in Lincoln Park beneficially owning more than 4.99% of our issued and outstanding shares of common stock.

We have to date incurred operating losses, and we expect these losses to continue in the future as we further develop our product development programs and operate as a publicly traded company.  In the near-term, we intend to focus on licensing opportunities for our in-licensed technology, but there can be no assurance that we will enter into agreements with respect to such opportunities on such terms and within a timeframe necessary to satisfy our need for working capital.  While we are not presently pursuing product development, we may do so in the future, and current and potential licensing partners may seek to do so.  Developing product candidates, conducting clinical trials and commercializing products are expensive, and we would need to raise substantial additional funds if we were to pursue the development of one or more product candidates Based on our current financial condition and forecasts of available cash, we believe we do not have sufficient funds to fund our operations for the next twelve months from the filing of the financial statements contained in this Quarterly Report on Form 10-Q for the three months ended March 31, 2023. We can provide no assurance that we will be able to satisfy our near- or long-term cash needs through licensing transactions, or that we will obtain any additional financing that we require in the future or, even if such financing is available, that it will be obtainable on terms acceptable to us.

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

Further, to the extent that we raise additional funds through collaborative arrangements, it may be necessary to relinquish some rights to our technologies or grant sublicenses on terms that are not favorable to us. If we are not able to secure additional funding when needed, we may have to delay the commercialization of our products, reduce the scope of or eliminate one or more research and development programs, which could have an adverse effect on our business.

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying condensed consolidated statements of cash flows, are summarized as follows:

	For the three months ended March 31,
(in thousands)	2023	2022	Change
Cash (used in) provided by:
Operating activities	$(6,049)	$(5,432)	$(617)
Investing activities	-	(46)	46
Financing activities	-	11,993	(11,993)
Net (decrease) increase in cash and cash equivalents	$(6,049)	$6,515	$(12,564)

Net Cash Used in Operating Activities

The increase in cash used in operating activities was due to an increase in cash used in operating assets and liabilities of $1.7 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022, offset by a decrease in net loss of $1.3 million for the 2023 period, after giving effect to adjustments made for non-cash transactions.  The increase in cash used in operations was primarily driven by decreased accrued compensation due to payments of severance accruals and payments of accrued costs for litigation matters.

Net Cash Used in Investing Activities

We did not use any cash for investing activities during the three months ended March 31, 2023 and made immaterial purchases of capital equipment during the three months ended March 31, 2022.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2022 related to proceeds received in connection with the private placement of equity completed in March 2022.  We did not have a comparable transaction during the three months ended March 31, 2023.

Critical Accounting Estimates

There were no significant changes in our critical accounting estimates during the three months ended March 31, 2023 from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the 2022 10-K.

Recent Accounting Pronouncements

There have been no recent Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board that would apply to us since the ASUs disclosed in the 2022 10-K.

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

In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we were required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q under the supervision, and with the participation, of our management, including our Chief Executive Officer and President (who serves as our principal executive officer) and our Chief Financial Officer (who served as our principal financial officer through the end of the three month period ended March 31, 2023 and resigned from the Company effective May 4, 2023), of the effectiveness of the design and operation of our disclosure controls and procedures.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q in providing reasonable assurance of achieving the desired control objectives due primarily to the material weakness discussed below.

Management’s Plan for Remediation of Material Weakness in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

We were unable to timely file our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 with the SEC due to identifying errors in our financial statements reported in the Annual Report on Form 10-K for the years ended December 31, 2021 and 2020 during our preparation of the financial statements for the quarter ended March 31, 2022. Management concluded that the errors were the result of accounting personnel’s lack of technical proficiency in complex matters. We filed an amendment to our Annual Report on Form 10-K/A for the years ended December 31, 2021 and 2020 on June 30, 2022 to correct the errors in our financial statements for the years ended December 31, 2021 and 2020 and for the quarters ended June 30, 2020, September 30, 2020, March 31, 2021, June 30, 2021 and September 30, 2021.

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

Changes in Internal Control over Financial Reporting

Except for the actions intended to remediate the material weakness as described above, there was no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

This information is set forth under “Note 9—Commitments and Contingencies—Legal Matters” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and is incorporated in this Item 1 by reference.

From time to time we may become involved in legal proceedings arising in the ordinary course of business. Except as described above, we do not believe there is any litigation pending that could have, individually or in the aggregate, a material adverse effect on our results of operations, financial condition or cash flows.

Item 1A.	Risk Factors.

During the reporting period covered by this Quarterly Report on Form 10-Q, there have been no material changes to our risk factors as set forth in the 2022 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit	Description	Incorporated By Reference
10.1	Exclusive License Agreement, dated February 20, 2023, by and between Factor Bioscience Limited and Eterna Therapeutics Inc.	Exhibit 10.1 to Form 8-K filed on February 22, 2023
10.2	Purchase Agreement, dated as of April 5, 2023, by and between Eterna Therapeutics Inc. and Lincoln Park Capital Fund, LLC	Exhibit 10.1 to Form 8-K filed on April 11, 2023
10.3	Registration Rights Agreement, dated as of April 5, 2023, by and between Eterna Therapeutics Inc. and Lincoln Park Capital Fund, LLC	Exhibit 10.1 to Form 8-K filed on April 11, 2023
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ETERNA THERAPEUTICS INC.

Date: May 11, 2023	By:	/s/ Matthew Angel
Matthew Angel
Chief Executive Officer and President
(on behalf of the Registrant and as Principal Executive Officer)