Form 10-Q
period 2023-06-30
Eterna Therapeutics Inc.
filed 2023-08-11
CIK 748592

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023
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

As of August 8, 2023, the registrant had outstanding 5,410,331 shares of common stock, $0.005 par value per share.

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

ETERNA THERAPEUTICS INC.
 CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amount)
(unaudited)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash	$1,837	$11,446
Other receivables	984	951
Prepaid expenses and other current assets	1,070	1,284
Total current assets	3,891	13,681
Restricted cash	4,095	4,095
Property and equipment, net	193	236
Right-of-use assets - operating leases	35,357	1,030
Goodwill	2,044	2,044
Investment in non-controlling interest	-	59
Other assets	1,374	1,134
Total assets	$46,954	$22,279

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,675	$1,620
Accrued expenses	2,109	3,626
Income taxes payable	8	-
Operating lease liabilities, current	173	295
Due to related party, current	1,750	1,750
Other current liabilities	450	363
Total current liabilities	7,165	7,654
Warrant liabilities	185	331
Operating lease liabilities, non-current	34,963	887
Due to related party, non-current	331	1,206
Deferred revenue	250	-
Contingent consideration liability	107	-
Other liabilities	87	94
Total liabilities	43,088	10,172

Stockholders’ equity:
Preferred stock, $0.005 par value, 1,000 shares authorized, 156 designated and outstanding of Series A convertible preferred stock at June 30, 2023 and December 31, 2022, $156 liquidation preference	1	1
Common stock, $0.005 par value, 100,000 shares authorized at June 30, 2023 and December 31, 2022; 5,410 and 5,127 issued and outstanding at June 30, 2023 and December 31, 2022, respectively	27	26
Additional paid-in capital	179,067	177,377
Accumulated deficit	(175,229)	(165,297)
Total stockholders’ equity	3,866	12,107
Total liabilities and stockholders’ equity	$46,954	$22,279

The accompanying notes are an integral part of these condensed consolidated financial statements.

ETERNA THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Operating expenses:
License costs	$-	$-	$50	$-
Research and development	1,579	1,685	3,253	3,467
General and administrative	2,510	6,205	6,102	10,719
Acquisition of Exacis in-process research and development	460	-	460	-
Impairment of in-process research and development	-	5,990	-	5,990
Total operating expenses	4,549	13,880	9,865	20,176
Loss from operations	(4,549)	(13,880)	(9,865)	(20,176)

Other income (expense), net:
Change in fair value of warrant liabilities	191	10,792	146	9,470
Change in fair value of contingent consideration	118	-	118	-
Loss on non-controlling investment	(8)	(296)	(59)	(911)
Other expense, net	(256)	(14)	(255)	(1,156)
Total other income (expense), net	45	10,482	(50)	7,403
Loss before income taxes	(4,504)	(3,398)	(9,915)	(12,773)
Provision for income taxes	(4)	-	(9)	-
Net loss	$(4,508)	$(3,398)	$(9,924)	$(12,773)
Series A preferred stock dividend	(8)	(8)	(8)	(8)
Net loss attributable to common stockholders	$(4,516)	$(3,406)	$(9,932)	$(12,781)
Net loss per common share - basic and diluted	$(0.85)	$(1.16)	$(1.90)	$(4.55)
Weighted average shares outstanding - basic and diluted	5,303	2,940	5,215	2,811

The accompanying notes are an integral part of these condensed consolidated financial statements.

ETERNA THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three and six months ended June 30, 2023 and 2022 (unaudited)
(in thousands)

	Series A Preferred Stock		Common Stock		Additional Paid- in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at April 1, 2023	156	$1	5,127	$26	$178,066	$(170,713)	$7,380
Issuance of common stock in connection with Exacis asset acquisition	-	-	69	-	208	-	208
Issuance of common stock related to stock purchase agreement with Lincoln Park Capital Fund, LLC, net	-	-	214	1	579	-	580
Cash dividends to Series A preferred stockholders	-	-	-	-	-	(8)	(8)
Stock-based compensation	-	-	-	-	214	-	214
Net loss	-	-	-	-	-	(4,508)	(4,508)
Balances at June 30, 2023	156	$1	5,410	$27	$179,067	$(175,229)	$3,866

Balances at January 1, 2023	156	$1	5,127	$26	$177,377	$(165,297)	$12,107
Issuance of common stock in connection with Exacis asset acquisition	-	-	69	-	208	-	208
Issuance of common stock related to stock purchase agreement with Lincoln Park Capital Fund, LLC, net	-	-	214	1	579	-	580
Cash dividends to Series A preferred stockholders	-	-	-	-	-	(8)	(8)
Stock-based compensation	-	-	-	-	903	-	903
Net loss	-	-	-	-	-	(9,924)	(9,924)
Balances at June 30, 2023	156	$1	5,410	$27	$179,067	$(175,229)	$3,866

Balances at April 1, 2022	156	$1	2,872	$14	$167,373	$(150,077)	$17,311
Issuance of common stock from vested restricted stock units	-	-	1	-	(5)	-	(5)
Cash dividends to Series A preferred stockholders	-	-	-	-	-	(8)	(8)
Stock-based compensation	-	-	-	-	879	-	879
Net loss	-	-	-	-	-	(3,398)	(3,398)
Balances at June 30, 2022	156	$1	2,873	$14	$168,247	$(153,483)	$14,779

Balances at January 1, 2022	156	$1	2,601	$13	$166,191	$(140,702)	$25,503
Issuance of common stock in connection with private offering	-	-	275	1	(1)	-	-
Issuance of common stock from vested restricted stock units	-	-	1	-	(5)	-	(5)
Forfeiture of unvested restricted stock	-	-	(4)	-	-	-	-
Cash dividends to Series A preferred stockholders	-	-	-	-	-	(8)	(8)
Stock-based compensation	-	-	-	-	2,062	-	2,062
Net loss	-	-	-	-	-	(12,773)	(12,773)
Balances at June 30, 2022	156	$1	2,873	$14	$168,247	$(153,483)	$14,779

The accompanying notes are an integral part of these condensed consolidated financial statements.

ETERNA THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the six months ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(9,924)	$(12,773)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	42	104
Stock-based compensation	903	2,062
Commitment shares issued to Lincoln Park Capital, LLC	249	-
Loss on shares sold to Lincoln Park Capital, LLC	11	-
Amortization of right-of-use asset	83	186
Impairment of right-of-use-asset	-	772
Non-cash component of acquisition of Exacis in-process research and development	433	-
Impairment of in-process research and development	-	5,990
Loss on disposal of fixed assets	1	274
Gain on lease termination	-	(85)
Change in fair value of warrant liabilities	(146)	(9,470)
Change in fair value of contingent consideration liability	(118)	-
Loss on non-controlling investment	59	911
Changes in operating assets and liabilities:
Other receivables	(33)	(5)
Prepaid expenses and other current assets	214	(727)
Other non-current assets	(481)	11
Accounts payable and accrued expenses	(454)	2,295
Operating lease liability	(215)	(153)
Due to related party	(875)	-
Deferred revenue	250	-
Other liabilities	80	1,183
Net cash used in operating activities	(9,921)	(9,425)
Cash flows from investing activities:
Purchase of property and equipment	-	(233)
Proceeds from the sale of fixed assets	-	100
Net cash used in investing activities	-	(133)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants in connection with private offering	-	11,993
Proceeds from sale of common stock pursuant to stock purchase agreement with Lincoln Park Capital Fund, LLC	320	-
Payroll tax remitted on net share settlement of equity awards	-	(5)
Dividends paid to Series A preferred stockholders	(8)	(8)
Net cash provided by financing activities	312	11,980
Net (decrease) increase in cash and cash equivalents	(9,609)	2,422
Cash, cash equivalents and restricted cash at beginning of period	15,541	16,985
Cash, cash equivalents and restricted cash at end of period	$5,932	$19,407

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$13	$14
Income taxes	$4	$8

Supplemental disclosure of non-cash investing and financing activities:
Contingent consideration for Exacis asset acquisition	$225	$-
Issuance of common stock for Exacis asset acquisition	$208	$-
Initial measurement of right-of-use asset	$34,410	$1,706
Initial measurement of lease liability	$34,169	$1,706

Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$1,837	$19,407
Restricted cash	4,095	-
Total cash, cash equivalents and restricted cash at end of period	$5,932	$19,407

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

These condensed consolidated financial statements should be read together with the audited consolidated financial statements and notes thereto contained in Eterna’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on March 20, 2023 (the “2022 10-K”). The accompanying condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited financial statements contained in the 2022 10-K but does not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2023, or any other period.

2)	LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred significant operating losses and has an accumulated deficit as a result of its efforts to develop product candidates, including conducting clinical trials and providing general and administrative support for operations. As of June 30, 2023, the Company had an unrestricted cash balance of approximately $1.8 million and an accumulated deficit of approximately $175.2 million. For the three and six months ended June 30, 2023, the Company incurred a net loss of $4.5 million and $9.9 million, respectively, and the Company used cash in operating activities of $9.9 million during the six months ended June 30, 2023.

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

On April 5, 2023, the Company entered into a standby equity purchase agreement (the “SEPA”) and a registration rights agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park committed to purchase up to $10.0 million of the Company’s common stock in an “equity line” financing arrangement. During the three and six months ended June 30, 2023, the Company issued and sold approximately 214,000 shares of common stock under the SEPA for gross proceeds of $0.3 million. See Note 14.

On July 13, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain investors providing for the private placement (the “Private Placement”) to the investors of (i) approximately $8.7 million in aggregate principal convertible promissory notes (the “Notes”) and (ii) warrants to purchase an aggregate of approximately 6.1 million shares of the Company’s common stock (the “Note Warrants”).  The Notes bear interest at 6% per annum, payable quarterly in arrears, and the Company may pay interest in cash or in-kind by increasing the outstanding principal amount of the Notes.  The Notes mature in July 2028 and can be converted into shares of the Company’s common stock at the option of the applicable investor.  The Private Placement closed on July 14, 2023, and the Company intends to use the proceeds for general working capital purposes. See Note 16.

In connection with preparing the accompanying condensed consolidated financial statements as of and for the three and six months ended June 30, 2023, the Company’s management concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern because it does not expect to have sufficient cash or working capital resources to fund operations for the twelve-month period subsequent to the issuance date of these condensed consolidated financial statements. The Company will need to raise additional capital in addition to the Private Placement completed in July 2023, which could be through the remaining availability under the SEPA, public or private equity offerings, debt financings, strategic partnerships or other means. Other than the SEPA, the Company currently has no arrangements for such capital, and no assurances can be given that it will be able to raise such capital when needed, on acceptable terms, or at all.

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

3)	ASSET ACQUISITION

On April 26, 2023, the Company entered into an asset purchase agreement (the “Exacis Purchase Agreement”), together with Exacis Biotherapeutics Inc. (“Exacis”), the stockholders party thereto and, with respect to specified provisions therein, Factor Limited (the “Exacis Acquisition”). Pursuant to the Exacis Purchase Agreement, the Company acquired from Exacis substantially all of Exacis’ intellectual property assets (the “Exacis Assets”), including all of Exacis’ right, title and interest in and to an exclusive license agreement by and between Exacis and Factor Limited (the “Purchased License”).  The Company assumed none of Exacis’ liabilities, other than liabilities under the Purchased License that accrue subsequent to the closing date.

In consideration for the Exacis Assets, on the closing date of the transaction, the Company issued to Exacis an aggregate of approximately 69,000 shares of common stock, which shares are subject to a 12-month lockup, pursuant to which Exacis may not sell or otherwise transfer such shares. The shares were issued to Exacis at a price based on the Company having an assumed equity valuation of $75.0 million, divided by the number of issued and outstanding shares of common stock as of the close of business two trading days prior to the closing date.  For accounting purposes, the shares issued were valued at $3.00 per share, which was the closing price of the Company’s common stock on the date of issuance.  The Company additionally agreed to make the following contingent payments:

(i)
if, at any time during the three-year period commencing on the closing date and ending on the three-year anniversary of the closing date, the Company’s market capitalization equals or exceeds $100.0 million for at least ten consecutive trading days, then the Company will issue to Exacis a number of shares of common stock equal to (x) $2.0 million divided by (y) the quotient of $100.00 million divided by the number of the Company’s then issued and outstanding shares of common stock;

(ii)
if, at any time during the three-year period commencing on the closing date and ending on the three-year anniversary of the closing date, the Company’s market capitalization equals or exceeds $200.0 million for at least ten consecutive trading days, then the Company will issue to Exacis a number of additional shares of common stock equal to (x) $2.0 million divided by (y) the quotient of $200.00 million divided by the number of the Company’s then issued and outstanding shares of common stock (collectively with (i) above, the “Market Cap Contingent Consideration”); and

(iii)
during the five-year period commencing on the closing date and ending on the five-year anniversary of the closing date, the Company will pay or deliver to Exacis 20% of all cash or other consideration (collectively, “License Contingent Consideration”) actually received by the Company during the five-year period from (i) third-party licensees or sublicensees of the intellectual property rights acquired by the Company from Exacis pursuant to the Exacis Purchase Agreement, or (ii) subject to certain exceptions, the sale of such intellectual property rights; provided, that the License Contingent Consideration shall not in any event exceed $45.0 million.

The Company accounted for the Exacis Acquisition as an asset acquisition because it determined that substantially all of the fair value of the assets acquired was concentrated in the Purchased License.  Assets acquired in an asset acquisition are recognized based on their cost to the acquirer and generally allocated to the assets on a relative fair value basis.  The Company’s cost for acquiring the Exacis Assets includes the issuance of the Company’s common stock, direct acquisition-related costs and contingent consideration.  The table below shows the total fair value of the consideration paid for the Exacis Assets (in thousands).  See Note 4 for more information on the fair value measurement of the assets acquired.

Fair Value of Consideration
Shares issued	$208
Contingent consideration	225
Direct costs	27
Total fair value	$460

The Company allocated 100% of the fair value of the consideration to the Purchased License, which the Company determined is an in-process research and development (“IPR&D”) asset.  IPR&D assets acquired through an asset purchase that have no alternative future uses and no separate economic values from their original intended purpose are expensed in the period the cost is incurred.  As a result, the Company expensed the fair value of the Purchased License during the three and six months ended June 30, 2023.

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

The carrying amounts reported on the balance sheet for cash and cash equivalents, other receivable, prepaid assets and other current assets, accounts payable and accrued expenses, other current liabilities and other liabilities approximate fair value based due to their short maturities.

The following tables summarize the liabilities that are measured at fair value as of June 30, 2023 and December 31, 2022 (in thousands):

Description	Level	June 30, 2023	December 31, 2022
Liabilities:
Warrant liabilities - Common Warrants	3	$185	$331
Market Cap Contingent Consideration	3	$107	$-

The Company has Common Warrants related to the March PIPE, as defined and discussed in Note 12, that are recognized as liabilities.  The Company uses a Black-Scholes option pricing model to estimate the fair value of the Common Warrants, which is considered a Level 3 fair value measurement.

The Company also has contingent consideration liabilities related to the Exacis Acquisition, as discussed in Note 3.  The Market Cap Contingent Consideration is indexed to or settled in the Company’s own shares.  As a result, the Company classified the Market Cap Contingent Consideration as a liability measured at fair value because the financial instrument embodies a conditional obligation (the Company would only issue the shares on the condition that the market capitalization thresholds are met), and at inception, the monetary value of the obligation is based solely on a fixed monetary amount ($2.0 million of shares for each target), which will be settleable with a variable number of the Company’s shares.  The Company uses a Monte Carlo simulation model to estimate the fair value of the Market Cap Contingent Consideration, which is considered a Level 3 fair value measurement.  As of the acquisition date, the fair value of the Market Cap Contingent Consideration was approximately $0.2 million.  The Company remeasured the fair value of the Market Cap Contingent Consideration as of June 30, 2023, which resulted in a decrease of $0.1 million to approximately $0.1 million.  The following assumptions were used in the fair valuation calculation as of the acquisition date and June 30, 2023:

	Acquisition Date	June 30, 2023
Stock price	$3.00	$2.26
Risk-free rate	3.58%	4.46%
Volatility	100%	90%
Dividend yield	0%	0%
Expected term	3.0 years	2.82 years

The License Contingent Consideration is to be settled in cash and is generally recognized when the liability is probable and estimable.  As of the acquisition date and as of June 30, 2023, the Company concluded that paying the License Contingent Consideration was not probable or estimable.  Therefore, there was no applicable contingent consideration liability recognized.

Certain inputs used in this Black-Scholes and Monte Carlo pricing models may fluctuate in future periods based upon factors that are outside of the Company’s control.  A significant change in one or more of these inputs used in the calculation of the fair value may cause a significant change to the fair value of the Company’s warrant liabilities or contingent consideration liabilities, which could also result in material non-cash gains or losses being reported in the Company’s consolidated statement of operations.

The following table presents the changes in the warrant liabilities from January 1, 2023 through June 30, 2023, as well as the initial measurement of the Market Cap Contingent Consideration as of the acquisition date of the Exacis Assets and the changes in such contingent consideration as of June 30, 2023 (in thousands):

	Warrant Liabilities	Contingent Consideration

Fair value at January 1, 2023	$331	$-
Initial measurement of Market Cap Contingent Consideration	-	225
Change in fair value	(146)	(118)
Fair value at June 30, 2023	$185	$107

5)	CONTRACT WITH CUSTOMER

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

The Company has determined that as of contract inception, the Option Right contains a material right because by entering into the agreement, the Option Right allows the customer to obtain a license that no other customer can receive.  As a result, the Option Right is a separate performance obligation under the agreement.  The cell line customization activities that the Company may perform and the granting of the license that the Company may provide to the customer are not considered performance obligations as of contract inception, as these are goods and services that the customer may request in the future and will be accounted for as separate contracts when the customer exercises the Option Right or provides its request to the Company to perform the cell line customization activities.  As a result, the Option Right performance obligation is the only performance obligation as of contract inceptions, and 100% of the Option Fee is allocated to the Option Right.  Revenue from the Option Right will be recognized when the customer enters into the sublicense or when the Option Right expires.  As of June 30, 2023, the customer has not exercised the Option Right. Therefore, the $250,000 Option Fee remains recorded as deferred revenue in the accompanying condensed consolidated balance sheet as of June 30, 2023

As provided for in the Exclusive Factor License Agreement discussed in Note 9, the Company was obligated to pay Factor Limited 20% of the Option Fee when the Company received payment from the customer in February 2023.  Accordingly, the Company recognized a license cost of $50,000 during the six months ended June 30, 2023.  There were no license costs for the three months ended June 30, 2023.

6)	LEASES

The Company currently has operating leases for office and laboratory space in New York, New York, Cambridge, Massachusetts and Somerville, Massachusetts, which expire in 2026, 2028, and 2033, respectively.

During the second quarter of 2022, the Company determined to consolidate its research and development efforts in Cambridge, Massachusetts and sublease its San Diego lab and office space.  As a result, the Company recognized an impairment charge of approximately $0.8 million on the San Diego Lease ROU asset for the three and six months ended June 30, 2022.  In November 2022, the Company entered into a lease termination agreement, effective January 31, 2023, and, as of June 30, 2023, there was no lease liability or ROU asset balances remaining for the San Diego lease.

In October 2022, the Company entered into the Sublease with E.R. Squibb & Sons, L.L.C., a subsidiary of Bristol-Myers Squibb Company (“Sublessor”), for office, laboratory and research and development space (the “Premises”). The Premises consist of approximately 45,500 square feet on the ninth floor of a building currently under construction located in Somerville, Massachusetts.  The lease expires in November 2033 and is subject to a five-year extension.

Payments of the Sublease rent commence on the date that is the earlier of (i) the date that the Company commences business operations from the Premises and (ii) the one-year anniversary of the date that Sublessor obtained the primary landlord’s consent for the Sublease, which was November 29, 2022. The Company will pay base rent of approximately $0.5 million per month during the first year of the term, which will increase 3% per year thereafter.  The Company will also make monthly payments for parking, which is based on market rates that can change from time-to-time, as well as pay its share of traditional lease expenses, including certain taxes, operating expenses and utilities.

Pursuant to the Sublease, the Company paid the Sublessor a security deposit in the form of a letter of credit in the amount of approximately $4.1 million. Provided there are no events of default by the Company under the Sublease, the letter of credit will be reduced on an incremental basis throughout the Term.

The Sublessor has agreed to provide the Company with a tenant improvement allowance (“TIA”) of $190 per rentable square foot, or $8.6 million. Tenant improvements to the Premises in excess of this amount, if any, will be at the Company’s own cost. It is anticipated that the construction will be substantially complete by the end of 2023.

The Company obtained access and control of the Premises on June 21, 2023, and as such, the Company determined that the commencement date for accounting purposes was June 21, 2023.  The Company also performed an analysis on the accounting ownership of the tenant improvement assets and determined that such assets were Sublessor/Lessor owned.  As a result, TIA payments made by the Sublessor to the Company for the tenant improvement assets are considered a reimbursement rather than a lease incentive and not included as part of the consideration of the contract.  Amounts paid by the Company for Sublessor/Lessor owned assets that are in excess of the TIA are considered non-cash lease payments and are added to the consideration in the contract.

The Company measured the lease liability and corresponding ROU asset for the Somerville Sublease as of June 21, 2023, which includes lease payments the Company must make over the ten-year lease term.  The Company did not include the option to extend the lease for an additional five years in the initial measurement because the Company was not reasonably certain as of June 21, 2023 that it would exercise its right to extend the lease term. As a result, the Company recorded a lease liability of $34.2 million, which includes $0.6 million for the incremental amount above the TIA that the Company expects to pay for Sublessor/Lessor owned assets, and a corresponding ROU asset of $34.4 million as of June 30, 2023.  As of June 30, 2023, the Company has recorded approximately $0.3 million as an other receivable for amounts submitted for reimbursement under the TIA for Sublessor/Lessor owned assets and approximately $0.7 million recorded in other current assets for amounts paid by the Company but not yet submitted for reimbursement of Sublessor/Lessor owned assets.

For the six months ended June 30, 2023 and 2022, the net operating lease expenses were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Operating lease expense	$67	$146	$135	$333
Sublease income	(21)	(21)	(42)	(42)
Variable lease expense	7	51	12	53
Total lease expense	$53	$176	$105	$344

The above table does not include lease expense related to the Somerville Sublease from the June 21, 2023 commencement date through June 30 2023 because such amount was immaterial.  The Company will begin recognizing lease expense for the Somerville Sublease on July 1, 2023.

The tables below show the beginning balances of the operating ROU assets and lease liabilities as of January 1, 2023 and the ending balances as of June 30, 2023, including the changes during the period (in thousands).

Operating Lease ROU Assets

Operating lease ROU assets at January 1, 2023	$1,030
Recognition of ROU asset for Somerville Sublease	34,410
Amortization of operating lease ROU assets	(83)
Operating lease ROU assets at June 30, 2023	$35,357

Operating Lease Liabilities
Operating lease liabilities at January 1, 2023	$1,182
Recognition of lease liability for Somerville Sublease	34,169
Principal payments on operating lease liabilties	(215)
Operating lease liabilities at June 30, 2023	35,136
Less non-current portion	34,963
Current portion at June 30, 2023	$173

As of June 30, 2023, the Company’s operating leases had a weighted-average remaining life of 10.3 years with a weighted-average discount rate of 12.6%.  The maturities of the operating lease liabilities are as follows (in thousands):

As of June 30, 2023
2023	$1,064
2024	5,931
2025	6,065
2026	6,227
2027	6,298
Thereafter	40,224
Total payments	65,809
Less imputed interest	(30,673)
Total operating lease liabilities	$35,136

7)	GOODWILL

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

As of June 30, 2023, the Company performed a qualitative assessment to determine whether it was more likely than not that the fair value of the entity is less than its carrying value of goodwill. Such qualitative factors included macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant events. As a result of the decline in the Company’s stock price from $3.40 per share as of March 31, 2023 to $2.26 per share as of June 30, 2023, the Company determined that there were indications of impairment. Accordingly, the Company proceeded to the first step in the quantitative assessment of impairment and determined that the fair value of the reporting unit exceeded the carrying amount of goodwill, and therefore, the goodwill was not impaired as of June 30, 2023.

8)	RELATED PARTY TRANSACTIONS

Agreements with Factor Bioscience Inc. and Affiliates

As of June 30, 2023, the agreements below were in place related to Factor Bioscience Inc. (including its affiliates, “Factor Bioscience”) and Dr. Matthew Angel. These agreements have been deemed related party transactions, as the Company’s Chief Executive Officer, Dr. Matthew Angel, is also the Chairman and Chief Executive Officer of Factor Bioscience and a Director of Factor Limited.

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

The Company may terminate WO1 under the MSA on or after the second anniversary of the date of the MSA, subject to providing Factor Bioscience with 120 days’ prior notice. Factor Bioscience may terminate such work order only on and after the fourth anniversary of the date of the MSA, subject to providing the Company with 120 days’ prior notice. The MSA contains customary confidentiality provisions and representations and warranties of the parties, and the MSA may be terminated by either party upon 30 days’ prior notice, subject to any superseding termination provisions contained in a particular work order.

In connection with entering into the MSA, Factor Bioscience’s subsidiary, Factor Limited, entered into a waiver agreement (the “Waiver Agreement”) with Eterna LLC, pursuant to which Factor Limited agreed to waive payment of $3.5 million otherwise payable to it (the “License Fee Obligation”) in October 2022 by Eterna LLC under the exclusive license agreement entered into in April 2021 by and among Eterna LLC, Novellus Limited and Factor Limited, as amended in November 2022 (the “Original Factor License Agreement”). Under the terms of the Waiver Agreement, the License Fee Obligation is waived conditionally on the Company paying Factor Bioscience a minimum of $3.5 million due under the MSA.

Because the License Fee Obligation was conditionally waived until such amount has been paid under the MSA, the Company recorded a liability of $3.5 million. As of June 30, 2023, there was approximately $2.1 million of the unamortized License Fee Obligation remaining, which is recorded on the accompanying condensed consolidated balance sheet in the “due to related party” line items.

On February 20, 2023, the Company and Factor Limited entered into an exclusive license agreement (the “Exclusive Factor License Agreement”), which terminated and superseded the Original Factor License Agreement.  Subject to certain exclusive licenses or other rights granted by Factor Limited to other third parties as of the effective date of the Exclusive Factor License Agreement, Factor granted the Company the exclusive, sublicensable license under certain patents owned by Factor Limited (the “Factor Patents”). The term of the Exclusive Factor License Agreement expires on November 22, 2027, but will be automatically extended for an additional two and a half years (such period, the “Renewal Term”) if the Company receives at least $100 million in fees from sublicenses to the Factor Patents (“Sublicense Fees”) granted by the Company pursuant to the Exclusive Factor License Agreement.  The Company will pay to Factor Limited 20% of any Sublicense Fee received by the Company before the initial expiration date of such license and 30% of any Sublicense Fees received by the Company during the Renewal Term.  The Company may terminate the Exclusive Factor License Agreement upon 120 days’ written notice to Factor Limited, and both parties otherwise have additional customary termination rights.  Under the Exclusive Factor License Agreement, the Company is obligated to pay the expenses incurred by Factor Limited in preparing, filing, prosecuting and maintaining the Factor Patents and has agreed to bear all costs and expenses associated with enforcing and defending the Factor Patents in any action or proceeding arising from pursuit of sublicensing opportunities under the license granted under the Exclusive Factor License Agreement.

On July 12, 2023, The Company and Factor Limited entered into the First Amendment to the Exclusive Factor License Agreement (the “Exclusive License Agreement Amendment”), which amended the Exclusive Factor License Agreement to (i) expand the field of use of the Factor Patents to include veterinary uses, (ii) extend the Renewal Term from two and a half years to five years if the Company pays at least $6.0 million to Factor Limited from Sublicense Fees, other cash on hand or a combination of both sources of funds, (iii) reduce the Sublicense Fees payable to Factor Limited during the Renewal Term from 30% to 20%, (iv) eliminate Factor Limited’s termination rights with respect to Factor Patents that are not sublicensed, or for which an opportunity has not been identified, in each case by a certain date and (v) provide for the Company’s payment to Factor Limited of a monthly maintenance fee of approximately $0.4 million, beginning in September 2024.

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

Exacis Asset Acquisition

On April 26, 2023, the Company entered into the Exacis Purchase Agreement to acquire the Exacis Assets, including all of Exacis’ right, title and interest in the Purchased License. The Company assumed none of Exacis’ liabilities, other than liabilities under the Purchased License that accrue subsequent to the closing date. See Note 3.

The Exacis Acquisition has been deemed a related party transaction because Dr. Gregory Fiore, who was the Chief Executive Officer of Exacis, is a Director of the Company.  Additionally, Dr. Angel was Chairman of Exacis’ scientific advisory board, he is the co-founder, President, CEO, and a director of Factor Bioscience Inc., which is the parent of Factor Limited and a wholly owned subsidiary of Factor Bioscience LLC, the latter of which is the majority stockholder of Exacis.

Consulting Agreement with Dr. Fiore

In May 2023, the Company entered into a consulting agreement with Dr. Fiore, a Director of the Company, whereby Dr. Fiore would provide business development consulting services to the Company for a monthly retainer of $20,000. The consulting agreement was terminable for any reason by either party upon 15 days’ written notice, and the Company terminated the consulting agreement, effective July 31, 2023.

Convertible Note Financing

On July 13, 2023, the Company consummated the Private Placement of the Notes.  Brant Binder and Richard Wagner, who are current directors of the Company, and Charles Cherington and Nicholas Singer, who are former directors of the Company, participated in the Private Placement under the same terms and subject to the same conditions as all the other Purchasers.  See Note 16.

9)	ACCRUED EXPENSES

Accrued expenses at June 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Legal fees and settlements	$349	$1,138
Clinical	310	570
Professional fees	431	333
Accrued compensation	324	1,065
Other	695	520
Total accrued expenses	$2,109	$3,626

10)	COMMITMENTS AND CONTINGENCIES

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

On November 15, 2022, prior to a decision on Westman’s and Sowyrda’s motion to compel or stay, the Parties agreed to voluntarily dismiss and consolidate the Delaware Actions with this action.  On December 15, 2022, Sowyrda filed an Amended Answer to the Amended Complaint, asserted affirmative defenses and filed Amended Counterclaims against Dr. Angel, Dr. Rohde, Novellus LLC, Novellus Inc., Factor Bioscience Inc., and Eterna Therapeutics Inc. (“Counterclaim Defendants”) alleging against various Counterclaim Defendants breach of contract, breaches of the implied duty of good faith and fair dealing, breaches of fiduciary duty, breaches of the operating agreement, aiding and abetting breaches of fiduciary duty, tortious interference with contract, equitable accounting, violations of the Massachusetts Wage Act, Massachusetts Minimum Fair Wage Law, the Fair Labor Standards Act, unjust enrichment, and quantum meruit.  Also on December 15, 2022, Westman filed an answer to the Amended Complaint and asserted similar counterclaims against the same Counterclaim Defendants.  Westman and Sowyrda each asserted claims for indemnification and/or advancement against Novellus, Inc.  On January 11, 2023, Westman and Sowyrda served a joint motion to enforce their advancement and/or indemnification rights against Novellus Inc.  Novellus Inc. vigorously opposes this motion and served its opposition on January 27, 2023.  On February 8, 2023, Westman and Sowyrda served a reply in support of their motion to enforce indemnification/advancement rights, and submitted the motion to the Court.  Novellus Inc. answered Westman and Sowyrda’s counterclaims on January 27, 2023, denying liability.  The remaining Counterclaim Defendants served a motion to dismiss most of the remaining counterclaims on January 27, 2023.  The Court entered an order granting the Counterclaim Defendants’ motion to dismiss and denying Sowyrda and Westman’s motion to enforce on June 15, 2023.  The Court’s order dismissed all of Westman’s claims against Counterclaim Defendants except his claim for indemnification, and all of Sowyrda’s claims except his claim for indemnification and his employment-related claims, which Counterclaim Defendants did not move to dismiss.  On July 6, 2023, Westman and Sowyrda filed a petition for interlocutory review with a single justice of the Massachusetts Appeals Court, seeking to overturn the judge’s decision granting the Counterclaim Defendants’ motion to dismiss most of the remaining counterclaims, but not the decision denying Westman and Sowyrda’s motion to enforce advancement rights.  On July 25, 2023, the parties to the appeal filed a joint motion to the single justice in the appellate court to stay the appeal, indicating that Counterclaim Plaintiffs intended to file amended counterclaims with the consent of Counterclaim Defendants who may then move to dismiss the amended counterclaims.  Pursuant to the motion, which was allowed on July 27, 2023, the appeal is stayed pending resolution of Counterclaim Defendants’ motion to dismiss the amended counterclaims or the expiration of the time for Counterclaim Defendants to move to dismiss the amended counterclaims.

Under applicable Delaware law and Novellus Inc.’s organizational documents, the Company may be required to advance or reimburse certain legal expenses incurred by former officers and directors of Novellus, Inc. in connection with the foregoing Westman and Sowyrda matters. However, a future advance or reimbursement is not currently probable nor can it be reasonably estimated.

eTheRNA Immunotherapies NV and eTheRNA Inc. v. Eterna Therapeutics Inc. C.A. No. 123CV11732

On July 31, 2023, eTheRNA Immunotherapies NV and eTheRNA Inc. filed a complaint against Eterna Therapeutics Inc. alleging the following claims: (1) federal trademark infringement; (2) federal unfair competition; (3) Massachusetts state common law trademark infringement; (4) Massachusetts state unfair competition.  Service of process for the complaint was completed on August 1, 2023. At this stage in the litigation, the Company is not able to predict the probability of a favorable or unfavorable outcome.

Licensing Agreements

On February 20, 2023, the Company and Factor Limited entered into the Exclusive Factor License Agreement, which terminated and superseded the Original Factor License Agreement.  On July 12, 2023, the Company and Factor Limited entered into the Exclusive License Agreement Amendment. See Note 8 for details of these agreements.

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

11)	STOCK-BASED COMPENSATION

Stock Options

During the three and six months ended June 30, 2023 and 2022, the Company granted the following stock options (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Stock options granted	25	36	237	99

The Company recognizes stock-based compensation expense for stock options granted to employees, directors and certain consultants. The Company estimates the fair value of stock options using the Black-Scholes option pricing model. The fair value of stock options granted is recognized as expense over the requisite service period on a straight-lined basis.

The following weighted-average assumptions were used for stock options granted during the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Weighted average risk-free rate	3.54%	2.74%	3.82%	2.42%
Weighted average volatility	96.09%	92.74%	95.15%	92.85%
Dividend yield	0%	0%	0%	0%
Expected term	6.08 years	4.15 years	5.44 years	4.79 years

The per-share weighted average grant-date fair value of stock options granted during the three and six months ended June 30, 2023 and 2022 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Weighted average grant date fair value	$1.64	$9.97	$2.99	$23.68

Vesting of all stock option grants is subject to continuous service with the Company through such vesting dates.  As of June 30, 2023, there were approximately 522,000 stock options outstanding.

Restricted Stock Units

During the six months ended June 30, 2022, the Company granted approximately 55,000 performance-based restricted stock units (“RSUs”), all of which were forfeited during 2022, as the applicable performance goals were not met. The Company did not grant any RSUs during the three months ended June 30, 2022 or during the three and six months ended June 30, 2023.

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

In lieu of paying cash to satisfy withholding taxes due upon the settlement of vested RSUs, at the Company’s discretion, an employee may elect to have shares of common stock withheld that would otherwise be issued at settlement, the value of which is equal to the amount of withholding taxes payable. During the three and six months ended June 30, 2023, less than 1,000 RSUs vested.  During both the three and six months ended June 30, 2022, there were approximately 1,000 RSUs that vested.  As of June 30, 2023, there were approximately 1,000 RSUs outstanding.

Stock-Based Compensation Expense

For the three and six months ended June 30, 2023 and 2022, the Company recognized stock-based compensation expense as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Research and development	$56	$470	$120	$892
General and administrative	158	409	783	1,170
Total	$214	$879	$903	$2,062

12)	WARRANTS

On March 6, 2022, the Company entered into a securities purchase agreement with an investor for a private placement of equity (the “March PIPE”), pursuant to which, the Company issued 275,000 shares of common stock, pre-funded warrants to purchase approximately 68,000 shares of common stock (the “Pre-Funded Warrants”) and warrants to purchase approximately 343,000 shares of common stock (the “Common Warrants”) for an aggregate gross purchase price of approximately $12.0 million. The transaction closed on March 9, 2022.

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

The fair values of the Common Warrants and the Pre-Funded Warrants at the issuance date totaled $12.6 million in the aggregate, which was $0.6 million more than the Subscription Amount. The excess $0.6 million represents an inducement to the investor to enter into the transaction and was recorded in warrant liabilities expense in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2022.

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

The Company incurred fees of approximately $1.0 million related to the transaction, which were allocated to the fair value of the Common Warrants and the Pre-Funded Warrants and recorded in other expense, net on the accompanying condensed consolidated statement of operations for the six months ended June 30, 2022.

As of June 30, 2023, the Company has the following warrants outstanding that were issued in connection with private placement discussed above as well as a private placement with other investors from November 2022:

Private Placement	Warrants Outstanding (in thousands)	Exercise Price	Date Exerciseable	Expiration Date	Classification
March 2022 PIPE	343	$38.20	September 9, 2022	September 9, 2027	Liability
November 2022 PIPE	4,370	$3.28	June 2, 2023	June 2, 2028	Equity
	4,713

As of June 30, 2023, the weighted average remaining contractual life of the warrants outstanding was 4.88 years and the weighted average exercise price was $5.82.

See Note 16 for warrants issued subsequent to June 30, 2023.

13)	EARNINGS PER SHARE

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding plus dilutive securities.  Shares of common stock issuable upon exercise, conversion or vesting of stock options, RSUs, warrants and other convertible securities, including our outstanding Series A Convertible Preferred Stock, are considered potential common shares and are included in the calculation of diluted net loss per share using the treasury method when their effect is dilutive. Diluted net loss per share is the same as basic net loss per share for periods in which the effect of potentially dilutive shares of common stock is antidilutive. The following table presents the amount of warrants, stock options, convertible preferred stock and RSUs that were excluded from the computation of diluted net loss per common share for the three and six months ended June 30, 2023 and 2022, as their effect was anti-dilutive (in thousands):

	Three and Six months ended June 30,
	2023	2022
Warrants	4,713	343
Stock options	522	188
Preferred stock converted into common stock	7	3
RSUs	1	29
Total potential common shares excluded from computation	5,243	563

14)	STANDBY EQUITY PURCHASE AGREEMENT

On April 5, 2023, the Company entered into the SEPA with Lincoln Park, pursuant to which Lincoln Park committed to purchase up to $10.0 million of the Company’s common stock, subject to the terms and conditions contained in the appliable agreements. Such sales of common stock by the Company, if any, are subject to certain limitations set forth in the purchase agreement, and may occur from time to time, at the Company’s sole discretion, over a period of up to 24-months, commencing April 25, 2025, which was the date on which each of the conditions to the Lincoln Park’s purchase obligations set forth in the purchase agreement were initially satisfied.  In consideration of Lincoln Park’s entry into the purchase agreement, the Company issued to Lincoln Park approximately 74,000 shares of common stock (the “Commitment Shares”).  The value of the Commitment Shares was recorded as a period expense and included in other expense, net, in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2023.

The Company evaluated the contract that includes the right to require Lincoln Park to purchase shares of common stock in the future (“put right”) considering the guidance in ASC 815-40, Derivatives and Hedging — Contracts on an Entity’s Own Equity and concluded that it is an equity-linked contract that does not qualify for equity classification, and therefore requires fair value accounting. The Company has analyzed the terms of the freestanding put right and has concluded that it has an immaterial value as of June 30, 2023.

As of June 30, 2023, the Company had issued and sold 214,000 shares of common stock under the SEPA, including the 74,000 commitment shares, for gross proceeds of approximately $0.3 million, and there were approximately 2,860,000 shares remaining to be sold under the SEPA.

In connection with entry into the SEPA, the Company terminated its prior purchase agreements with Lincoln Park entered into during 2021.

15)	RECENT ACCOUNTING PRONOUNCEMENTS

There have been no recent Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board that would apply to the Company since the ASUs disclosed in the 2022 10-K.

16)	SUBSEQUENT EVENTS

Private Placement of Convertible Notes and Warrants

On July 13, 2023, the Company entered into the Purchase Agreement with certain investors for the Private Placement of $8.7 million in aggregate principal amount of Notes and the issuance of the Note Warrants to purchase an aggregate of approximately 6.1 million shares of common stock.  The Private Placement closed on July 14, 2023 (the “Closing Date”), and the Company intends to use the net proceeds from the Private Placement for general working capital purposes.

The Notes bear interest at 6% per annum, payable quarterly in arrears.  At the Company’s election, it may pay interest either in cash or in-kind by increasing the outstanding principal amount of the Notes.  The Notes mature on July 14, 2028, unless earlier converted or repurchased.  The Company may not redeem the Notes at its option prior to maturity.

At the option of the investors, the Notes may be converted from time-to-time in whole or in part into shares of common stock at an initial conversion rate of $2.86 per share, subject to customary adjustments for stock splits, stock dividends and recapitalization.

The Notes do not contain any ratchet or other financial antidilution provisions.  The Notes purchased by certain of the investors contain conversion limitations, providing that no conversion may be made if the aggregate number of shares of common stock beneficially owned by the holder thereof would exceed 4.99%, 9.99% or 19.99% immediately after conversion thereof, subject to certain increases not in excess of either 9.99% or 19.99% at the option of such holder.

The Notes provide for customary events of default which include (subject in certain cases to customary grace and cure periods), among others, the following: nonpayment of principal or interest; breach of covenants or other agreements in the Notes; and certain events of bankruptcy. Generally, if an event of default occurs and is continuing under the Notes, the holder thereof may require the Company to repurchase some or all of their Notes at a repurchase price equal to 100% of the principal amount of the Notes being repurchased, plus accrued and unpaid interest thereon.

The Note Warrants are immediately exercisable, have an exercise price of $2.61 per share, expire five years following the Closing Date and are subject to customary adjustments. The Note Warrants purchased by certain of the investors contain a provision pursuant to which such Note Warrants may not be exercised if the aggregate number of shares of common stock beneficially owned by the holder thereof would exceed 4.99%, 9.99% or 19.99% immediately after exercise thereof, subject to certain increases not in excess of either 9.99% or 19.99% at the option of such holder.

 Amendment to Exclusive License Agreement

On July 12, 2023, the Company entered into the Exclusive License Agreement Amendment.  See Note 8 for additional information.

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

 Recent Developments

Private Placement of Convertible Notes and Warrants

On July 13, 2023, we entered into a purchase agreement with certain purchasers for the private placement (the “Private Placement”) of $8.7 million in aggregate principal amount of convertible notes (the “Notes”) and the issuance of the warrants (the “Note Warrants”) to purchase an aggregate of approximately 6.1 million shares of Common Stock.  The Private Placement closed on July 14, 2023 (the “Closing Date”), and we intend to use the net proceeds from the Private Placement for general working capital purposes.

The Notes bear interest at 6% per annum, payable quarterly in arrears.  At our election, we may pay interest either in cash or in-kind by increasing the outstanding principal amount of the Notes.  The Notes mature on July 14, 2028, unless earlier converted or repurchased.  We may not redeem the Notes at our option prior to maturity.

At the option of the holders, the Notes may be converted from time-to-time in whole or in part into shares of Common Stock at an initial conversion rate of $2.86 per share, subject to customary adjustments for stock splits, stock dividends and recapitalization.

The Notes do not contain any ratchet or other financial antidilution provisions.  The Notes purchased by certain of the Purchasers contain conversion limitations, providing that no conversion may be made if the aggregate number of shares of Common Stock beneficially owned by the holder thereof would exceed 4.99%, 9.99% or 19.99% immediately after conversion thereof, subject to certain increases not in excess of either 9.99% or 19.99% at the option of such holder.

The Notes provide for customary events of default which include (subject in certain cases to customary grace and cure periods), among others, the following: nonpayment of principal or interest; breach of covenants or other agreements in the Notes; and certain events of bankruptcy. Generally, if an event of default occurs and is continuing under the Notes, the holder thereof may require the Company to repurchase some or all of their Notes at a repurchase price equal to 100% of the principal amount of the Notes being repurchased, plus accrued and unpaid interest thereon.

The Note Warrants are immediately exercisable, have an exercise price of $2.61 per share, expire five years following the Closing Date and are subject to customary adjustments. The Note Warrants purchased by certain of the Purchasers contain a provision pursuant to which such Note Warrants may not be exercised if the aggregate number of shares of Common Stock beneficially owned by the holder thereof would exceed 4.99%, 9.99% or 19.99% immediately after exercise thereof, subject to certain increases not in excess of either 9.99% or 19.99% at the option of such holder.

Amendment to Exclusive Factor License Agreement

On February 20, 2023, the Company and Factor Limited entered into an exclusive license agreement (the “Exclusive Factor License Agreement”), which terminated and superseded our original license agreement with Factor Limited.  Subject to certain exclusive licenses or other rights granted by Factor Limited to other third parties as of the effective date of the Exclusive Factor License Agreement, Factor granted the Company the exclusive, sublicensable license under certain patents owned by Factor Limited (the “Factor Patents”).  For additional information, see Note 8 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.  On July 12, 2023, the Company and Factor Limited entered into the First Amendment to the Exclusive Factor License Agreement (the “Exclusive License Agreement Amendment”).  The Exclusive License Agreement Amendment amended the Exclusive Factor License Agreement to (i) expand the field of use of the Factor Patents to include veterinary uses, (ii) extend the Renewal Term from two and a half years to five years if the Company pays at least $6.0 million to Factor Limited from Sublicense Fees, other cash on hand or a combination of both sources of funds, (iii) reduce the Sublicense Fees payable to Factor Limited during the Renewal Term from 30% to 20%, (iv) eliminate Factor Limited’s termination rights with respect to Factor Patents that are not sublicensed, or for which an opportunity has not been identified, in each case by a certain date and (v) provide for the Company’s payment to Factor Limited of a monthly maintenance fee of approximately $0.4 million, beginning in September 2024.

There can be no assurance that we can successfully develop and commercialize the technology licensed under the Exclusive Factor License Agreement, as amended. See Item 1A “Risk Factors—Risks Related to our Business and Industry—We depend substantially, and expect in the future to continue to depend, on in-licensed intellectual property. Such licenses impose obligations on our business, and if we fail to comply with those obligations, we could lose license rights, which would substantially harm our business” contained in the 2022 10-K.

Exacis Asset Purchase

On April 26, 2023, we entered into an asset purchase agreement (the “Exacis Purchase Agreement”), together with Exacis Biotherapeutics Inc. (“Exacis”), the stockholders party thereto and, with respect to specified provisions therein, Factor Limited (the “Exacis Acquisition”).  Pursuant to the Exacis Purchase Agreement, we acquired from Exacis substantially all of Exacis’ intellectual property assets, including all of Exacis’ right, title and interest in and to an exclusive license agreement by and between Exacis and Factor Limited (the “Purchased License”).  We assumed none of Exacis’ liabilities, other than liabilities under the Purchased License that accrue subsequent to the closing date.  For additional information, see Note 8 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Standby Equity Purchase Agreement

On April 5, 2023, we and Lincoln Park Capital Fund, LLC (the “Lincoln Park”) entered into a purchase agreement (the “SEPA”), pursuant to which we have the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park would be obligated to purchase, up to $10.0 million of shares of our common stock. Sales of common stock by us are subject to certain limitations, and may occur from time to time, at our sole discretion. As consideration for Lincoln Park’s commitment to purchase shares of common stock in accordance with the SEPA, we issued to Lincoln Park approximately 74,000 shares of common stock. As of August 9, 2023, we had issued and sold 214,000 shares of our common stock under the SEPA, including the 74,000 commitment shares, for gross proceeds of approximately $0.3 million.  In connection with entry into the SEPA, we terminated our prior purchase agreements with Lincoln Park entered into in 2021.

Basis of Presentation

Revenues

We are a pre-clinical stage company and have had no revenues from product sales to date. We will not have revenues from product sales until such time as we receive regulatory approval of our product candidates and successfully commercialize our products.  During the six months ended June 30, 2023, we entered into a cell line customization and license agreement (the “Lineage Agreement”) with Lineage Cell Therapeutics, Inc. (“Lineage”), pursuant to which, prior to August 22, 2023, Lineage may request that we develop for, and deliver to, Lineage certain induced pluripotent stem cell lines, which Lineage would use to evaluate the possible development of cell transplant therapies for treatment of diseases of the central nervous system in humans, excluding certain indications.  The Lineage Agreement is an agreement with a customer that includes an up-front option fee recognized as deferred revenue until the applicable performance obligation has been satisfied.  This agreement could also include additional licensing and cell line customization revenues at Lineages’ discretion.  There can be no assurances that we will recognize such additional revenues or that we will enter into other agreements with customers in the future.  For additional information, see Note 5 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2023 and 2022

	Three months ended June 30,			Six months ended June 30,
	2023	2022	Change	2023	2022	Change
(in thousands)
Operating expenses:
License costs	$-	$-	$-	$50	$-	$50
Research and development	1,579	1,685	(106)	3,253	3,467	(214)
General and administrative	2,510	6,205	(3,695)	6,102	10,719	(4,617)
Acquisition of Exacis in-process research and development	460	-	460	460	-	460
Impairment of in-process research and development	-	5,990	(5,990)	-	5,990	(5,990)
Total operating expenses	4,549	13,880	(9,331)	9,865	20,176	(10,311)

Loss from operations	(4,549)	(13,880)	9,331	(9,865)	(20,176)	10,311

Other income (expense), net:
Change in fair value of warrant liabilities	191	10,792	(10,601)	146	9,470	(9,324)
Change in fair value of contingent consideration	118	-	118	118	-	118
Loss on non-controlling investment	(8)	(296)	288	(59)	(911)	852
Other expense, net	(256)	(14)	(242)	(255)	(1,156)	901
Total other income (expense), net	45	10,482	(10,437)	(50)	7,403	(7,453)

Loss before income taxes	(4,504)	(3,398)	(1,106)	(9,915)	(12,773)	2,858
Provision for income taxes	(4)	-	(4)	(9)	-	(9)
Net loss	$(4,508)	$(3,398)	$(1,110)	$(9,924)	$(12,773)	$2,849

License Costs

During the six months ended June 30, 2023, we recognized $50,000 of direct costs for amounts owed to Factor Limited in connection with the $250,000 of deferred revenue received from the Lineage Agreement, which represents Factor Limited’s share of such amount in accordance with the Exclusive Factor License Agreement.  There was no comparable expense for the three months ended June 30, 2023 or for the three and six months ended June 30, 2022.

Research and Development Expenses

	Three months ended June 30,
	2023	2022	Change
(in thousands)
Payroll-related	$167	$639	$(472)
Stock-based compensation	56	470	(414)
Professional fees	249	79	170
MSA expense	813	-	813
Other expenses, net	294	497	(203)
Total research and development expenses	$1,579	$1,685	$(106)

	Six months ended June 30,
	2023	2022	Change
(in thousands)
Payroll-related	$369	$1,601	$(1,232)
Stock-based compensation	120	892	(772)
Professional fees	529	120	409
MSA expense	1,625	-	1,625
Other expenses, net	610	854	(244)
Total research and development expenses	$3,253	$3,467	$(214)

 For the three and six months ended June 30, 2023, our total research and development expenses decreased compared to the three and six months ended June 30, 2022, which was primarily the result of less payroll expense and stock-based compensation expense due to employee terminations, offset by an increase in professional fees related to consulting activities and expense recognized during the three and six months ended June 30, 2023 related to the MSA with Factor (see Note 8 to the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q), which did not exist during the three and six months ended June 30, 2022.

General and Administrative Expenses

	Three months ended June 30,
	2023	2022	Change
(in thousands)
Professional fees	$1,312	$2,552	$(1,240)
Payroll-related	700	1,533	(833)
Impairment of ROU asset	-	772	(772)
Insurance	194	527	(333)
Stock-based compensation	158	409	(251)
Occupancy expense	19	182	(163)
Other expenses, net	127	230	(103)
Total general and administrative expenses	$2,510	$6,205	$(3,695)

	Six months ended June 30,
	2023	2022	Change
(in thousands)
Professional fees	$3,248	$4,623	$(1,375)
Payroll-related	1,057	2,282	(1,225)
Impairment of ROU asset	-	772	(772)
Stock-based compensation	783	1,170	(387)
Occupancy expense	43	352	(309)
Insurance	726	894	(168)
Other expenses, net	245	626	(381)
Total general and administrative expenses	$6,102	$10,719	$(4,617)

Our general and administrative expenses decreased for the three and six months ended June 30, 2023 primarily due to decreases in payroll expenses and stock-based compensation expense resulting from lower headcount, occupancy expense due to having fewer leased offices, insurance expense due to a reduction in premiums, as well as professional fees and other miscellaneous expenses when compared to the three and six months ended June 30, 2022, which prior-year period also included a non-recurring impairment expense of the ROU asset related to our former San Diego facility lease.

Acquisition of Exacis In-Process Research and Development

The Purchased License acquired in the Exacis Acquisition was determined to be an IPR&D asset that has no alternative future use and no separate economic value from its original intended purpose, which is expensed in the period the cost is incurred.  As a result, the Company expensed the fair value of the Purchased License during the three and six months ended June 30, 2023 of approximately $0.5 million.

Impairment of In-Process Research and Development

During the three and six months ended June 30, 2022, we received the results from the INSPIRE phase 2 trial of IRX-2. The IRX-2 multi-cytokine biologic immunotherapy represents substantially all the fair value assigned to the technologies of IRX that we acquired in 2018. Despite outcomes that favored IRX-2 in certain predefined subgroups, the INSPIRE trial did not meet the primary endpoint of event-free survival at two years of follow up. Significant additional clinical development work would be required to advance IRX-2 in the form of additional Phase 2 and 3 studies to further evaluate the treatment effect of IRX-2 in patient subgroups and in combination with checkpoint inhibitor therapies.  Based on the totality of available information, we determined we would not further develop the IRX-2 product candidate and that the carrying value of the IPR&D asset was impaired.  Accordingly, we recognized a non-cash impairment charge of approximately $6.0 million on the condensed consolidated balance sheet as of June 30, 2022, which reduced the value of this asset to zero.

Change in Fair Value of Warrant Liabilities

For the three and six months ended June 30, 2023, we recognized credits of $0.2 million and $0.1 million, respectively, for the change in the fair value of warrant liabilities due to a decrease in the market price of our common stock as of June 30, 2023.  For the three and six months ended June 30, 2022, we recognized credits of $10.8 million and $9.5 million, respectively, for the change in the fair value of warrant liabilities due to a decrease in the market price of our common stock as of June 30, 2022.

Change in Fair Value of Contingent Consideration

On the closing date of the Exacis Acquisition, we recognized a contingent consideration liability of $0.2 million for future payments that may be payable to Exacis, which was included as part of the $0.5 million fair value of the Purchased License asset and expensed as IPR&D for the three and six months ended June 30, 2023.  This contingent consideration liability is remeasured at each period end, and any change in the fair value of the contingent liability is recognized in the statement of operations.  As of June 30, 2023, we remeasured the contingent liability and recognized a credit of $0.1 million for both the three and six months ended June 30, 2023 due to the decrease in the fair value of the contingent consideration liability.  There were no contingent consideration liabilities during the same periods in 2022.

Loss on Non-Controlling Investment

We account for our investment in NoveCite, Inc. (“NoveCite”) under the equity method.  For the three and six months ended June 30, 2023, we recognized approximately $8,000 and $0.1 million of loss, respectively, on our 25% non-controlling investment in NoveCite, as compared to $0.3 million and $0.9 million for the three and six months ended June 30, 2022, respectively.  We have not guaranteed any obligations of NoveCite nor are we otherwise committed to providing further financial support for NoveCite.  Therefore, we only record losses up to our investment carrying amount.  As of June 30, 2023, our investment carrying amount was zero.

Other Expense, Net

	Three months ended June 30,
	2023	2022	Change
(in thousands)
SEPA commitment shares	$(249)	$-	$(249)
Interest income (expense), net	24	(13)	37
Other	(31)	(1)	(30)
Total other expense, net	$(256)	$(14)	$(242)

	Six months ended June 30,
	2023	2022	Change
(in thousands)
PIPE transaction fees	$-	$(1,007)	$1,007
Liquidated damages	-	(240)	240
Interest expense, net	26	(14)	40
SEPA commitment shares	(249)	-	(249)
Other income, net	(32)	105	(137)
Total other expense, net	$(255)	$(1,156)	$901

For the three months and six months ended June 30, 2022, we recognized fees associated with the private placement transaction completed in March 2022, all of which were allocated to the warrants issued in connection with the transaction, and we accrued for a loss for the estimated liquidated damages we incurred as a result of not timely filing with the SEC our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022.  For the three and six months ended June 30, 2023, we recognized $249,000 in respect of the value of the commitment shares issued to Lincoln Park under the SEPA.

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

Liquidity and Capital Resources

At June 30, 2023, we had cash, cash equivalents and restricted cash of approximately $5.9 million, of which approximately $4.1 million was restricted cash, as discussed below.

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

On April 5, 2023, we entered into the SEPA, pursuant to which Lincoln Park committed to purchase up to $10.0 million of our common stock. Such sales of common stock by us, if any, are subject to certain conditions and limitations set forth in the SEPA, and may occur from time to time, at our sole discretion, over a period of up to 24-months, commencing April 25, 2025, which was the date on which each of the conditions to the Lincoln Park’s purchase obligations set forth in the SEPA were initially satisfied.  Pursuant to a registration rights agreement entered into in connection with the SEPA, we filed a registration statement with the SEC on April 17, 2023 to register for resale shares of common stock issuable pursuant to such purchase agreement and the shares previously issued to Lincoln Park as consideration for entry into the SEPA, and the SEC declared such registration statement effective on April 24, 2023.  To date, we have issued and sold approximately 214,000 shares of our common stock to Lincoln Park, including the 74,000 commitment shares, and have receive approximately $0.3 million in gross proceeds from such sales.

Under applicable Nasdaq listing rules, the aggregate number of shares of common stock that we had been able to issue to Lincoln Park under the SEPA could not exceed 19.99% of our shares of common stock issued and outstanding immediately prior to the execution of the SEPA (the “Exchange Cap”) unless certain conditions were met, including obtaining stockholder approval to issue shares of common stock in excess of the Exchange Cap in accordance with applicable Nasdaq listing rules. On June 16, 2023, at the Company’s 2023 Annual Meeting of Stockholders, the Company’s stockholders approved, for purposes of complying with applicable Nasdaq listing rules, the Company’s potential issuance of shares of common stock under the SEPA in excess of the Exchange Cap.   As a result, the Exchange Cap limitation no longer applies to issuances and sales of common stock by us to Lincoln Park under the SEPA.  However, we may not direct Lincoln Park to purchase any shares of common stock under the SEPA if such purchase would result in Lincoln Park beneficially owning more than 4.99% of our issued and outstanding shares of common stock.

On July 14, 2023, we closed the Private Placement of $8.7 million in aggregate principal amount of Notes and the issuance of the Note Warrants. We intend to use the net proceeds from the Private Placement for general working capital purposes.

The Notes bear interest at 6% per annum, payable quarterly in arrears.  At our election, we may pay interest either in cash or in-kind by increasing the outstanding principal amount of the Notes.  The Notes mature on July 14, 2028, unless earlier converted or repurchased.  We may not redeem the Notes at our option prior to maturity.

At the option of the holders, the Notes may be converted from time-to-time in whole or in part into shares of common stock at an initial conversion rate of $2.86 per share, subject to customary adjustments for stock splits, stock dividends and recapitalization.

The Notes do not contain any ratchet or other financial antidilution provisions.  The Notes purchased by certain of the Purchasers contain conversion limitations, providing that no conversion may be made if the aggregate number of shares of Common Stock beneficially owned by the holder thereof would exceed 4.99%, 9.99% or 19.99% immediately after conversion thereof, subject to certain increases not in excess of either 9.99% or 19.99% at the option of such holder.

The Note Warrants are immediately exercisable, have an exercise price of $2.61 per share, expire five years following the Closing Date and are subject to customary adjustments. The Note Warrants purchased by certain of the Purchasers contain a provision pursuant to which such Note Warrants may not be exercised if the aggregate number of shares of Common Stock beneficially owned by the holder thereof would exceed 4.99%, 9.99% or 19.99% immediately after exercise thereof, subject to certain increases not in excess of either 9.99% or 19.99% at the option of such holder.

We have to date incurred operating losses, and we expect these losses to continue in the future as we further develop our product development programs and operate as a publicly traded company.  In the near-term, we intend to focus on licensing opportunities for our in-licensed technology, but there can be no assurance that we will enter into agreements with respect to such opportunities on such terms and within a timeframe necessary to satisfy our need for working capital.  While we are not presently pursuing product development, we may do so in the future, and current and potential licensing partners may seek to do so.  Developing product candidates, conducting clinical trials and commercializing products are expensive, and we would need to raise substantial additional funds if we were to pursue the development of one or more product candidates Based on our current financial condition and forecasts of available cash, we believe we do not have sufficient funds to fund our operations for the next twelve months from the filing of the financial statements contained in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2023. We can provide no assurance that we will be able to satisfy our near- or long-term cash needs through licensing transactions, or that we will obtain any additional financing that we require in the future or, even if such financing is available, that it will be obtainable on terms acceptable to us.
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

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying condensed consolidated statements of cash flows, are summarized as follows:

	For the six months ended June 30,
(in thousands)	2023	2022	Change
Cash (used in) provided by:
Operating activities	$(9,921)	$(9,425)	$(496)
Investing activities	-	(133)	133
Financing activities	312	11,980	(11,668)
Net (decrease) increase in cash and cash equivalents	$(9,609)	$2,422	$(12,031)

Net Cash Used in Operating Activities

The increase in cash used in operating activities was due to an increase in cash used in operating assets and liabilities of $4.1 million during the six months ended June 30, 2023 compared to the six months ended June 30, 2022, offset by a decrease in net loss of $3.6 million for the six months ended June 30, 2023, after giving effect to adjustments made for non-cash transactions.  The increase in cash used in operations was primarily driven by MSA fees and accrued severance payments  for the six months ended June 30, 2023 as compared to the same period in 2022.

Net Cash Used in Investing Activities

The decrease in cash used in investing activities during the six months ended June 30, 2023 was primarily related to decreases in the purchase of capitalized equipment as compared to the six months ended Jun 30, 2022.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2022 related to proceeds received in connection with the private placement of equity completed in March 2022.  During the six months ended June 30, 2023, net cash provided by financing activities included the $0.3 million of gross proceeds received under the SEPA with Lincoln Park.

Critical Accounting Estimates

There were no significant changes in our critical accounting estimates during the three and six months ended June 30, 2023 from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the 2022 10-K, except as follows.

Contingent Consideration

Contingent consideration from an asset acquisition that is indexed to or settled in shares of our common stock and that is classified as a liability is initially measured at fair value, with subsequent changes in fair value recognized in earnings.  Measuring the fair value requires various inputs, and a significant change in one or more of these inputs used in the calculation of the fair value may cause a significant change to the fair value of the contingent consideration liability, which could also result in material non-cash gains or losses being reported in the Company’s consolidated statement of operations.

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

In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we were required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q under the supervision, and with the participation, of our management, including our Chief Executive Officer and President (who serves as our principal executive officer) and our Vice President of Finance (who serves as our principal financial officer) of the effectiveness of the design and operation of our disclosure controls and procedures.

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

 During the quarter ended June 30, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement”, as defined in Item 408 of Regulation S-K.

Item 6.	Exhibits.

Exhibit	Description	Incorporated By Reference
10.1	Purchase Agreement, dated as of April 5, 2023, by and between Eterna Therapeutics Inc. and Lincoln Park Capital Fund, LLC	Exhibit 10.1 to Form 8-K filed on April 11, 2023
10.2	Registration Rights Agreement, dated as of April 5, 2023, by and between Eterna Therapeutics Inc. and Lincoln Park Capital Fund, LLC	Exhibit 10.2 to Form 8-K filed on April 11, 2023
10.3
Asset Purchase Agreement, dated April 26, 2023, by and among Eterna Therapeutics Inc., Exacis Biotherapeutics Inc., the stockholders party thereto and, with respect to certain provisions, Factor Bioscience Limited.
Exhibit 10.1 to Form 8-K filed on May 2, 2023
10.4*	Separation Agreement and General Release, dated May 2, 2023, by and between Eterna Therapeutics Inc. and Andrew Jackson.	Exhibit 10.1 to Form 8-K filed on May 5, 2023
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Indicates management contract or compensatory plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ETERNA THERAPEUTICS INC.

Date: August 11, 2023	By:	/s/ Matthew Angel
Matthew Angel
Chief Executive Officer and President
(on behalf of the Registrant and as Principal Executive Officer)