Form 10-Q
period 2023-09-30
Eterna Therapeutics Inc.
filed 2023-11-13
CIK 748592

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023
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

As of November 10, 2023, the registrant had outstanding 5,410,331 shares of common stock, $0.005 par value per share.

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

We believe that the expectations reflected in forward-looking statements in this Quarterly Report on Form 10-Q are based upon reasonable assumptions at the time made. However, given the risks and uncertainties, you should not rely on any forward-looking statements as a prediction of actual results, developments or other outcomes. You should read these forward-looking statements with the understanding that we may be unable to achieve projected results, developments or other outcomes and that actual results, developments or other outcomes may be materially different from what we expect.

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

ETERNA THERAPEUTICS INC.
 CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amount)
(unaudited)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash	$4,551	$11,446
Other receivables	1,776	951
Prepaid expenses and other current assets	704	1,284
Total current assets	7,031	13,681
Restricted cash	4,095	4,095
Property and equipment, net	173	236
Right-of-use assets - operating leases	34,860	1,030
Goodwill	2,044	2,044
Investment in non-controlling interest	-	59
Other assets	4,045	1,134
Total assets	$52,248	$22,279

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,464	$1,620
Accrued expenses	5,019	3,626
Income taxes payable	2	-
Operating lease liabilities, current	1,149	295
Due to related party, current	1,643	1,750
Deferred revenue, current	349	-
Other current liabilities	-	363
Total current liabilities	9,626	7,654
Convertible notes payable, net	3,452	-
Warrant liabilities	165	331
Operating lease liabilities, non-current	34,998	887
Due to related party, non-current	-	1,206
Deferred revenue, non-current	250	-
Contingent consideration liability	107	-
Other liabilities	88	94
Total liabilities	48,686	10,172

Stockholders’ equity:
Preferred stock, $0.005 par value, 1,000 shares authorized, 156 designated and outstanding of Series A convertible preferred stock at September 30, 2023 and December 31, 2022, $156 liquidation preference	1	1
Common stock, $0.005 par value, 100,000 shares authorized at September 30, 2023 and December 31, 2022; 5,410 and 5,127 issued and outstanding at September 30, 2023 and December 31, 2022, respectively	27	26
Additional paid-in capital	184,354	177,377
Accumulated deficit	(180,820)	(165,297)
Total stockholders’ equity	3,562	12,107
Total liabilities and stockholders’ equity	$52,248	$22,279

The accompanying notes are an integral part of these condensed consolidated financial statements.

ETERNA THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenue	$51	$-	$51	$-
Cost of revenues	120	-	170	-
Gross loss	(69)	-	(119)	-

Operating expenses:
Research and development	1,457	4,963	4,710	8,430
General and administrative	3,979	3,341	10,081	14,060
Acquisition of Exacis in-process research and development	-	-	460	-
Impairment of in-process research and development	-	-	-	5,990
Total operating expenses	5,436	8,304	15,251	28,480
Loss from operations	(5,505)	(8,304)	(15,370)	(28,480)

Other (expense) income, net:
Change in fair value of warrant liabilities	20	1,024	166	10,493
Change in fair value of contingent consideration	-	-	118	-
Loss on non-controlling investment	-	(21)	(59)	(932)
Other expense, net	(114)	(10)	(369)	(1,166)
Total other (expense) income, net	(94)	993	(144)	8,395
Loss before income taxes	(5,599)	(7,311)	(15,514)	(20,085)
Benefit (provision) for income taxes	8	(5)	(1)	(5)
Net loss	(5,591)	(7,316)	(15,515)	(20,090)
Series A preferred stock dividend	-	-	(8)	(8)
Net loss attributable to common stockholders	$(5,591)	$(7,316)	$(15,523)	$(20,098)

Net loss per common share - basic and diluted	$(1.03)	$(2.49)	$(2.94)	$(7.04)
Weighted average shares outstanding - basic and diluted	5,410	2,941	5,281	2,855

The accompanying notes are an integral part of these condensed consolidated financial statements.

ETERNA THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three and nine months ended September 30, 2023 and 2022 (unaudited)
(in thousands)

	Series A Preferred Stock		Common Stock		Additional Paid- in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at July 1, 2023	156	$1	5,410	$27	$179,067	$(175,229)	$3,866
Issuance of warrants in connection with the July 2023 Financing, net of fees	-	-	-	-	5,113	-	5,113
Stock-based compensation	-	-	-	-	174	-	174
Net loss	-	-	-	-	-	(5,591)	(5,591)
Balances at September 30, 2023	156	$1	5,410	$27	$184,354	$(180,820)	$3,562

Balances at January 1, 2023	156	$1	5,127	$26	$177,377	$(165,297)	$12,107
Issuance of common stock in connection with Exacis asset acquisition	-	-	69	-	208	-	208
Issuance of common stock related to stock purchase agreement with Lincoln Park Capital Fund, LLC, net	-	-	214	1	579	-	580
Issuance of warrants in connection with the July 2023 Financing, net of fees	-	-	-	-	5,113	-	5,113
Cash dividends to Series A preferred stockholders	-	-	-	-	-	(8)	(8)
Stock-based compensation	-	-	-	-	1,077	-	1,077
Net loss	-	-	-	-	-	(15,515)	(15,515)
Balances at September 30, 2023	156	$1	5,410	$27	$184,354	$(180,820)	$3,562

Balances at July 1, 2022	156	$1	2,873	$14	$168,246	$(153,483)	$14,778
Issuance of common stock from vested restricted stock units	-	-	1	-	-	-	-
Issuance of common stock from exercise of pre-funded warrants	-	-	68	1	874	-	875
Stock-based compensation	-	-	-	-	476	-	476
Net loss	-	-	-	-	-	(7,316)	(7,316)
Balances at September 30, 2022	156	$1	2,942	$15	$169,596	$(160,799)	$8,813

Balances at January 1, 2022	156	$1	2,601	$13	$166,190	$(140,701)	$25,503
Issuance of common stock in connection with private offering	-	-	275	1	(1)	-	-
Issuance of common stock from vested restricted stock units	-	-	2	-	(5)	-	(5)
Forfeiture of unvested restricted stock	-	-	(4)	-	-	-	-
Issuance of common stock from exercise of pre-funded warrants	-	-	68	1	874	-	874
Cash dividends to Series A preferred stockholders	-	-	-	-	-	(8)	(8)
Stock-based compensation	-	-	-	-	2,538	-	2,539
Net loss	-	-	-	-	-	(20,090)	(20,090)
Balances at September 30, 2022	156	$1	2,942	$15	$169,596	$(160,799)	$8,813

The accompanying notes are an integral part of these condensed consolidated financial statements.

ETERNA THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the nine months ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(15,515)	$(20,090)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	62	144
Stock-based compensation	1,077	2,538
Commitment shares issued to Lincoln Park Capital, LLC	249	-
Loss on shares sold to Lincoln Park Capital, LLC	11	-
Amortization of right-of-use asset	580	267
Impairment of right-of-use-asset	-	772
Non-cash component of acquisition of Exacis in-process research and development	433	-
Impairment of in-process research and development	-	5,990
Loss on disposal of fixed assets	1	431
Gain on lease termination	-	(85)
Amortization of debt discount and debt issuance costs	52	-
Change in fair value of warrant liabilities	(166)	(10,493)
Change in fair value of contingent consideration liability	(118)	-
Loss on non-controlling investment	59	932
Changes in operating assets and liabilities:
Other receivables	(825)	(237)
Prepaid expenses and other current assets	340	(575)
Other non-current assets	(2,911)	(331)
Accounts payable and accrued expenses	1,212	1,376
Operating lease liability	795	(223)
Due to related party	(1,313)	3,393
Deferred revenue	599	-
Other liabilities	(369)	650
Net cash used in operating activities	(15,747)	(15,541)
Cash flows from investing activities:
Purchase of property and equipment	-	(276)
Proceeds from the sale of fixed assets	-	100
Net used in investing activities	-	(176)
Cash flows from financing activities:
Proceeds received from the July 2023 Financing	8,715	-
Fees paid related to the July 2023 Financing	(175)	-
Proceeds from sale of common stock pursuant to stock purchase agreement with Lincoln Park Capital Fund, LLC	320	-
Proceeds from issuance of common stock and warrants in connection with private offering	-	11,993
Issuance of common stock from exercise of pre-funded warrants	-	7
Payroll tax remitted on net share settlement of equity awards	-	(5)
Dividends paid to Series A preferred stockholders	(8)	(8)
Issuance of common stock from vested restricted stock units	-	-
Principal payments on finance leases	-	(1)
Net cash provided by financing activities	8,852	11,986
Net decrease in cash and cash equivalents	(6,895)	(3,731)
Cash, cash equivalents and restricted cash at beginning of period	15,541	16,985
Cash, cash equivalents and restricted cash at end of period	$8,646	$13,254

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$13	$25
Income taxes	$4	$8

Supplemental disclosure of non-cash investing and financing activities:
Contingent consideration for Exacis asset acquisition	$225	$-
Issuance of common stock for Exacis asset acquisition	$208	$-
Warrants issued in connection with the July 2023 Financing	$5,234	$-
Unpaid fees incurred in connection with the July 2023 Financing	$27	$-
Initial measurement of ROU assets	$34,410	$1,706
Initial measurement of lease liabilities	$34,170	$1,706
Conversion of warrant liability to equity	$-	$867
Initial measurement of finance lease liabilities	$-	$10

Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$4,551	$13,254
Restricted cash	4,095	-
Total Cash, cash equivalents and restricted cash at end of period	$8,646	$13,254

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

These condensed consolidated financial statements should be read together with the audited consolidated financial statements and notes thereto contained in Eterna’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on March 20, 2023 (the “2022 10-K”). The accompanying condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited financial statements contained in the 2022 10-K but does not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2023, or any other period.

Reclassifications

Certain reclassifications have been made to the Company’s prior year amounts to conform to the current year presentation.

2)	LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred significant operating losses and has an accumulated deficit as a result of its efforts to develop product candidates, including conducting clinical trials and providing general and administrative support for operations. As of September 30, 2023, the Company had an unrestricted cash balance of approximately $4.6 million and an accumulated deficit of approximately $180.8 million. For the three and nine months ended September 30, 2023, the Company incurred a net loss of $5.6 million and $15.5 million, respectively, and the Company used cash in operating activities of $15.7 million during the nine months ended September 30, 2023.

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

On April 5, 2023, the Company entered into a standby equity purchase agreement (the “SEPA”) and a registration rights agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park committed to purchase up to $10.0 million of the Company’s common stock in an “equity line” financing arrangement. During the nine months ended September 30, 2023, the Company issued and sold approximately 214,000 shares of common stock under the SEPA for gross proceeds of $0.3 million. The Company did not sell any shares under the SEPA for the three months ended September 30, 2023. See Note 15.

On July 14, 2023, the Company closed a financing with certain investors providing for the private placement to the investors of (i) approximately $8.7 million in aggregate principal convertible promissory notes (the “ Convertible Notes”) and (ii) warrants to purchase an aggregate of approximately 6.1 million shares of the Company’s common stock (the “Note Warrants,” and together with the Convertible Notes, the “July 2023 Financing”).  The Convertible Notes bear interest at 6% per annum, payable quarterly in arrears, and the Company may pay interest in cash or in-kind by increasing the outstanding principal amount of the Convertible Notes.  The Convertible Notes mature in July 2028 and can be converted into shares of the Company’s common stock at the option of the applicable investor.

In connection with preparing the accompanying condensed consolidated financial statements as of and for the three and nine months ended September 30, 2023, the Company’s management concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern because it does not expect to have sufficient cash or working capital resources to fund operations for the twelve-month period subsequent to the issuance date of these condensed consolidated financial statements. The Company will need to raise additional capital in addition to the July 2023 Financing, which could be through the remaining availability under the SEPA, public or private equity offerings, debt financings, strategic partnerships or other means. Other than the SEPA, the Company currently has no arrangements for such capital, and no assurances can be given that it will be able to raise such capital when needed, on acceptable terms, or at all.

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

In April 2023, the Company entered into an asset purchase agreement (the “Exacis Purchase Agreement”), together with Exacis Biotherapeutics Inc. (“Exacis”), the stockholders party thereto and, with respect to specified provisions therein, Factor Limited (the “Exacis Acquisition”). Pursuant to the Exacis Purchase Agreement, the Company acquired from Exacis substantially all of Exacis’ intellectual property assets (the “Exacis Assets”), including all of Exacis’ right, title and interest in and to an exclusive license agreement by and between Exacis and Factor Limited (the “Purchased License”).  The Company assumed none of Exacis’ liabilities, other than liabilities under the Purchased License that accrue subsequent to the closing date.

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

The Market Cap Contingent Consideration is indexed to or settled in the Company’s own shares.  As a result, the Company classified the Market Cap Contingent Consideration as a liability measured at fair value because the financial instrument embodies a conditional obligation (the Company would only issue the shares on the condition that the market capitalization thresholds are met), and at inception, the monetary value of the obligation is based solely on a fixed monetary amount ($2.0 million of shares for each target), which will be settleable with a variable number of the Company’s shares.  The Company used a Monte Carlo simulation model to estimate the fair value of the Market Cap Contingent Consideration as of the acquisition date using the following assumptions:

Stock price	$3.00
Risk-free rate	3.58%
Volatility	100%
Dividend yield	0%
Expected term	3.0 years

The License Contingent Consideration is to be settled in cash and is generally recognized when the liability is probable and estimable.  As of the acquisition date and as of September 30, 2023, the Company concluded that paying the License Contingent Consideration was not probable or estimable.  Therefore, there was no applicable contingent consideration liability recognized.

The table below shows the total fair value of the consideration paid for the Exacis Assets (in thousands).

Fair Value of Consideration
Shares issued	$208
Contingent consideration	225
Direct costs	27
Total fair value	$460

The Company allocated 100% of the fair value of the consideration to the Purchased License, which the Company determined is an in-process research and development (“IPR&D”) asset.  IPR&D assets acquired through an asset purchase that have no alternative future uses and no separate economic values from their original intended purpose are expensed in the period the cost is incurred.  As a result, the Company expensed the fair value of the Purchased License during the nine months ended September 30, 2023.

4)	CONTRACT WITH CUSTOMER

On February 21, 2023, the Company and Lineage Cell Therapeutics, Inc. (“Lineage”) entered into an exclusive option and license agreement (the “Agreement”), which provided Lineage with the option (the “Option Right”) to obtain an exclusive sublicense to certain related technology for preclinical, clinical and commercial purposes, which would permit Lineage to further sublicense such intellectual property, subject to payment of certain sublicense royalty fees. Lineage paid the Company a $0.3 million non-refundable up-front payment (the “Option Fee”) for the Option Right.

Under the Agreement, Lineage could also request that the Company develop for, and deliver to, Lineage certain induced pluripotent stem cell lines, which Lineage would use to evaluate the possible development of cell transplant therapies for treatment of diseases of the central nervous system in humans, excluding certain indications.  Lineage had until August 22, 2023 to request that the Company develop the customized cell line, at which point, the Company would be entitled to certain cell line customization fees.

Upon Lineage’s request for the Company to develop the customized cell line, Lineage would then have six months from delivery to Lineage of such induced pluripotent stem cell lines to exercise the Option Right and obtain the sublicense. If Lineage obtains the sublicense, the Company would be entitled to receive additional license fees, including milestone payments and royalties.

The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers (“ASC 606”), which requires the Company to perform the following five steps in order to recognize revenue:

1.	Identify the contract with a customer;
2.	Identify the performance obligations in the contracts;
3.	Determine the transaction price;
4.	Allocate the transaction price to the performance obligations; and
5.	Recognize revenue when (or as) the performance obligations are satisfied.

Pursuant to ASC 606 the Company determined that the Option Right was an unexercised right held by Lineage under the Agreement at contract inception, as the cell line customization activities and the sublicense were optional purchases at contract inception. These optional purchases of goods and services would be treated as separate contracts if and when Lineage determines that it will make such purchases. Therefore, 100% of the Option Fee was allocated to the Option Right.  The Option Fee will remain in deferred revenue until such time that Lineage enters into the sublicense or when the Option Right expires.

On August 21, 2023, Lineage requested that the Company begin developing certain induced pluripotent stem cell lines in exchange for a fixed fee, subject to certain constraints as discussed further below.  Also on August 21, 2023, the Company and Lineage entered into an amendment of the Agreement, which provided for changes specifically related to the cell line customization activities such as (i) payment terms, (ii) certain definitions, (iii) certain courses of action if the customized cell line selected by Lineage is not successful and (iv) documentation requirements.

As previously concluded, the Option Right and the cell line customization activities are accounted for as separate contracts, and the Company has determined that the amended terms discussed above represent a modification to the cell line customization contract.  Because there were no goods or services transferred to Lineage before entering into the amendment, and therefore, no previously recognized revenue, there was no catch-up adjustment to revenue required during the three and nine months ended September 30, 2023.

Lineage will make payments to the Company for the cell line customization activities over the development period. During the three months ended September 30, 2023, the Company received an initial payment of $0.4 million to commence the cell line customization activities, per the amended payment terms. The Company will only earn the remaining full amount of the cell line customization fee if it makes certain progress towards delivery of the customized cell line.  The Company estimates the amount of consideration it expects to recognize as revenue that is not probable of having a significant reversal of such recognized revenue, and it places a constraint on the remaining contractual consideration. The Company has determined that $0.4 million of consideration could be recognized without the probability of being reversed, and it has placed a constraint on the remaining contractual customization fee.  The $0.4 million is being recognized equally over ten months (which is the expected development period), as the level of effort to perform the services is happening at the same rate over time.  As it becomes evident that the constrained amounts are no longer at risk of a significant reversal of revenue, the Company will remove the constraint from the related revenue and recognize a cumulative catch-up adjustment to revenue in the period in which the constraint was removed, with the remaining unconstrained revenue being recognized over the remaining development time.  For the three and nine months ended September 30, 2023, the Company recognized less than $0.1 million of revenue for the customization activities.

The granting of the license that the Company may provide to Lineage if Lineage exercises the Option Right is not considered a performance obligation at this time, as it is an optional request that the customer may make in the future and will be accounted for as a separate contract when the customer exercises the Option Right.

The Company recognizes direct labor and supplies used in the customization activities as incurred and are recorded as a cost of revenue.  As provided for in the Exclusive Factor License Agreement discussed in Note 9, the Company is obligated to pay Factor Limited 20% of any amounts the Company receives from a customer that is related to the licensed technology under the Exclusive Factor License Agreement, which is also recorded as a cost of revenue.

5)	JULY 2023 FINANCING

On July 14, 2023, the Company completed the July 2023 Financing, which provided for the issuance of approximately $8.7 million in aggregate principal amount of Convertible Notes and the issuance of the Note Warrants to purchase an aggregate of approximately 6.1 million shares of common stock. The Company recognized approximately $0.2 million in fees associated with the transaction.

The Convertible Notes bear interest at 6% per annum, payable quarterly in arrears.  At the Company’s election, it may pay interest either in cash or in-kind by increasing the outstanding principal amount of the Convertible Notes.  The Convertible Notes mature on July 14, 2028, unless earlier converted or repurchased.  The Company may not redeem the Convertible Notes at its option prior to maturity.

At the option of the investors, the Convertible Notes may be converted from time-to-time in whole or in part into shares of common stock at an initial conversion rate of $2.86 per share, subject to customary adjustments for stock splits, stock dividends, recapitalization and the like. As of September 30, 2023, there were no Convertible Notes that were converted into shares of common stock.

The Convertible Notes do not contain any ratchet or other financial antidilution provisions.  The Convertible Notes purchased by the investors contain conversion limitations, providing that no conversion may be made if the aggregate number of shares of common stock beneficially owned by the holder thereof would exceed 4.99%, 9.99% or 19.99% immediately after conversion thereof, subject to certain increases not in excess of either 9.99% or 19.99% at the option of such holder.

The Convertible Notes provide for customary events of default which include (subject in certain cases to customary grace and cure periods), among others, the following: nonpayment of principal or interest, breach of covenants or other agreements in the Convertible Notes; the occurrence of a material adverse effect event (as defined in the related securities purchase agreement) and certain events of bankruptcy. Generally, if an event of default occurs and is continuing under the Convertible Notes, the holder thereof may require the Company to repurchase some or all of their Convertible Notes at a repurchase price equal to 100% of the principal amount of the Convertible Notes being repurchased, plus accrued and unpaid interest thereon.

The Note Warrants are immediately exercisable, have an exercise price of $2.61 per share, expire five years following the date of issuance and are subject to customary adjustments. The Note Warrants purchased by the investors contain a provision pursuant to which such Note Warrants may not be exercised if the aggregate number of shares of common stock beneficially owned by the holder thereof would exceed 4.99%, 9.99% or 19.99% immediately after exercise thereof, subject to certain increases not in excess of either 9.99% or 19.99% at the option of such holder.

The Company determined that there were no embedded derivatives within the Convertible Notes that required bifurcation from the host agreement.  The Company allocated the gross proceeds received and the fees incurred over the Convertible Notes and the Note Warrants based on their relative fair values.  For purposes of the allocation, the Company used an estimated fair value of $8.7 million for the Convertible Notes based off of a valuation performed by a third-party specialist. The fair value of the Note Warrants, which qualified for equity classification, was approximately $13.1 million using the Black-Scholes pricing model as of the transaction date of July 14, 2023.  As a result, the Company allocated approximately $5.2 million in proceeds and approximately $0.1 million in fees to the Note Warrants and a corresponding reduction in the carrying value of the Convertible Notes for the debt discount and debt issuance costs, both of which are amortized as a component of interest expense, based on the effective interest rate method, over the contractual terms of the Convertible Notes.

As of September 30, 2023, the outstanding principal of the Convertible Notes was $8.7 million, and the unamortized balance of the debt discount and debt issuance costs was $5.2 million.  The Company accrued approximately $0.1 million in interest expense related to the Convertible Notes, which is recorded in accrued expenses in the accompanying condensed consolidated balance sheet.  For both the three and nine months ended September 30, 2023, the Company recognized approximately $0.2 million in interest expense, which is included in other expense, net in the accompanying condensed consolidated statement of operations. The interest expense related to the Convertible Notes includes approximately $0.1 million for the amortization of the debt discount and debt issuance costs.

6)	LEASES

The Company currently has operating leases for office and laboratory space in New York, New York, Cambridge, Massachusetts and Somerville, Massachusetts, which expire in 2026, 2028, and 2033, respectively.

During the second quarter of 2022, the Company determined to consolidate its research and development efforts in Cambridge, Massachusetts and sublease its San Diego lab and office space.  As a result, the Company recognized an impairment charge of approximately $0.8 million on the San Diego Lease ROU asset during the nine months ended September 30, 2022.  In November 2022, the Company entered into a lease termination agreement, effective January 31, 2023; and as of September 30, 2023, there was no lease liability or ROU asset balances remaining for the San Diego lease.

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

Rental payments for the Sublease will begin on November 29, 2023. The Company will pay base rent of approximately $0.5 million per month during the first year of the term, which will increase 3% per year thereafter.  The Company will also make monthly payments for parking, which are based on market rates that can change from time to time, as well as pay its share of traditional lease expenses, including certain taxes, operating expenses and utilities.

Pursuant to the Sublease, the Company paid the Sublessor a security deposit in the form of a letter of credit in the amount of approximately $4.1 million. Provided there are no events of default by the Company under the Sublease, the letter of credit will be reduced on an incremental basis throughout the Term.

The Sublessor has agreed to provide the Company with a tenant improvement allowance (“TIA”) of $190 per rentable square foot, or $8.6 million.  Tenant improvements to the Premises in excess of this amount, if any, will be at the Company’s own cost.  It is anticipated that the construction will be substantially complete by [the end of 2023].

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

The Company measured the lease liability and corresponding ROU asset for the Somerville Sublease as of June 21, 2023, which includes lease payments the Company must make over the ten-year lease term.  The Company did not include the option to extend the lease for an additional five years in the initial measurement because the Company was not reasonably certain as of June 21, 2023 that it would exercise its right to extend the lease term. As a result, the Company recorded a lease liability of $34.2 million, which includes $0.6 million for the incremental amount above the TIA that the Company expects to pay for Sublessor/Lessor owned assets, and a corresponding ROU asset of $34.4 million as of June 30, 2023.  As of September 30, 2023, the Company has recorded approximately $1.1 million as other receivables in the condensed consolidated balance sheet for amounts submitted for reimbursement under the TIA for Sublessor/Lessor owned assets and approximately $3.5 million recorded in other current assets in the condensed consolidated balance sheet for amounts paid by the Company but not yet submitted for reimbursement of Sublessor/Lessor owned assets.

For the three and nine months ended September 30, 2023 and 2022, the net operating lease expenses were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Operating lease expense	$1,623	$143	$1,758	$476
Sublease income	(21)	(21)	(63)	(63)
Variable lease expense	6	60	18	113
Total lease expense	$1,608	$182	$1,713	$526

The tables below show the beginning balances of the operating ROU assets and lease liabilities as of January 1, 2023 and the ending balances as of September 30, 2023, including the changes during the period (in thousands).

Operating Lease ROU Assets

Operating lease ROU assets at January 1, 2023	$1,030
Recognition of ROU asset for Somerville Sublease	34,410
Amortization of operating lease ROU assets	(580)
Operating lease ROU assets at September 30, 2023	$34,860

Operating Lease Liabilities
Operating lease liabilities at January 1, 2023	$1,182
Recognition of lease liability for Somerville Sublease	34,169
Accretion of interest for Somerville Sublease	1,055
Principal payments on operating lease liabilties	(259)
Operating lease liabilities at September 30, 2023	36,147
Less non-current portion	34,998
Current portion at September 30, 2023	$1,149

As of September 30, 2023, the Company’s operating leases had a weighted-average remaining life of 10.0 years with a weighted-average discount rate of 12.6%.  The maturities of the operating lease liabilities are as follows (in thousands):

As of September 30, 2023
2023	$932
2024	5,947
2025	6,065
2026	6,227
2027	6,298
Thereafter	40,224
Total payments	65,693
Less imputed interest	(29,546)
Total operating lease liabilities	$36,147

7)	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following tables summarize the liabilities that are measured at fair value as of September 30, 2023 and December 31, 2022 (in thousands):

Description	Level	September 30, 2023	December 31, 2022
Liabilities:
Warrant liabilities - Common Warrants	3	$165	$331
Market Cap Contingent Consideration	3	$107	$-

The Company uses a Black-Scholes option pricing model to estimate the fair value of its warrant liabilities and a Monte Carlo simulation model to estimate the fair value of the Market Cap Contingent Consideration, both of which are considered a Level 3 fair value measurement. The Company remeasures the fair value of the warrant liabilities and the Market Cap Contingent Consideration at each reporting period and changes in the fair values are recognized in the statement of operations.

Certain inputs used in Black-Scholes, and Monte Carlo models may fluctuate in future periods based upon factors that are outside of the Company’s control.  A significant change in one or more of these inputs used in the calculation of the fair value may cause a significant change to the fair value of the Company’s warrant liabilities or contingent consideration liabilities, which could also result in material non-cash gains or losses being reported in the Company’s consolidated statement of operations.

The following table presents the changes liabilities measured at fair value from January 1, 2023, or from the initial measurement date if later than January 1, 2023, through September 30, 2023 (in thousands):

	Warrant Liabilities	Contingent Consideration

Fair value at January 1, 2023	$331	$-
Initial measurement	-	225
Change in fair value	(166)	(118)
Fair value at September 30, 2023	$165	$107

The Company assessed the fair value of the Market Cap Contingent Consideration at September 30, 2023 and determined that there were no material changes to the inputs used in the June 30, 2023 remeasurement that would have resulted in a material change to the liability at September 30, 2023.  Therefore, the Company did not recognize a change in the fair value of the Market Cap Contingent Consideration for the three months ended September 30, 2023.

The table below is provided for comparative purposes only and presents information about the fair value of the Company’s Convertible Notes relative to the carrying values recognized in the condensed consolidated balance sheet as of September 30, 2023 (in thousands).  The Company did not have the Convertible Notes as of December 31, 2022.

	September 30, 2023
	Carrying Value	Fair Value

Convertible Notes	$8,715	$9,114

The Company assesses the fair value of the Convertible Notes using a binomial model, which is considered a Level 3 measurement.

8)	GOODWILL

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

As of September 30, 2023, the Company performed a qualitative assessment to determine whether it was more likely than not that the fair value of the entity is less than its carrying value of goodwill. Such qualitative factors included macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant events. As a result of the decline in the Company’s stock price from $2.26 per share as of June 30, 2023 to $2.18 per share as of September 30, 2023, the Company determined that there were indications of impairment. Accordingly, the Company proceeded to the first step in the quantitative assessment of impairment and determined that the fair value of the reporting unit exceeded the carrying amount of goodwill, and therefore, the goodwill was not impaired as of September 30, 2023.

9)	RELATED PARTY TRANSACTIONS

Agreements with Factor Bioscience Inc. and Affiliates

As of September 30, 2023, the agreements below were in place related to Factor Bioscience Inc. (including its affiliates, “Factor Bioscience”) and Dr. Matthew Angel. These agreements have been deemed related party transactions, as the Company’s Chief Executive Officer, Dr. Matthew Angel, is also the Chairman and Chief Executive Officer of Factor Bioscience and a Director of Factor Limited.

In September 2022, the Company entered into a Master Services Agreement (the “MSA”) with Factor Bioscience, pursuant to which Factor Bioscience agreed to provide services to the Company as agreed between the Company and Factor Bioscience and as set forth in one or more work orders under the MSA, including the first work order included in the MSA (“WO1”). Under WO1, Factor Bioscience agreed to provide the Company with mRNA cell engineering research support services, including access to certain facilities, equipment, materials and training, and the Company agreed to pay Factor Bioscience an initial fee of $5.0 million, payable in twelve equal monthly installments of approximately $0.4 million. Of the $5.0 million, the Company allocated $3.5 million to the License Fee Obligation (as defined below). Following the initial 12-month period, the Company agreed to continue paying Factor Bioscience the monthly fee of $0.4 million until such time as WO1 is terminated. Upon entering into the MSA, the Company paid a deposit of $0.4 million, which will be applied to the last month of WO1.

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

Because the License Fee Obligation was conditionally waived until such amount has been paid under the MSA, the Company recorded a liability of $3.5 million. As of September 30, 2023, there was approximately $1.6 million of the unamortized License Fee Obligation remaining, which is recorded on the accompanying condensed consolidated balance sheet in the “due to related party” line items.

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

In September 2022, Novellus and Eterna entered into a Second Amendment to the Limited Waiver and Assignment Agreement (the “Waiver and Assignment Agreement”) with Drs. Matthew Angel and Christopher Rohde (the “Founders”) whereby the Company agreed to be responsible for all future, reasonable and substantiated legal fees, costs, settlements and judgments incurred by the Founders, the Company or Novellus for certain claims and actions and any pending or future litigation brought against the Founders, Novellus and/or the Company by or on behalf of the Westman and Sowyrda legal matters described in Note 11 (the “Covered Claims”).  The Founders will continue to be solely responsible for any payments made to satisfy a judgement or settlement of any pending or future wage act claims.  Under the Waiver and Assignment Agreement, the Founders agreed that they are not entitled to, and waived any right to, indemnification or advancement of past, present or future legal fees, costs, judgments, settlement or other liabilities they may have been entitled to receive from the Company or Novellus in respect of the Covered Claims. The Company and the Founders will share in any recoveries up to the point at which the parties have been fully compensated for legal fees, costs and expenses incurred, with the Company retaining any excess recoveries. The Company has the sole authority to direct and control the prosecution, defense and settlement of the Covered Claims.

Exacis Asset Acquisition

On April 26, 2023, the Company entered into the Exacis Purchase Agreement to acquire the Exacis Assets, including all of Exacis’ right, title and interest in the Purchased License. The Company assumed none of Exacis’ liabilities, other than liabilities under the Purchased License that accrue subsequent to the closing date. See Note 3.

The Exacis Acquisition was deemed a related party transaction because Dr. Gregory Fiore, who was the Chief Executive Officer of Exacis, was also a member of the Company’s board of directors at the time of the Exacis Acquisition.  Additionally, Dr. Angel was Chairman of Exacis’ scientific advisory board, he is the co-founder, President, CEO, and a director of Factor Bioscience Inc., which is the parent of Factor Limited and a wholly owned subsidiary of Factor Bioscience LLC, the latter of which is the majority stockholder of Exacis.

Consulting Agreement with Dr. Fiore

In May 2023, the Company entered into a consulting agreement with Dr. Fiore, a former director of the Company, whereby Dr. Fiore agreed to provide business development consulting services to the Company for a monthly retainer of $20,000. The consulting agreement was terminable for any reason by either party upon 15 days’ written notice, and the Company terminated the consulting agreement, effective July 31, 2023.

July 2023 Financing

On July 14, 2023, the Company closed the July 2023 Financing.  Brant Binder, Richard Wagner Charles Cherington and Nicholas Singer, who were former directors of the Company, participated in the July 2023 Financing under the same terms and subject to the same conditions as all the other purchasers.  See Note 5.

10)	ACCRUED EXPENSES

Accrued expenses at September 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Buildout costs for Somerville facility	$3,249	$-
Legal fees and settlements	771	1,138
Clinical	95	570
Professional fees	203	333
Accrued compensation	121	1,065
Other	580	520
Total accrued expenses	$5,019	$3,626

The $3.2 million shown above for the Somerville buildout costs will be subject to the TIA reimbursement described in Note 6 once such amount has been paid by the Company.

11)	COMMITMENTS AND CONTINGENCIES

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

On November 15, 2022, prior to a decision on Westman’s and Sowyrda’s motion to compel or stay, the Parties agreed to voluntarily dismiss and consolidate the Delaware Actions with this action.  On December 15, 2022, Sowyrda filed an Amended Answer to the Amended Complaint, asserted affirmative defenses and filed Amended Counterclaims against Dr. Angel, Dr. Rohde, Novellus LLC, Novellus Inc., Factor Bioscience Inc., and Eterna Therapeutics Inc. (“Counterclaim Defendants”) alleging against various Counterclaim Defendants breach of contract, breaches of the implied duty of good faith and fair dealing, breaches of fiduciary duty, breaches of the operating agreement, aiding and abetting breaches of fiduciary duty, tortious interference with contract, equitable accounting, violations of the Massachusetts Wage Act, Massachusetts Minimum Fair Wage Law, the Fair Labor Standards Act, unjust enrichment, and quantum meruit.  Also on December 15, 2022, Westman filed an answer to the Amended Complaint and asserted similar counterclaims against the same Counterclaim Defendants.  Westman and Sowyrda each asserted claims for indemnification and/or advancement against Novellus, Inc.  On January 11, 2023, Westman and Sowyrda served a joint motion to enforce their advancement and/or indemnification rights against Novellus Inc.  Novellus Inc. vigorously opposes this motion and served its opposition on January 27, 2023.  On February 8, 2023, Westman and Sowyrda served a reply in support of their motion to enforce indemnification/advancement rights, and submitted the motion to the Court.  Novellus Inc. answered Westman and Sowyrda’s counterclaims on January 27, 2023, denying liability.  The remaining Counterclaim Defendants served a motion to dismiss most of the remaining counterclaims on January 27, 2023.  The Court entered an order granting the Counterclaim Defendants’ motion to dismiss and denying Sowyrda and Westman’s motion to enforce on June 15, 2023.  The Court’s order dismissed all of Westman’s claims against Counterclaim Defendants except his claim for indemnification, and all of Sowyrda’s claims except his claim for indemnification and his employment-related claims, which Counterclaim Defendants did not move to dismiss.  On July 6, 2023, Westman and Sowyrda filed a petition for interlocutory review with a single justice of the Massachusetts Appeals Court, seeking to overturn the judge’s decision granting the Counterclaim Defendants’ motion to dismiss most of the remaining counterclaims, but not the decision denying Westman and Sowyrda’s motion to enforce advancement rights. On July 25, 2023, the parties to the appeal filed a joint motion to the single justice in the appellate court to stay the appeal to allow for amended counterclaims to be filed by Counterclaim Plaintiffs and a motion to dismiss to be filed by Counterclaim Defendants.  Counterclaim Plaintiffs filed an initial set of amended counterclaims on August 15, 2023.  Counterclaim Plaintiffs amended and refiled their amended counterclaims on September 29, 2023.  Counterclaim Defendants served their motion to dismiss all of the amended counterclaims, except for Sowyrda’s employment-related claims, on October 13, 2023.

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

On July 31, 2023, eTheRNA Immunotherapies NV and eTheRNA Inc. filed a complaint in court against Eterna Therapeutics Inc. alleging the following claims: (1) federal trademark infringement; (2) federal unfair competition; (3) Massachusetts state common law trademark infringement; (4) Massachusetts state unfair competition.  Service of process for the complaint was completed on August 1, 2023. At this stage in the litigation, the Company is not able to predict the probability of a favorable or unfavorable outcome.

Licensing Agreements

On February 20, 2023, the Company and Factor Limited entered into the Exclusive Factor License Agreement, which terminated and superseded the Original Factor License Agreement.  On July 12, 2023, the Company and Factor Limited entered into the Exclusive License Agreement Amendment. See Note 9 for details of these agreements.

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

12)	STOCK-BASED COMPENSATION

Stock Options

During the three and nine months ended September 30, 2023 and 2022, the Company granted the following stock options (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Stock options granted	-	188	237	287

The Company recognizes stock-based compensation expense for stock options granted to employees, directors and certain consultants. The Company estimates the fair value of stock options using the Black-Scholes option pricing model. The fair value of stock options granted is recognized as expense over the requisite service period on a straight-lined basis.

The following weighted-average assumptions were used for stock options granted during the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Weighted average risk-free rate	-	2.64%	3.82%	2.54%
Weighted average volatility	-	89.80%	95.15%	91.20%
Dividend yield	-	0%	0%	0%
Expected term	-	5.73 years	5.44 years	5.30 years

The per-share weighted average grant-date fair value of stock options granted during the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Weighted average grant date fair value	-	$7.24	$2.99	$12.91

Vesting of all stock option grants is subject to continuous service with the Company through such vesting dates.  As of September 30, 2023, there were approximately 510,000 stock options outstanding.

Restricted Stock Units

During the nine months ended September 30, 2022, the Company granted approximately 55,000 performance-based restricted stock units (“RSUs”), all of which were forfeited during 2022, as the applicable performance goals were not met. The Company did not grant any RSUs during the three months ended September 30, 2022 or during the three and nine months ended September 30, 2023.

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

In lieu of paying cash to satisfy withholding taxes due upon the settlement of vested RSUs, at the Company’s discretion, an employee may elect to have shares of common stock withheld that would otherwise be issued at settlement, the value of which is equal to the amount of withholding taxes payable. During each of the nine months ended September 30, 2023 and 2022, less than 1,000 RSUs vested.  No RSUs vested during either of the three months ended September 30, 2023 and 2022. As of September 30, 2023, there were approximately 1,000 RSUs outstanding.

Stock-Based Compensation Expense

For the three and nine months ended September 30, 2023 and 2022, the Company recognized stock-based compensation expense as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Research and development	$57	$183	$177	$1,075
General and administrative	117	293	900	1,463
Total	$174	$476	$1,077	$2,538

13)	WARRANTS

On March 9, 2022, in connection with a private placement of equity (the “March 2022 Private Placement”), the Company issued pre-funded warrants to purchase approximately 68,000 shares of common stock (the “Pre-Funded Warrants”) and warrants to purchase approximately 343,000 shares of common stock (the “Common Warrants”).

On July 12, 2022, the investor exercised its 68,000 Pre-Funded Warrants at an exercise price of $0.10 per share for an aggregate exercise price of approximately $7,000, in cash.  The Company reclassified approximately $0.7 million of the fair value of the exercised warrants as of the exercise date from warrant liabilities to equity.  Subsequent to the exercise, no Pre-Funded Warrants remained outstanding.

The Common Warrants have an exercise price of $38.20 per share, are currently exercisable, expire five-and-one-half years from the date of issuance and are subject to customary adjustments. The Common Warrants may not be exercised if the aggregate number of shares of common stock beneficially owned by the holder thereof would exceed 4.99% immediately after exercise thereof, subject to increase to 9.99% at the option of the holder.

The Common Warrants and Pre-Funded Warrants were accounted for as liabilities under ASC 815-40, as these warrants provide for a cashless settlement provision that does not meet the requirements of the indexation guidance under ASC 815-40.  These warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the statement of operations.  (See Note 7 for more information related to changes in fair value.)

The fair values of the Common Warrants and the Pre-Funded Warrants at the issuance date totaled $12.6 million in the aggregate, which was $0.6 million more than the subscription amount.  The excess $0.6 million represents an inducement to the investor to enter into the transaction and was recorded in warrant liabilities expense in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2022.

The Company incurred fees of approximately $1.0 million related to the March 2022 Private Placement, which were allocated to the fair value of the Common Warrants and the Pre-Funded Warrants and recorded in other expense, net on the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2022.

In connection with the closing of the July 2023 Financing on July 14, 2023, the Company issued the Note Warrants to purchase an aggregate of approximately 6.1 million shares of common stock. The Note Warrants purchased by the investors contain a provision pursuant to which such Note Warrants may not be exercised if the aggregate number of shares of common stock beneficially owned by the holder thereof would exceed 4.99%, 9.99% or 19.99% immediately after exercise thereof, subject to certain increases not in excess of either 9.99% or 19.99% at the option of such holder. (See Note 5 for more information related to the Note Warrants.)

As of September 30, 2023, the Company has the following warrants outstanding that were issued in connection with transactions discussed above as well as a private placement with other investors from November 2022:

	Warrants Outstanding (in thousands)	Exercise Price	Date Exerciseable	Expiration Date	Classification
Common Warrants	343	$38.20	September 9, 2022	September 9, 2027	Liability
November 2022 Warrants	4,370	$3.28	June 2, 2023	June 2, 2028	Equity
Note Warrants	6,094	$2.61	July 14, 2023	July 14, 2028	Equity
	10,807

As of September 30, 2023, the weighted average remaining contractual life of the warrants outstanding was 4.72 years and the weighted average exercise price was $4.01.

14)	NET LOSS PER SHARE

The Company calculates basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for participating securities.  The Company’s Convertible Notes contractually entitle the holders of such notes to participate in dividends but does not contractually require the holders to participate in the Company’s losses.  As such, the two-class method is not applicable during periods with a net loss.

Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding plus dilutive securities.  Shares of common stock issuable upon exercise, conversion or vesting of stock options, RSUs, warrants and the outstanding Series A convertible preferred stock are considered potential shares of common stock and are included in the calculation of diluted net loss per share using the treasury method when their effect is dilutive. The Company’s Convertible Notes outstanding are also considered potential shares of common stock and are included in the calculation of diluted net loss per share using the “if-converted” method, and the more dilutive of either the two-class method or the if-converted method is reported. Diluted net loss per share is the same as basic net loss per share for periods in which the effect of potentially dilutive shares of common stock is antidilutive.

The following table presents the amount of warrants, stock options, convertible preferred stock, Convertible Notes and RSUs that were excluded from the computation of diluted net loss per share of common stock for the three and nine months ended September 30, 2023 and 2022, as their effect was anti-dilutive (in thousands):

	Three and Nine months ended September 30,
	2023	2022
Warrants	10,807	343
Convertible Notes converted into common stock	3,087	-
Stock options	510	362
Preferred stock converted into common stock	12	2
RSUs	1	15
Total potential shares of common stock excluded from computation	14,417	722

15)	STANDBY EQUITY PURCHASE AGREEMENT

On April 5, 2023, the Company entered into the SEPA with Lincoln Park, pursuant to which Lincoln Park committed to purchase up to $10.0 million of the Company’s common stock, subject to the terms and conditions contained in the appliable agreements. Such sales of common stock by the Company, if any, are subject to certain limitations set forth in the SEPA, and may occur from time to time, at the Company’s sole discretion, over a period of up to 24-months, commencing April 25, 2025, which was the date on which each of the conditions to the Lincoln Park’s purchase obligations set forth in the purchase agreement were initially satisfied.  In consideration of Lincoln Park’s entry into the SEPA, the Company issued to Lincoln Park approximately 74,000 shares of common stock (the “Commitment Shares”).  The value of the Commitment Shares was recorded as a period expense and included in other expense, net, in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2023.

The Company evaluated the contract that includes the right to require Lincoln Park to purchase shares of common stock in the future (“put right”) considering the guidance in ASC 815-40, Derivatives and Hedging — Contracts on an Entity’s Own Equity and concluded that it is an equity-linked contract that does not qualify for equity classification, and therefore requires fair value accounting. The Company has analyzed the terms of the freestanding put right and has concluded that it has an immaterial value as of September 30, 2023.

During the nine months ended September 30, 2023, the Company had issued and sold 214,000 shares of common stock under the SEPA, including the 74,000 Commitment Shares, for gross proceeds of approximately $0.3 million. There were no shares sold under the SEPA during the three months ended September 30, 2023. As of September 30, 2023, there were approximately 2,860,000 shares remaining to be sold under the SEPA.

In connection with entry into the SEPA, the Company terminated its prior purchase agreements with Lincoln Park entered into during 2021.

16)	RECENT ACCOUNTING PRONOUNCEMENTS

There have been no recent Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (the “FASB”) that would apply to the Company since the ASUs disclosed in the 2022 10-K except for the following:

In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements – Codification Amendment in Response to the SEC’s Disclosure Update and Simplification Initiative. This ASU modified the disclosure and presentation requirements of a variety of codification topics by aligning them with the SEC’s regulations.  The amendments to the various topics should be applied prospectively, and the effective date will be determined for each individual disclosure based on the effective date of the SEC’s removal of the related disclosure.  If the SEC has not removed the applicable requirements from Regulation S-X or Regulation S-K by June 30, 2027, then this ASU will not become effective.  Early adoption is prohibited.  The Company does not expect the amendments in this ASU to have a material impact on the Company’s consolidated financial statements.

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

mRNA Delivery

Nucleic acids, such as mRNA, can be used to induce cells to express desired proteins, including proteins that are capable of re-writing genetic and epigenetic cellular programs. However, the plasma membrane surrounding cells normally protects cells from exogenous nucleic acids, preventing efficient uptake and protein translation. Delivery systems can be used to enhance the uptake of nucleic acids by cells.  Conventional delivery systems, such as lipid nanoparticle (“LNP”)-based delivery, often suffer from endosomal entrapment and toxicity, which can limit their therapeutic use.  Our mRNA delivery technology is designed to use a novel chemical substance that is designed to deliver nucleic acids, including mRNA, to cells both ex vivo and in vivo. Our nucleic acid delivery technology is also designed for ex vivo delivery of mRNA encoding gene-editing proteins and reprogramming factors, including to primary cells, insertion of exogenous sequences into genomic safe-harbor loci, and in vivo delivery of mRNA to the brain, eye, skin, and lung, which may be useful for the development of mRNA-based therapeutics.

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

Conventional gene-editing technologies typically employ plasmids or viruses to express gene-editing proteins, which can result in low-efficiency editing and unwanted mutagenesis when an exogenous nucleic acid fragment is inserted at random locations in the genome. Our mRNA gene-editing technology is instead designed to employ mRNA to express gene-editing proteins, which can potentially enable gene editing without unwanted insertional mutagenesis, because unlike conventional gene-editing technologies that employ viruses or DNA-based vectors, mRNA does not typically cause unwanted insertional mutagenesis. We believe the efficiency of our mRNA gene-editing technology has the potential to support development of product candidates that could create new therapeutic approaches. For example, we anticipate that our mRNA gene-editing technology can be used to generate allogeneic chimeric antigen receptor T-cell (“CAR-T”) therapies for the treatment of cancer. In such allogeneic CAR-T therapies, mRNA encoding gene-editing proteins would be used to inactivate the endogenous T-cell receptor to prevent therapeutic T-cells from causing graft-versus-host disease (“GvHD”). GvHD occurs when transplanted cells view the patient’s (i.e. the host’s) cells as a threat and attack the host’s cells. We expect that this same mechanism of action can generate allogeneic stem cell-derived therapies in which mRNA encoding gene-editing proteins could be used to inactivate one or more components of the human leukocyte antigen complex to render the cells immuno-nonreactive or “stealth,” which may be useful for the development of allogeneic cell-based therapies.

mRNA Cell Reprogramming

Our mRNA cell-reprogramming technology can generate clonal lines of pluripotent stem cells that can be expanded and differentiated into many desired cell types that may be useful for the development of regenerative cell therapies.

Conventional cell-reprogramming technologies (e.g., using Sendai virus or episomal vectors) can result in low efficiency reprogramming, can select for cells with abnormal growth characteristics, and can leave traces of the vector in reprogrammed cells. Our mRNA cell-reprogramming technology instead is designed to employ mRNA to express reprogramming factors, which can enable cell reprogramming without leaving traces of the vector in reprogrammed cells, because unlike conventional cell-reprogramming technologies that employ viruses or DNA-based vectors, mRNA does not typically leave traces of the vector in reprogrammed cells.

 Recent Developments

Private Placement of Convertible Notes and Warrants

On July 13, 2023, we entered into a purchase agreement with certain purchasers for the private placement of $8.7 million in aggregate principal amount of convertible notes (the “Convertible Notes”) and the issuance of the warrants (the “Note Warrants” and together with the Convertible Notes, the “July 2023 Financing”) to purchase an aggregate of approximately 6.1 million shares of Common Stock.  The July 2023 Financing closed on July 14, 2023 (the “Closing Date”), and we are using the net proceeds from the transaction for general working capital purposes.

The Convertible Notes bear interest at 6% per annum, payable quarterly in arrears.  At our election, we may pay interest either in cash or in-kind by increasing the outstanding principal amount of the Convertible Notes.  The Convertible Notes mature on July 14, 2028, unless earlier converted or repurchased.  We may not redeem the Convertible Notes at our option prior to maturity.

At the option of the holders, the Convertible Notes may be converted from time-to-time in whole or in part into shares of common stock at an initial conversion rate of $2.86 per share, subject to customary adjustments for stock splits, stock dividends, recapitalization and the like.

The Convertible Notes do not contain any ratchet or other financial antidilution provisions.  The Convertible Notes purchased by the Purchasers contain conversion limitations, providing that no conversion may be made if the aggregate number of shares of common stock beneficially owned by the holder thereof would exceed 4.99%, 9.99% or 19.99% immediately after conversion thereof, subject to certain increases not in excess of either 9.99% or 19.99% at the option of such holder.

The Convertible Notes provide for customary events of default (subject in certain cases to customary grace and cure periods), which include, among others, the following: nonpayment of principal or interest; breach of covenants or other agreements in the Convertible Notes; the occurrence of a material adverse effect event and certain events of bankruptcy. Generally, if an event of default occurs and is continuing under the Convertible Notes, the holder thereof may require us to repurchase some or all of their Convertible Notes at a repurchase price equal to 100% of the principal amount of the Convertible Notes being repurchased, plus accrued and unpaid interest thereon.

The Note Warrants are immediately exercisable, have an exercise price of $2.61 per share, expire five years following the Closing Date and are subject to customary adjustments. The Note Warrants purchased by the Purchasers contain a provision pursuant to which such Note Warrants may not be exercised if the aggregate number of shares of Common Stock beneficially owned by the holder thereof would exceed 4.99%, 9.99% or 19.99% immediately after exercise thereof, subject to certain increases not in excess of either 9.99% or 19.99% at the option of such holder.

Basis of Presentation

Revenues

We are a pre-clinical stage company and have had no revenues from product sales to date. We will not have revenues from product sales until such time as we receive regulatory approval of our product candidates and successfully commercialize our products.

In February 2023, we entered into an exclusive option and license agreement (the “Agreement” with Lineage Cell Therapeutics, Inc. (“Lineage”), which provided Lineage with the option (the “Option Right”) to obtain an exclusive sublicense to certain related technology for preclinical, clinical and commercial purposes, which would permit Lineage to further sublicense such intellectual property, subject to payment of certain sublicense royalty fees. Lineage paid us a $0.3 million non-refundable up-front payment (the “Option Fee”) for the Option Right.

Under the Agreement, Lineage could also request that we develop for, and deliver to, Lineage certain induced pluripotent stem cell lines, which Lineage would use to evaluate the possible development of cell transplant therapies for treatment of diseases of the central nervous system in humans, excluding certain indications.  Lineage had until August 22, 2023 to request that we develop the customized cell line, at which point, we would be entitled to certain cell line customization fees.

Upon Lineage’s request for us to develop the customized cell line, Lineage would then have six months from delivery to Lineage of such induced pluripotent stem cell lines to exercise the Option Right and obtain the sublicense. If Lineage obtains the sublicense, we would be entitled to receive additional license fees, including milestone payments and royalties.

On August 21, 2023, we entered into an amendment of the Agreement with Lineage, which provided for changes specifically related to the cell line customization activities such as (i) payment terms, (ii) certain definitions, (iii) certain courses of action if the customized cell line selected by Lineage is not successful and (iv) documentation requirements.

Also on August 21, 2023, Lineage requested that we begin developing certain induced pluripotent stem cell lines in exchange for a cell line customization fee. This agreement could also include additional licensing revenues at Lineage’s discretion.  There can be no assurances that we will recognize such additional revenues or that we will enter into other agreements with customers in the future.  For additional information, see Note 5 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

License Costs

We recognize certain license costs payable to Factor Limited under the Exclusive Factor License Agreement in connection with contracts with customers.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2023 and 2022

	Three months ended September 30,			Nine months ended September 30,
(In thousands)	2023	2022	Change	2023	2022	Change
Revenue	$51	$-	$-	$51	$-	$-
Cost of revenues	120	-	80	170	-	130
Gross loss	(69)	-	(80)	(119)	-	(130)

Operating expenses:
Research and development	1,457	4,963	(3,463)	4,710	8,430	(3,677)
General and administrative	3,979	3,341	642	10,081	14,060	(3,975)
Acquisition of Exacis in-process research and development	-	-	-	460	-	460
Impairment of in-process research and development	-	-	-	-	5,990	(5,990)
Total operating expenses	5,436	8,304	(2,821)	15,251	28,480	(13,182)
Loss from operations	(5,505)	(8,304)	2,741	(15,370)	(28,480)	13,052

Other (expense) income, net:
Change in fair value of warrant liabilities	20	1,024	(1,004)	166	10,493	(10,327)
Change in fair value of contingent consideration	-	-	-	118	-	118
Loss on non-controlling investment	-	(21)	21	(59)	(932)	873
Other expense, net	(114)	(10)	(104)	(369)	(1,166)	797
Total other (expense) income, net	(94)	993	(1,087)	(144)	8,395	(8,539)
Loss before income taxes	(5,599)	(7,311)	1,654	(15,514)	(20,085)	4,513

Benefit (provision) for income taxes	8	(5)	13	(1)	(5)	4
Net loss	$(5,591)	$(7,316)	$1,667	$(15,515)	$(20,090)	$4,517

Revenue

During the three and nine months ended September 30, 2023, we recognized revenue related to the cell line customization activities that we are performing for Lineage.  The agreement with Lineage was not in place during the three and nine months ended September 30, 2022.

Cost of Revenue

During the three and nine months ended September 30, 2023, our cost of revenues include direct labor and materials to perform the customization cell line activities, as well as royalty expense owed to Factor Limited in accordance with the Exclusive Factor License Agreement.  There were no comparable expenses for the three and nine months ended September 30, 2022.

Research and Development Expenses

	Three months ended September 30,
	2023	2022	Change
(in thousands)
MSA expense	$813	$3,699	$(2,886)
Payroll-related	134	735	(601)
Stock-based compensation	57	183	(126)
Professional fees	295	57	238
Other expenses, net	158	289	(131)
Total research and development expenses	$1,457	$4,963	$(3,506)

	Nine months ended September 30,
	2023	2022	Change
(in thousands)
Payroll-related	$504	$2,337	$(1,833)
MSA expense	2,438	3,699	(1,261)
Stock-based compensation	177	1,075	(898)
Professional fees	825	177	648
Other expenses, net	766	1,142	(376)
Total research and development expenses	$4,710	$8,430	$(3,720)

 Total research and development expenses decreased by approximately $3.5 million and $3.7 million for the three and nine months ended September 30, 2023, respectively, when compared to the three and nine months ended September 30, 2022.  The decrease was primarily related to a reduction in the MSA fees paid to Factor Bioscience, as the three and nine months ended September 30, 2022 included $3.5 million of expense allocated to the license, which has no alternative future use.  The research and development expenses incurred during the three and nine months ended September 30, 2023 also include a reduction in payroll expense and stock-based compensation expense due to employee terminations, offset by an increase in professional fees related to consulting activities when compared to the three and nine months ended September 30, 2022.

General and Administrative Expenses

	Three months ended September 30,
	2023	2022	Change
(in thousands)
Occupancy expense	$1,563	$189	$1,374
Professional fees	1,656	1,628	28
Insurance	209	528	(319)
Stock-based compensation	117	293	(176)
Payroll-related	254	424	(170)
Other expenses, net	180	279	(99)
Total general and administrative expenses	$3,979	$3,341	$638

	Nine months ended September 30,
	2023	2022	Change
(in thousands)
Payroll-related	$1,312	$2,706	$(1,394)
Professional fees	4,904	6,251	(1,347)
Impairment of ROU asset	-	772	(772)
Stock-based compensation	900	1,463	(563)
Insurance	936	1,422	(486)
Loss on disposal of fixed assets	1	431	(430)
Occupancy expense	1,606	541	1,065
Other expenses, net	422	474	(52)
Total general and administrative expenses	$10,081	$14,060	$(3,979)

Our general and administrative expenses increased by approximately $0.6 million for the three ended September 30, 2023 when compared to the three months ended September 30, 2022 primarily due to increased occupancy expense related to the Somerville sublease that began being incurred during the three months ended September 30, 2023, offset by decreases in payroll expenses and stock-based compensation expense resulting from lower headcount and decreases in insurance premiums.

Our general and administrative expenses decreased by approximately $4.0 million for the nine months ended September 30, 2023 when compared to the nine months ended September 30, 2022 due to decreases in payroll expenses and stock-based compensation expense resulting from lower headcount, a non-recurring impairment expense recognized during the nine months ended September 30, 2022 related to the ROU asset for our former San Diego facility lease, decreased professional fees resulting from less legal and consulting fees and a reduction in the loss on disposal of fixed assets.  These decreases were offset by increased occupancy expenses related to the Somerville sublease.

Acquisition of Exacis In-Process Research and Development

As discussed in Note 3 to the unaudited accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, we acquired from Exacis Biotherapeutics Inc. (“Exacis”) substantially all of Exacis’ intellectual property assets, including all of Exacis’ right, title and interest in and to an exclusive license agreement by and between Exacis and Factor Limited (the “Purchased License”).  The Purchased License was determined to be an IPR&D asset that has no alternative future use and no separate economic value from its original intended purpose, which is expensed in the period the cost is incurred.  As a result, we expensed the fair value of the Purchased License during the nine months ended September 30, 2023 of approximately $0.5 million.

Impairment of In-Process Research and Development

During the nine months ended September 30, 2022, we received the results from the INSPIRE phase 2 trial of IRX-2. The IRX-2 multi-cytokine biologic immunotherapy represents substantially all the fair value assigned to the technologies of IRX that we acquired in 2018. Despite outcomes that favored IRX-2 in certain predefined subgroups, the INSPIRE trial did not meet the primary endpoint of event-free survival at two years of follow up. Significant additional clinical development work would be required to advance IRX-2 in the form of additional Phase 2 and 3 studies to further evaluate the treatment effect of IRX-2 in patient subgroups and in combination with checkpoint inhibitor therapies.  Based on the totality of available information, we determined we would not further develop the IRX-2 product candidate and that the carrying value of the IPR&D asset was impaired.  Accordingly, we recognized a non-cash impairment charge of approximately $6.0 million during the nine months ended September 30, 2022, which reduced the value of this asset to zero.

Change in Fair Value of Warrant Liabilities

For the three and nine months ended September 30, 2023 and 2022, we recognized credits to expense related to the change in the fair value of warrant liabilities due to a decrease in the market price of our common stock.

Change in Fair Value of Contingent Consideration

On the closing date of the Exacis Acquisition, we recognized a contingent consideration liability of $0.2 million for future payments that may be payable to Exacis, which was included as part of the $0.5 million fair value of the Purchased License asset and expensed as IPR&D for the nine months ended September 30, 2023.  This contingent consideration liability is remeasured at each period end, and any change in the fair value of the contingent liability is recognized in the statement of operations.  As of September 30, 2023, we determined that the change in fair value for the contingent consideration liability from the June 30, 2023 remeasurement was immaterial, and therefore, we did not recognize a credit or expense for the three months ended September 30, 2023.  For the nine months ended September 30, 2023, we recognized expense related to the decrease in the fair value of the contingent consideration liability from the closing date.  There were no contingent consideration liabilities during the same periods in 2022.

Loss on Non-Controlling Investment

We account for our 25% non-controlling investment in NoveCite, Inc. (“NoveCite”) under the equity method.  We have not guaranteed any obligations of NoveCite, nor are we otherwise committed to providing further financial support for NoveCite.  Therefore, we only record 25% of NoveCite’s losses up to our investment carrying amount. As a result, we did not recognize additional losses related to NoveCite for the three months ended September 30, 2023.  For the nine months ended September 30, 2023, we recognized approximately $0.1 million of loss and for the three and nine months ended September 30, 2022, we recognized losses of approximately $21,000 and $0.9 million, respectively.

Other Expense, Net

	Three months ended September 30,
	2023	2022	Change
(in thousands)
Interest expense, net	(114)	(10)	(104)
Total other expense, net	$(114)	$(10)	$(104)

	Nine months ended September 30,
	2023	2022	Change
(in thousands)
PIPE transaction fees	$-	$(1,007)	$1,007
Liquidated damages	-	(240)	240
SEPA fees	(280)	-	(280)
Interest expense, net	(88)	(24)	(64)
Other income, net	(1)	105	(106)
Total other expense, net	$(369)	$(1,166)	$797

For the three months ended September 30, 2023, total other expense, net increased in expense by $0.1 million as a result of an increase in interest expense related to our Convertible Notes payable, which was offset by increased interest income on our cash balances when compared to the three months ended September 30, 2022.

For the nine months ended September 30, 2023, we recognized approximately $0.3 million related to a stand-by equity purchase agreement (the “SEPA”) with Lincoln Park Capital Fund LLC (“Lincoln Park”) for the commitment fees and other fees.  We also recognized interest expense related to the Convertible Notes, which was offset by interest income on our cash.  For the nine months ended September 30, 2022, we expensed fees associated with the March 2022 Private Placement, as all of the fees incurred were allocated to the warrants issued in connection with such transaction, and we accrued for a loss for the estimated liquidated damages we incurred as a result of not timely filing with the SEC our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022.

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

Liquidity and Capital Resources

At September 30, 2023, we had cash, cash equivalents and restricted cash of approximately $8.6 million, of which approximately $4.6 million was restricted cash, as discussed below.

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

In February 2023, we entered into the Lineage Agreement, pursuant to which we received a $0.3 million upfront, nonrefundable payment for an option right to obtain a sublicense of intellectual property from Factor Limited under the Exclusive Factor License Agreement.  As provided for in such agreement, in August 2023, Lineage requested that we develop certain customized cell line activities, and as a result, the Company received $0.4 million in an upfront, nonrefundable progress payment for the development activities.  If Lineage exercises its right to obtain the sublicense, then the Company is entitled to receive a license fee, milestone payments, royalties, and sublicense fees.

In April 2023, we entered into the SEPA, pursuant to which Lincoln Park committed to purchase up to $10.0 million of our common stock. Such sales of common stock by us, if any, are subject to certain conditions and limitations set forth in the SEPA, and may occur from time to time, at our sole discretion, over a period of up to 24 months, commencing April 25, 2025, which was the date on which each of the conditions to the Lincoln Park’s purchase obligations set forth in the SEPA were initially satisfied.  To date, we have issued and sold approximately 214,000 shares of our common stock to Lincoln Park, including the 74,000 commitment shares, and have received approximately $0.3 million in gross proceeds from such sales.

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

On July 14, 2023, we closed the July 2023 Financing of $8.7 million in aggregate principal amount of Convertible Notes and the issuance of the Note Warrants. We intend to use the net proceeds from the July 2023 Financing for general working capital purposes.

The Convertible Notes bear interest at 6% per annum, payable quarterly in arrears.  At our election, we may pay interest either in cash or in-kind by increasing the outstanding principal amount of the Convertible Notes.  The Convertible Notes mature on July 14, 2028, unless earlier converted or repurchased.  We may not redeem the Convertible Notes at our option prior to maturity.

At the option of the holders, the Convertible Notes may be converted from time-to-time in whole or in part into shares of common stock at an initial conversion rate of $2.86 per share, subject to customary adjustments for stock splits, stock dividends, recapitalization and the like.  As of September 30, 2023, no portion of the Convertible Notes have been converted to our common stock.

We have to date incurred operating losses, and we expect these losses to continue in the future as we further develop our product development programs and operate as a publicly traded company.  In the near-term, we intend to focus on licensing opportunities for our in-licensed technology, but there can be no assurance that we will enter into agreements with respect to such opportunities on such terms and within a timeframe necessary to satisfy our need for working capital.  While we are not presently pursuing product development, we may do so in the future, and current and potential licensing partners may seek to do so.  Developing product candidates, conducting clinical trials and commercializing products are expensive, and we would need to raise substantial additional funds if we were to pursue the development of one or more product candidates Based on our current financial condition and forecasts of available cash, we do not believe that we have sufficient funds to fund our operations for the next twelve months from the filing of the financial statements contained in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2023. We can provide no assurance that we will be able to satisfy our near- or long-term cash needs through licensing transactions, or that we will obtain any additional financing that we require in the future or, even if such financing is available, that it will be obtainable on terms acceptable to us. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Further, to the extent that we raise additional funds through collaborative arrangements, it may be necessary to relinquish some rights to our technologies or grant sublicenses on terms that are not favorable to us. If we are not able to secure additional funding when needed, we may have to delay the commercialization of our products or reduce the scope of or eliminate one or more research and development programs, either of which could have an adverse effect on our business.

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying condensed consolidated statements of cash flows, are summarized as follows:

	For the nine months ended September 30,
(in thousands)	2023	2022	Change
Cash (used in) provided by:
Operating activities	$(15,747)	$(15,541)	$(206)
Investing activities	-	(176)	176
Financing activities	8,852	11,986	(3,134)
Net decrease in cash and cash equivalents	$(6,895)	$(3,731)	$(3,164)

Net Cash Used in Operating Activities

The increase of approximately $0.2 million in cash used in operating activities for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, was primarily due to an increase in cash used in operating assets and liabilities of $6.5 million, primarily related to MSA fees, insurance premiums and accrued severance payments.  This $6.5 million increase in cash used in operating activities for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, was offset by a decrease in net loss of approximately $6.3 million, after giving effect to adjustments made for non-cash transactions.

Net Cash Used in Investing Activities

The decrease of $0.2 million in cash used in investing activities during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, was primarily related to a decrease in the purchase of capitalized equipment as well as a decrease in the sale of fixed assets.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2023 includes approximately $8.5 million in net proceeds from the July 2023 Financing that closed in July 2023 and proceeds of approximately $0.3 million received under the SEPA with Lincoln Park.  For the nine months ended September 30, 2022, net cash provided by financing activities included approximately $12.0 million related to proceeds received in connection with the March 2022 Private Placement.

Critical Accounting Estimates

There were no significant changes in our critical accounting estimates during the three and nine months ended September 30, 2023 from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the 2022 10-K, except as follows.

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

Recent Accounting Pronouncements

There have been no recent Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board that would apply to us since the ASUs disclosed in the 2022 10-K except for the following:

In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements – Codification Amendment in Response to the SEC’s Disclosure Update and Simplification Initiative. This ASU modified the disclosure and presentation requirements of a variety of codification topics by aligning them with the SEC’s regulations.  The amendments to the various topics should be applied prospectively, and the effective date will be determined for each individual disclosure based on the effective date of the SEC’s removal of the related disclosure.  If the SEC has not removed the applicable requirements from Regulation S-X or Regulation S-K by June 30, 2027, then this ASU will not become effective.  Early adoption is prohibited.  We do not expect the amendments in this ASU to have a material impact on our consolidated financial statements.

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

This information is set forth under “Note 11—Commitments and Contingencies—Legal Matters” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and is incorporated in this Item 1 by reference.

From time to time we may become involved in legal proceedings arising in the ordinary course of business. Except as described above, we do not believe there is any litigation pending that could have, individually or in the aggregate, a material adverse effect on our results of operations, financial condition or cash flows.

Item 1A.	Risk Factors.

During the reporting period covered by this Quarterly Report on Form 10-Q, there have been no material changes to our risk factors as set forth in the 2022 10-K, except as follows:

The terms of Convertible Notes could limit our growth and our ability to finance our operations, fund our capital needs, respond to changing conditions and engage in other business activities that may be in our best interests.

The Convertible Notes contain a number of restrictive covenants that, among other things, generally limit the ability of the Company and its subsidiaries to create liens, pay dividends, acquire shares of capital stock and make payments on subordinated debt, incur indebtedness, or enter into transactions with affiliates.

Our ability to comply with these covenants may be adversely affected by events beyond our control, and we cannot assure you that we can maintain compliance with these covenants. The financial covenants could limit our ability to make needed expenditures or otherwise conduct necessary or desirable business activities.

The requirement that we redeem the Convertible Notes in cash could adversely affect our business plan, liquidity, financial condition, and results of operations.

If not converted, we are required to redeem some or all of the principal on the Convertible Notes for cash under certain circumstances. These obligations could have important consequences on our business. In particular, they could:

•	limit our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate;
•	increase our vulnerability to general adverse economic and industry conditions; and
•	place us at a competitive disadvantage compared to our competitors.

No assurances can be given that we will be successful in making the required payments to the holders of the Convertible Notes or that we will be able to comply with the financial or other covenants contained in the Convertible Notes. If we are unable to make the required cash payments or otherwise comply with Convertible Notes:

•
the holders of the Convertible Notes may require us to repurchase some or all of their Convertible Notes at a price equal to 100% of the principal amount being repurchased, plus accrued and unpaid interest;

•	the holders of the Convertible Notes could foreclose against our assets; and/or
•	we could be forced into bankruptcy or liquidation.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None

Item 6.	Exhibits

Exhibit	Description	Incorporated By Reference
10.1	Securities Purchase Agreement, dated as of July 13, 2023, by and among Eterna Therapeutics Inc. and the purchasers party thereto.	Exhibit 10.1 to Form 8-K filed on July 18, 2023

10.2	Registration Rights Agreement, dated as of July 13, 2023, by and among Eterna Therapeutics Inc. and the purchasers party thereto.	Exhibit 10.4 to Form 8-K filed on July 18, 2023

10.3	Form of Senior Convertible Note.	Exhibit 10.2 to Form 8-K filed on July 18, 2023

10.4	Form of Common Stock Purchase Warrant.	Exhibit 10.3 to Form 8-K filed on July 18, 2023

10.5	First Amendment to Exclusive License Agreement, dated as of July 12, 2023, by and between Eterna Therapeutics Inc. and Factor Bioscience Limited.	Exhibit 10.1 to Form 8-K filed on July 13, 2023

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ETERNA THERAPEUTICS INC.

Date: November 13, 2023	By:	/s/ Matthew Angel
Matthew Angel
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 13, 2023	By:	/s/ Sandra Gurrola
Sandra Gurrola
Vice President of Finance
(Principal Financial Officer and Principal Accounting Officer)