Form 10-Q
period 2024-03-31
Eterna Therapeutics Inc.
filed 2024-05-14
CIK 748592

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024
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

As of May 13, 2024, the registrant had outstanding 5,410,331 shares of common stock, $0.005 par value per share.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements related to future events, results, performance, prospects and opportunities, including statements related to our strategic plans, capital needs, and our financial position. Forward-looking statements are based on information currently available to us, on our current expectations, estimates, forecasts, and projections about the industries in which we operate and on the beliefs and assumptions of management. Forward looking statements often contain words such as “expects,” “anticipates,” “could,” “targets,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “would,” and similar expressions. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, and other characterizations of future events or circumstances, are forward-looking statements. Forward-looking statements by their nature address matters that are, to different degrees, subject to risks and uncertainties that could cause actual results to differ materially and adversely from those expressed in any forward-looking statements. For us, particular factors that might cause or contribute to such differences include those risks and uncertainties described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2024, in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, and in other documents we file from time to time with the SEC.

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

ETERNA THERAPEUTICS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)
(unaudited)

	March 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash	$5,116	$7,575
Other receivables	351	425
Prepaid expenses and other current assets	697	1,599
Total current assets	6,164	9,599
Restricted cash	4,095	4,095
Property and equipment, net	710	493
Right-of-use assets - operating leases	36,524	32,781
Goodwill	2,044	2,044
Other assets	120	120
Total assets	$49,657	$49,132

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$2,063	$1,067
Accrued expenses	1,868	1,893
Income taxes payable	6	2
Operating lease liabilities, current	2,874	2,216
Due to related party, current	768	1,205
Deferred revenue, current	189	190
Total current liabilities	7,768	6,573
Convertible notes, net	8,014	6,773
Warrant liabilities	186	116
Operating lease liabilities, non-current	36,565	32,854
Deferred revenue, non-current	345	392
Contingent consideration liability	107	107
Other liabilities	84	84
Total liabilities	53,069	46,899

Stockholders’ (deficit) equity:
Preferred stock, $0.005 par value, 1,000 shares authorized, 156 designated and outstanding of Series A convertible preferred stock at March 31, 2024 and December 31, 2023, $156 liquidation preference	1	1
Common stock, $0.005 par value, 100,000 shares authorized at March 31, 2024 and December 31, 2023; 5,410 issued and outstanding at March 31, 2024 and December 31, 2023	27	27
Additional paid-in capital	190,188	189,186
Accumulated deficit	(193,628)	(186,981)
Total stockholders’ (deficit) equity	(3,412)	2,233

Total liabilities and stockholders’ (deficit) equity	$49,657	$49,132

The accompanying notes are an integral part of these condensed consolidated financial statements.

ETERNA THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three months ended March 31,
	2024	2023
Revenue	$47	$-
Cost of revenues	61	50
Gross loss	(14)	(50)

Operating expenses:
Research and development	1,458	1,674
General and administrative	4,315	3,592
Total operating expenses	5,773	5,266
Loss from operations	(5,787)	(5,316)
Other expense, net:
Change in fair value of warrant liabilities	(70)	(45)
Loss on non-controlling investment	-	(51)
Interest (expense) income, net	(786)	1
Total other expense, net	(856)	(95)
Loss before income taxes	(6,643)	(5,411)
Provision for income taxes	(4)	(5)
Net loss	(6,647)	(5,416)

Net loss per common share - basic and diluted	$(1.23)	$(1.06)
Weighted average shares outstanding - basic and diluted	5,410	5,127

The accompanying notes are an integral part of these condensed consolidated financial statements.

ETERNA THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
For the three months ended March 31, 2024 and 2023 (unaudited)
(in thousands)

	Series A Preferred				Additional Paid-
	Stock		Common Stock		in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances at January 1, 2024	156	$1	5,410	$27	$189,186	$(186,981)	$2,233
Issuance of note warrants	-	-	-	-	755	-	755
Costs allocated to note warrants	-	-	-	-	(35)	-	(35)
Stock-based compensation	-	-	-	-	282	-	282
Net loss	-	-	-	-	-	(6,647)	(6,647)
Balances at March 31, 2024	156	$1	5,410	$27	$190,188	$(193,628)	$(3,412)

Balances at January 1, 2023	156	$1	5,127	$26	$177,377	$(165,297)	$12,107
Stock-based compensation	-	-	-	-	689	-	689
Net loss	-	-	-	-	-	(5,416)	(5,416)
Balances at March 31, 2023	156	$1	5,127	$26	$178,066	$(170,713)	$7,380

The accompanying notes are an integral part of these condensed consolidated financial statements.

ETERNA THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	For the three months ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(6,647)	$(5,416)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39	21
Stock-based compensation	282	689
Amortization of right-of-use asset	502	41
Gain on disposal of fixed assets	(2)	-
Accrued interest expense	407	-
Paid-in-kind interest expense	177	-
Amortization of debt discount and debt issuance costs	445	-
Change in fair value of warrant liabilities	70	45
Loss on non-controlling investment	-	51
Changes in operating assets and liabilities:
Other receivables	74	304
Prepaid expenses and other current assets	807	813
Other non-current assets	-	(108)
Accounts payable and accrued expenses	461	(1,766)
Operating lease liability	123	(173)
Due to related party	(437)	(438)
Deferred revenue	(48)	250
Other liabilities	-	(362)
Net cash used in operating activities	(3,747)	(6,049)
Cash flows from investing activities:
Purchase of property and equipment	(101)	-
Proceeds received from the sale of fixed assets	4	-
Net cash used in investing activities	(97)	-
Cash flows from financing activities:
Proceeds received from the convertible notes financing	1,405	-
Fees paid related to the convertible notes financing	(20)	-
Net cash provided by financing activities	1,385	-
Net decrease in cash and cash equivalents	(2,459)	(6,049)
Cash, cash equivalents and restricted cash at beginning of period	11,670	15,541
Cash, cash equivalents and restricted cash at end of period	$9,211	$9,492

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$1
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Note warrants issued	$755	$-
Unpaid fees incurred in connection with the convertible notes financing	$46	$-
Paid in-kind interest added to convertible notes principal	$177	$-
Adjustment to lease liability and ROU asset due to remeasurement	$4,245	$-
Property and equipment purchased but not paid	$279	$-

Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$5,116	$5,397
Restricted Cash	4,095	4,095
Total Cash, cash equivalents and restricted cash at end of period	$9,211	$9,492

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

These condensed consolidated financial statements should be read together with the audited consolidated financial statements and notes thereto contained in Eterna’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2024, as amended by the Form 10-K/A filed with the SEC on March 18, 2024 (as amended, the “2023 10-K”). The accompanying condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited financial statements contained in the 2023 10-K but does not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2024, or any other period.

2)	LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred significant operating losses and has an accumulated deficit as a result of its efforts to develop product candidates, including conducting clinical trials and providing general and administrative support for operations. As of March 31, 2024, the Company had an unrestricted cash balance of approximately $5.1 million and an accumulated deficit of approximately $193.6 million. For the three months ended March 31, 2024, the Company incurred a net loss of $6.6 million, and the Company used cash of $3.7 million in operating activities.

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

In April 2023, the Company entered into a standby equity purchase agreement (the “SEPA”) and a registration rights agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park committed to purchase up to $10.0 million of the Company’s common stock in an “equity line” financing arrangement. During the year ended December 31, 2023, the Company issued and sold approximately 214,000 shares of common stock under the SEPA for gross proceeds of $0.3 million. No shares have been sold under the SEPA during the three months ended March 31, 2024.

In July and December 2023, the Company received $16.5 million in gross proceeds from the issuance of convertible notes and in January 2024 received an additional $1.4 million in gross proceeds from the issuance of additional convertible notes. See Note 4 for additional information regarding these financings.

In connection with preparing the accompanying condensed consolidated financial statements as of and for the three months ended March 31, 2024, the Company’s management concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern because it does not expect to have sufficient cash or working capital resources to fund operations for the twelve-month period subsequent to the issuance date of these condensed consolidated financial statements. The Company will need to raise additional capital, which could be through the sales of shares of its common stock under the SEPA, public or private equity offerings, debt financings, out-licensing the Company’s intellectual property, strategic partnerships or other means. Other than the SEPA, the Company currently has no arrangements for capital, and no assurances can be given that it will be able to raise capital when needed, on acceptable terms, or at all.

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

The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers (“ASC 606”) when a customer obtains control of promised services or goods in an amount that reflects the consideration to which the Company expects to receive in exchange for those goods or services.

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

Lineage will make payments to the Company for the cell line customization activities over the development period.  The Company will only earn the remaining full amount of the cell line customization fee if it makes certain progress towards delivery of the customized cell line.  The Company has determined that $0.4 million of consideration received could be recognized without the probability of being reversed, and it has placed a constraint on the remaining contractual customization fee.  The $0.4 million is being recognized equally over the development period, which is expected to be approximately 20 to 25 months, as the level of effort to perform the services is happening at the same rate over time.  If the development period is expected to be longer or shorter than originally planned, the Company will recognize a cumulative catch-up adjustment in the period that such determination is made. For the three months ended March 31, 2024, the Company recognized less than $0.1 million of revenue for the customization activities.  The Company did not recognize any revenue for the three months ended March 31, 2023.

The granting of the license that the Company may provide to Lineage if Lineage exercises the Option Right is not considered a performance obligation at this time, as it is an optional request that the customer may make in the future and will be accounted for as a separate contract when the customer exercises the Option Right.

The Company recognizes direct labor and supplies used in the customization activities as incurred and are recorded as a cost of revenue.  As provided for in the A&R Factor License Agreement discussed in Note 9, the Company is obligated to pay Factor Limited 20% of any amounts the Company receives from a customer that is related to the licensed technology under the A&R Factor License Agreement, which is also recorded as a cost of revenue.  For the three months ended March 31, 2023, the Company recognized less than $0.1 million in license fees, which is recorded in cost of revenues, due to Factor Limited as a result of receiving the $0.3 million Option Fee payment from Lineage.  There was no such license fee incurred during the three months ended March 31, 2024.

4)	CONVERTIBLE NOTES FINANCINGS

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

There were two closings under the December 14, 2023 purchase agreement – one on December 15, 2023 and the second on January 11, 2024.  At the first closing, the Company received $7.8 million and issued $7.8 million of December 2023 convertible notes and December 2023 warrants to purchase approximately 8.1 million shares of its common stock.  At the second closing, the Company received $1.4 million and issued $1.4 million of December 2023 convertible notes and December 2023 warrants to purchase approximately 1.5 million shares its common stock.

See Note 12 for more information on the note warrants.

The July 2023 convertible notes bear interest at 6% per annum, and the December 2023 convertible notes bear interest at 12% per annum, both of which are payable quarterly in arrears.  At the Company’s election, it may pay interest either in cash or in-kind by increasing the outstanding principal amount of the convertible notes.  The convertible notes mature on the five-year anniversary of the date of their issuance, unless earlier converted or repurchased.  The Company does not have the option to redeem any of the convertible notes prior to maturity.

At the option of the holders, the convertible notes may be converted from time-to-time in whole or in part into shares of the Company’s common stock at an initial conversion rate of, with respect to the July 2023 convertible notes, $2.86 per share and, with respect to the December 2023 convertible notes, $1.9194 per share, subject to customary adjustments for stock splits, stock dividends, recapitalization and the like.  As of March 31, 2024, none of the convertible notes were converted into shares of common stock.

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

The convertible notes provide for customary events of default which include (subject in certain cases to customary grace and cure periods), among others: nonpayment of principal or interest, breach of covenants or other agreements in the convertible notes; the occurrence of a material adverse effect event (as defined in the related securities purchase agreement) and certain events of bankruptcy. Generally, if an undisputed event of default occurs and is continuing under the convertible notes, the holder thereof may require the Company to redeem some or all of their convertible notes at a redemption price equal to 100% of the principal amount of the convertible notes being redeemed, plus accrued and unpaid interest thereon. As of March 31, 2024, there were no events of default that occurred under the Convertible notes.

The Company determined that there were no embedded derivatives within the convertible notes that required bifurcation from the host agreement.  In connection with the December 2023 convertible notes that were issued on January 11, 2024, the Company allocated the gross proceeds received and the fees incurred over the applicable convertible notes and warrants based on their relative fair values as follows (in thousands):

			Allocation of Proceeds and Costs		Allocation of
	Relative Fair Value	Allocation Percentage	Proceeds	Costs	Proceeds, Net
Convertible notes	$1,750	46.24%	$650	$(31)	$619
Note warrants	2,035	53.76%	755	(35)	720
	$3,785	100.00%	$1,405	$(66)	$1,339

The Company estimated the fair values of the convertible notes as of January 11, 2024 based off a valuation performed by a third-party specialist as of December 15, 2023 using a binomial tree model and the following assumptions:

	Stock Price	Credit Spread	Volatility	Risk-Free Rate
Convertible notes	$1.75	2,000	109%	3.90%

The fair value of the note warrants, all of which qualified for equity classification, was determined using the Black-Scholes pricing model as of January 11, 2024 using the following assumptions:

	Stock Price	Exercise Price	Expected Life	Volatility	Dividend	Risk-Free Rate
Warrants	$1.75	$1.43	5 years	102%	0.00%	3.90%

The amount of proceeds allocated to the note warrants resulted in a corresponding reduction in the carrying value of the respective convertible notes as a debt discount, which is amortized with the debt issuance costs as a component of interest expense based on the effective interest rate method over the contractual terms of the convertible notes.

The following table shows the activity that occurred during the three months ended March 31, 2024 for the convertible notes on the accompanying condensed consolidated balance sheet:

	Gross convertible notes	Debt discount and debt issuance costs	Convertible notes, net

Beginning balanace as of January 1, 2024	$16,616	$(9,843)	$6,773
December 2023 notes issued in January 2024	1,405	(786)	619
Paid-in-kind interest added to principal	177	-	177
Amortization of debt discount and debt issuance costs	-	445	445
Ending balanace as of March 31, 2024	$18,198	$(10,184)	$8,014

To date, the Company has elected to pay in-kind the accrued interest payable on the convertible notes and has added the accrued and unpaid interest to the principal amount of the applicable convertible note.  The Company has recognized approximately $0.8 million in interest expense for the three months ended March 31, 2024 for the convertible notes, which includes $0.4 million for the amortization of the debt discount and debt issuance costs and $0.4 million recorded in accrued expenses in the accompanying condensed consolidated balance sheet.

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

The Company issued approximately 343,000 warrants in connection with a private placement during the first quarter of 2022 (the “Q1-22 warrants”), which were determined to be classified as a liability.

The Company completed an asset acquisition on April 26, 2023 with Exacis Biotherapeutics, Inc. (Exacis”), which consisted of primarily acquiring an exclusive license agreement by and between Exacis and Factor Limited. See Note 9 for additional information. As part of the consideration paid to Exacis for the acquisition, the Company agreed to make certain contingent payments to Exacis related to reaching two separate targets of the Company’s market capitalization ($100.0 million and $200.0 million). Such payments would be in the form of issuing $2 million worth of shares of the Company’s common stock to Exacis for each target achieved (the “market cap contingent consideration.”).

The market cap contingent consideration is indexed to or settled in the Company’s own shares.  As a result, the Company classified the market cap contingent consideration as a liability measured at fair value because the financial instrument embodies a conditional obligation (the Company would only issue the shares on the condition that the applicable market capitalization threshold is met), and at inception, the monetary value of the obligation is based solely on a fixed monetary amount ($2.0 million worth of shares for each market capitalization threshold), which will be settleable with a variable number of the Company’s shares.

The Company uses a Black-Scholes option pricing model to estimate the fair value of its warrant liabilities and a Monte Carlo simulation model to estimate the fair value of the contingent consideration related to the market cap contingent consideration, both of which are considered a Level 3 fair value measurement. The Company remeasures the fair value of the warrant liabilities and the market cap contingent consideration at each reporting period and changes in the fair values are recognized in the statement of operations.

The following tables summarize the liabilities that are measured at fair value as of March 31, 2024 and December 31,2023 (in thousands):

Description	Level	March 31, 2024	December 31, 2023
Liabilities:
Warrant liabilities - Q1-22 warrants	3	$186	$116
Market cap contingent consideration	3	$107	$107

Certain inputs used in Black-Scholes and Monte Carlo models may fluctuate in future periods based upon factors that are outside of the Company’s control.  A significant change in one or more of these inputs used in the calculation of the fair value may cause a significant change to the fair value of the Company’s warrant liabilities or contingent consideration liabilities, which could also result in material non-cash gains or losses being reported in the Company’s condensed consolidated statement of operations.

The following table presents the changes in the liabilities measured at fair value from January 1, 2024 through March 31, 2024 (in thousands):

	Warrant Liabilities	Contingent Consideration

Fair value at January 1, 2024	$116	$107
Change in fair value	70	-
Fair value at March 31, 2024	$186	$107

With the assistance of a third-party specialist, the Company assessed the fair value of the contingent consideration at March 31, 2024 and determined that fair value did not materially change from the liability recorded at December 31, 2023, and therefore did not recognize a change in the fair value as of March 31, 2024.

The table below is provided for comparative purposes only and presents information about the fair value of the Company’s convertible notes relative to the carrying values recognized in the condensed consolidated balance sheet as of March 31, 2024 and December 31, 2023 (in thousands).

		March 31, 2024		December 31, 2023
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible notes	3	$18,198	$28,340	$16,616	$17,594

The carrying value in the table above is shown before the allocation of the proceeds to the note warrants.  The Company assessed the fair value of the convertible notes as of March 31,2024 using a Monte Carlo simulation model and as of December 31, 2023 using a binomial model, both of which are considered a Level 3 measurement.

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

As of March 31, 2024, the Company evaluated potential triggering events that could indicate that the fair value of the entity is less than its carrying value and determined there were no such events that occurred.

7)	LEASES

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

The Sublessor agreed to provide the Company with a tenant improvement allowance (“TIA”) of $190 per rentable square foot, or $8.6 million.  Tenant improvements in excess of this amount will be at the Company’s own cost.  Construction was substantially complete in January 2024, however, as of March 31, 2024, the Company did not have the certificate of occupancy due to circumstances beyond its control, and therefore, has not yet been able to use the premises for its intended purpose. The total out-of-pocket costs for the improvements was approximately $1.6 million.  As of March 31, 2024, the Company received the entire $8.6 million TIA.

The Company performed an analysis on the accounting ownership of the tenant improvement assets and determined that such assets were sublessor/lessor owned.  As a result, TIA payments made by the Sublessor to the Company for the tenant improvement assets are considered a reimbursement rather than a lease incentive and not included as part of the consideration of the contract.  Amounts paid by the Company for sublessor/lessor owned assets in excess of the TIA are considered non-cash lease payments and are added to the consideration in the contract.

The Company is in discussions with the Sublessor to possibly renegotiate the terms of the sublease, which may include, among other things, deferment of rent payments as well as a reduction of the lease term, square footage, and/or base rent.  As a result, the Company has not made its rent payments on the Somerville sublease due for February, March, April or May 2024. To date, the Company owes the sublessor approximately $2.3 million in past due rent payments, including its share of amounts related to property taxes and common area maintenance costs. See Note 15 for more information related to the past due rent.

In February 2024, the Company recognized a reduction of out-of-pocket expenses of approximately $0.4 million for the buildout of sublessor/lessor owned assets as a result of discounts provided to the Company from certain vendors. The change in the timing of the past due rent payments described above and these cost reductions were accounted for as a lease modification of the existing lease.  The Company determined that the lease continued to be classified as an operating lease after modification and remeasured the liability for the remaining unpaid lease payments, including an aggregate $0.6 million of unpaid out-of-pocket costs above the TIA that the Company will pay for sublessor/lessor owned assets, as well as remeasuring any variable lease payment that is based on an index or rate.  The Company also requested a third-party specialist to reassess the incremental borrowing rate, which is the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.  This reassessment resulted in a decrease to the incremental borrowing rate from 14.4% to 11.1% as of the modification date.  The remeasurement resulted in an increase to the lease liability of approximately $4.2 million with a corresponding adjustment to the ROU asset.

For the three months ended March 31, 2024 and 2023, the net operating lease expenses were as follows (in thousands):

	Three months ended March 31,
	2024	2023
Operating lease expense	$1,637	$68
Sublease income	(21)	(21)
Variable lease expense	330	5
Total lease expense	$1,946	$52

The tables below show the beginning balances of the operating ROU assets and lease liabilities as of January 1, 2024 and the ending balances as of March 31, 2024, including the changes during the period (in thousands).

Operating Lease ROU Assets

Operating lease ROU assets at January 1, 2024	$32,781
Adjustment to ROU asset for remeasurement of Somerville Sublease liability	4,245
Amortization of operating lease ROU assets	(502)
Operating lease ROU assets at March 31, 2024	$36,524

Operating Lease Liabilities
Operating lease liabilities at January 1, 2024	$35,070
Adjustment to lease liablity due to remeasurement of Somerville Sublease	4,245
Accretion of interest for Somerville Sublease	709
Principal payments on operating lease liabilities	(585)
Operating lease liabilities at March 31, 2024	39,439
Less non-current portion	36,565
Current portion at March 31, 2024	$2,874

As of March 31, 2024, the Company’s operating leases had a weighted-average remaining life of 9.5 years with a weighted-average discount rate of 11.07%. The maturities of the operating lease liabilities are as follows (in thousands):

As of March 31, 2024
2024	$5,532
2025	6,075
2026	6,238
2027	6,308
2028	6,406
Thereafter	33,880
Total payments	64,439
Less imputed interest	(25,000)
Total operating lease liabilities	$39,439

8)	ACCRUED EXPENSES

Accrued expenses at March 31, 2024 and December 31, 2023 consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Convertible notes interest	$407	$176
Legal fees and related	259	643
Somerville facility	221	218
Professional fees	218	239
Accrued compensation	201	109
Other	562	508
Total accrued expenses	$1,868	$1,893

9)	RELATED PARTY TRANSACTIONS

Agreements with Factor Bioscience Inc. and Affiliates

As of March 31, 2024, the Company had the agreements described below with Factor Bioscience Inc. and/or Dr. Matthew Angel. These agreements have been deemed related party transactions because the Company’s former chief executive officer, Dr. Angel, is the chairman and chief executive officer of Factor Bioscience Inc. and a director of its subsidiary, Factor Bioscience Limited (“Factor Limited” and together with Factor Bioscience Inc. and its other affiliates, “Factor Bioscience”). Dr. Angel resigned as the Company’s chief executive officer effective December 31, 2023.

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

Under WO1, Factor Bioscience agreed to provide the Company with mRNA cell engineering research support services, including access to certain facilities, equipment, materials and training, and the Company agreed to pay Factor Bioscience an initial fee of $5.0 million, payable in 12 equal monthly installments of approximately $0.4 million. Of the $5.0 million, the Company allocated $3.5 million to the License Fee Obligation (as defined below). Following the initial 12-month period, the Company agreed to continue paying Factor Bioscience the monthly fee of $0.4 million until such time as WO1 is terminated. Upon entering into the MSA, the Company paid a deposit of $0.4 million, which will be applied to the last month of WO1. The Company may terminate WO1 on or after the second anniversary of the date of the MSA, subject to providing Factor Bioscience with 120 days’ prior notice. Factor Bioscience may terminate WO1 only on and after the fourth anniversary of the date of the MSA, subject to providing the Company with 120 days’ prior notice. On May 11, 2024, the Company and Factor Bioscience amended the termination provision of the WO1 to allow the Company to provide 75 days’ notice to terminate WO1 if such notice is provided no later than June 30, 2024. Beginning on July 1, 2024, the Company will then be required to provide 120 days' notice to terminate WO1.

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

Because the License Fee Obligation was conditionally waived until the Company paid Factor Bioscience a minimum of $3.5 million under the MSA, the Company recorded a liability of $3.5 million.  As of March 31, 2024, there was approximately $1.2 million of the unamortized License Fee Obligation remaining, which is recorded on the accompanying condensed consolidated balance sheet in the “due to related party, current” line item.

In September 2022, Novellus Inc. (“Novellus”) and the Company entered into a Second Amendment to the Limited Waiver and Assignment Agreement (the “Waiver and Assignment Agreement”) with Drs. Matthew Angel and Christopher Rohde (the “Founders”) whereby the Company agreed to be responsible for all future, reasonable and substantiated legal fees, costs, settlements and judgments incurred by the Founders, the Company or Novellus for certain claims and actions and any pending or future litigation brought against the Founders, Novellus and/or the Company by or on behalf of the Westman and Sowyrda legal matters described in Note 10 (the “Covered Claims”).  The Founders will continue to be solely responsible for any payments made to satisfy a judgement or settlement of any pending or future wage act claims.  Under the Waiver and Assignment Agreement, the Founders agreed that they are not entitled to, and waived any right to, indemnification or advancement of past, present or future legal fees, costs, judgments, settlement or other liabilities they may have been entitled to receive from the Company or Novellus in respect of the Covered Claims. The Company and the Founders will share in any recoveries up to the point at which the parties have been fully compensated for legal fees, costs and expenses incurred, with the Company retaining any excess recoveries. The Company has the sole authority to direct and control the prosecution, defense and settlement of the Covered Claims.

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

Exacis Asset Acquisition

On April 26, 2023, the Company entered into ta purchase agreement with Exacis pursuant to which the Company acquired certain assets from Exacis, including all of Exacis’ right, title and interest in a license that Exacis previously entered into with Factor Limited. The Company assumed none of Exacis’ liabilities, other than liabilities under the acquired license that accrue subsequent to the closing date.
The Exacis asset acquisition was deemed a related party transaction because, at the time of the acquisition, (i) Dr. Gregory Fiore was both the chief executive officer of Exacis and a member of the Company’s board of directors, (ii) Dr. Angel was both the Company’s chief executive officer and chairman of Exacis’ scientific advisory board, and (iii) an affiliate of Factor Bioscience was the majority stockholder of Exacis.
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

July 2023 and December 2023 Financings

Investors in the July 2023 convertible note financing included Brant Binder, Richard Wagner, Charles Cherington and Nicholas Singer, and investors in the December 2023 convertible note financing included Messrs. Cherington and Singer. Each of them participated in the applicable financing under the same terms and subject to the same conditions as all the other investors. See Note 4 for additional information regarding the financings. Mr. Binder served on the Company’s board of directors from July 6, 2023 to August 8, 2023, Mr. Wagner served on the Company’s board of directors from July 6, 2023 to August 8, 2023, Mr. Cherington served on the Company’s board of directors from March 2021 to July 6, 2023, and Mr. Singer served on the Company’s board of directors from June 2022 to July 6, 2023.

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

On November 15, 2022, prior to a decision on Westman’s and Sowyrda’s motion to compel or stay, the parties agreed to voluntarily dismiss and consolidate the Delaware Actions with this action.  On December 15, 2022, Sowyrda filed an Amended Answer to the Amended Complaint, asserted affirmative defenses and filed Amended Counterclaims against Dr. Angel, Dr. Rohde, Novellus LLC, Novellus Inc., Factor Bioscience Inc., and Eterna Therapeutics Inc. (collectively, the “Counterclaim Defendants”) alleging against various Counterclaim Defendants breach of contract, breaches of the implied duty of good faith and fair dealing, breaches of fiduciary duty, breaches of the operating agreement, aiding and abetting breaches of fiduciary duty, tortious interference with contract, equitable accounting, violations of the Massachusetts Wage Act, Massachusetts Minimum Fair Wage Law, the Fair Labor Standards Act, unjust enrichment, and quantum meruit.  Also on December 15, 2022, Westman filed an answer to the Amended Complaint and asserted similar counterclaims against the same Counterclaim Defendants.  Westman and Sowyrda each asserted claims for indemnification and/or advancement against Novellus, Inc.  On January 11, 2023, Westman and Sowyrda served a joint motion to enforce their advancement and/or indemnification rights against Novellus Inc.  Novellus Inc. vigorously opposes this motion and served its opposition on January 27, 2023.  On February 8, 2023, Westman and Sowyrda served a reply in support of their motion to enforce indemnification/advancement rights, and submitted the motion to the Court.  Novellus Inc. answered Westman and Sowyrda’s counterclaims on January 27, 2023, denying liability.  The remaining Counterclaim Defendants served a motion to dismiss most of the remaining counterclaims on January 27, 2023.  The Court entered an order granting the Counterclaim Defendants’ motion to dismiss and denying Sowyrda and Westman’s motion to enforce on June 15, 2023.  The Court’s order dismissed all of Westman’s claims against Counterclaim Defendants except his claim for indemnification, and all of Sowyrda’s claims except his claim for indemnification and his employment-related claims, which Counterclaim Defendants did not move to dismiss.  On July 6, 2023, Westman and Sowyrda filed a petition for interlocutory review with a single justice of the Massachusetts Appeals Court, seeking to overturn the judge’s decision granting the Counterclaim Defendants’ motion to dismiss most of the remaining counterclaims, but not the decision denying Westman and Sowyrda’s motion to enforce advancement rights. On July 25, 2023, the parties to the appeal filed a joint motion to the single justice in the appellate court to stay the appeal to allow for amended counterclaims to be filed by Counterclaim Plaintiffs and a motion to dismiss to be filed by Counterclaim Defendants.  Counterclaim Plaintiffs filed an initial set of amended counterclaims on August 15, 2023.  Counterclaim Plaintiffs amended and refiled their amended counterclaims on September 29, 2023.  Counterclaim Defendants served their motion to dismiss all of the amended counterclaims, except for Sowyrda’s employment-related claims, on October 13, 2023. Oral argument on the motion to dismiss the amended counterclaims is currently scheduled for May 21, 2024.

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

On July 31, 2023, eTheRNA Immunotherapies NV and eTheRNA Inc. filed a complaint against the Company alleging the following claims: (1) federal trademark infringement; (2) federal unfair competition; (3) Massachusetts state common law trademark infringement; (4) Massachusetts state unfair competition.  On April 2, 2024, the parties settled the claims and stipulated to dismiss the complaint with prejudice. Per the settlement agreement entered into between the parties on March 19, 2024, the Company plans to phase-out its current use of the ETERNA trademark by October 31, 2024.

Licensing Agreements

On November 14, 2023, the Company entered into the A&R Factor License Agreement with Factor Limited. See Note 9 for details of this agreement.

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

11)	STOCK-BASED COMPENSATION

Stock Options

During the three months ended March 31, 2024 and 2023, the Company granted the following stock options (in thousands):

	Three months ended March 31,
	2024	2023
Stock options granted	1,874	212

On January 1, 2024, Sanjeev Luther was appointed as President, Chief Executive Officer and a director of the Company. Upon his appointment, he was granted a non-qualified stock option to purchase approximately 1,685,000 shares of the Company’s common stock.  The stock option has an exercise price of $1.80 per share, which was equal to the fair market value (as defined in the 2020 Restated Equity Incentive Plan) of the Company’s common stock on the date of grant, will vest over four years, with 25% of the shares vesting on the first anniversary of the grant date and the remaining 75% of the shares vesting in equal monthly installments over the three years thereafter, in each case, subject to continued service.  The stock option was granted pursuant to the terms of Mr. Luther’s employment agreement and as a material inducement to his joining the Company in accordance with Nasdaq Listing Rule 5635(c)(4).

On April 26, 2024, the vesting terms of Mr. Luther’s stock option award was amended so that the stock option vests over three years, with 25% of the shares vesting on the first anniversary of the grant date and the remaining 75% of the shares will vest in equal monthly installments over the remaining two years, in each case, subject to continued service.
The Company recognizes stock-based compensation expense for stock options granted to employees, directors and certain consultants. The Company estimates the fair value of stock options using the Black-Scholes option pricing model. The fair value of stock options granted is recognized as expense over the requisite service period on a straight-lined basis.

The following weighted-average assumptions were used for stock options granted during the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023
Weighted average risk-free rate	4.49%	3.86%
Weighted average volatility	99.13%	95.04%
Dividend yield	0.00%	0%
Expected term	6.08 years	5.36 years

The per-share weighted average grant-date fair value of stock options granted during the three months ended March 31, 2024 and 2023 was $1.45 and $3.15, respectively.

Vesting of all stock option grants is subject to continuous service with the Company through the applicable vesting date.  As of March 31, 2024, there were approximately 2,085,000 stock options outstanding.

Restricted Stock Units

The Company recognizes the fair value of RSUs as expense on a straight-line basis over the requisite service period. For performance-based RSUs, the Company begins recognizing the expense once the achievement of the related performance goal is determined to be probable.

Outstanding RSUs are settled in an equal number of shares of common stock on the vesting date of the award. An RSU award is settled only to the extent vested. Vesting generally requires the continued employment or service by the award recipient through the applicable vesting date. Because RSUs are settled in an equal number of shares of common stock without any offsetting payment by the recipient, the measurement of cost is based on the quoted market price of the stock at the measurement date, which is the grant date.

In lieu of paying cash to satisfy withholding taxes due upon the settlement of vested RSUs, at the Company’s discretion, an employee may elect to have shares of common stock withheld that would otherwise be issued at settlement, the value of which is equal to the amount of withholding taxes payable.  No RSUs vested during either of the three months ended March 31, 2024 and 2023.

The Company did not grant RSUs during either of the three months ended March 31, 2024 and 2023.
Stock-Based Compensation Expense

For the three months ended March 31, 2024 and 2023, the Company recognized stock-based compensation expense as follows (in thousands):

	Three months ended March 31,
	2024	2023
Research and development	$46	$64
General and administrative	236	625
Total	$282	$689

12)	WARRANTS

As discussed in Notes 4 and 5, respectively, the Company issued the note warrants and the Q1-22 warrants. The Company also has warrants outstanding from a private placement completed in the fourth quarter of 2022 (the “Q4-22 warrants”).

As of March 31, 2024, the Company has the following warrants outstanding:

	Warrants Outstanding (in thousands)	Exercise Price	Expiration Date	Classification
Q1-22 warrants	343	$38.20	September 9, 2027	Liability
Q4-22 warrants	4,370	$1.43	June 2, 2028	Equity
July 2023 note warrants	6,094	$1.43	July 14, 2028	Equity
December 2023 note warrant issued December 15, 2023	8,115	$1.43	December 15, 2028	Equity
December 2023 note warrant issued January 11, 2024	1,464	$1.43	January 11, 2029	Equity
	20,386

As of March 31, 2024, the weighted average remaining contractual life of the warrants outstanding was 4.46 years and the weighted average exercise price was $2.05.

13)	NET LOSS PER SHARE

The Company calculates basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for participating securities.  The convertible notes contractually entitle the holders thereof to participate in dividends but does not contractually require the holders to participate in the Company’s losses.  As such, the two-class method is not applicable during periods with a net loss.

Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding plus dilutive securities. Shares of common stock issuable upon exercise, conversion or vesting of outstanding stock options, RSUs, warrants and shares of Series A convertible preferred stock are considered potential shares of common stock and are included in the calculation of diluted net loss per share using the treasury method when their effect is dilutive. The outstanding convertible notes are also considered potential shares of common stock and are included in the calculation of diluted net loss per share using the “if-converted” method, and the more dilutive of either the two-class method or the if-converted method is reported.  Diluted net loss per share is the same as basic net loss per share for periods in which the effect of potentially dilutive shares of common stock is antidilutive.

The following table presents the number of shares subject to outstanding warrants, stock options, RSUs, Series A convertible preferred stock and convertible notes that were excluded from the computation of diluted net loss per share of common stock for the three months ended March 31, 2024 and 2023, as their effect was anti-dilutive (in thousands):

	Three months ended March 31,
	2024	2023
Warrants	20,386	4,713
Convertible Notes converted into common stock	7,945	-
Stock options	2,085	560
Preferred stock converted into common stock	19	7
RSUs	1	1
Total potential common shares excluded from computation	30,436	5,281

14)	RECENT ACCOUNTING PRONOUNCEMENTS

No new Accounting Standards Updates have been issued by the Financial Accounting Standards Board since January 1, 2024 that would apply to the Company that are not disclosed in the 2023 10-K.

15)	SUBSEQUENT EVENTS

On May 3, 2024, the Company received a notice from the Sublessor of the Somerville, Massachusetts facility regarding past due rent payments of approximately $2.3 million, including its share of amounts related to property taxes and common area maintenance costs, that the Company has not paid for the months of February, March, April and May 2024.  Failure to pay the past due rent payments in full, plus approximately $70,000 in late fees and interest, within five business days from the date of the notice constitutes an event of default under the sublease. The Company had discussions with the Sublessor subsequent to receiving the notice about remedying the event of default, and as a result of those discussions, did not pay any of the past due rent payments or any of the late fees or interest within such five business day period. The Company also has been stet discussions with the Sublessor to renegotiate the terms of the sublease, which may include, among other things, deferment of rent payments and/or a reduction of the lease term, square footage, and/or base rent.

If an event of default exists under the sublease, beyond applicable notice and cure periods, the Sublessor may draw down the letter of credit and use, apply or retain such portion of the proceeds from the letter of credit as may be necessary (i) for the payment of any rent or any other sum in default, (ii) for the payment of any other amount which the Sublessor may, in accordance with the terms of the sublease, spend or become obligated to spend by reason of the Company’s default, or (iii) to compensate the Sublessor, in accordance with the terms of the sublease, for any other loss or damage which the Sublessor may suffer by reason of the Company’s default, including costs and reasonable attorneys’ fees incurred by the Sublessor to recover possession of the premises following a default by the Company. As of the date of filing of this report, the Sublessor has not drawn down on the letter of credit. The use or application of the proceeds from the letter of credit or any portion thereof does not prevent the Sublessor from exercising any other right or remedy provided under the sublease or under law. If any portion of the letter of credit is so used or applied, the Company must, upon demand therefor, amend the letter of credit, provide an additional letter of credit or deposit cash with the Sublessor, in each such case in an amount sufficient to restore the security deposit within 10 business days to the appropriate amount. See the risk factor titled, “Our monthly rent payment obligations under our sublease are significant and we currently owe approximately $2.3 million in past due rent. An event of default under our sublease could be an event of default under our outstanding convertible notes,” in Item 1A. Risk Factors of Part II of this report.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read this discussion together with the unaudited interim condensed consolidated financial statements, related notes, and other financial information included elsewhere in this Quarterly Report on Form 10-Q together with our audited consolidated financial statements, related notes, and other information contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2023, as amended by the Form 10-K/A filed with the SEC on March 18, 2024 (as amended, the “2023 10-K”). The following discussion contains or is based on assumptions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors,” in Part I, Item 1A of the 2023 10-K and as described from time to time in our other filings with the SEC. These risks could cause our actual results to differ materially from those anticipated in these forward-looking statements.

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

In the short term, we are planning to derive revenue by leveraging our core intellectual property (“IP”) portfolio by licensing our IP to third parties in out-licensing or co-development arrangements. In addition, we are also planning to enhance our developmental activities through preclinical studies in selected indications.

In the mid-term, we are planning to transform our preclinical stage company into a clinical-stage company through investigational new drug application (“IND”)-enabling studies, IND approval, and initiation of our first-in-human study. After achieving the initial milestones, we’ll seek to diversify our pipeline of product candidates and strengthen the mRNA technology platform with the goal of generating IND applications each year.

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

 Recent Developments

Private Placement of Convertible Notes and Warrants

On December 14, 2023, we entered into a purchase agreement with certain purchasers for the private placement of $9.2 million of convertible notes (the “December 2023 convertible notes” and together with the July 2023 convertible notes, the “convertible notes”) and warrants to purchase an aggregate of approximately 9.6 million shares of our common stock (the “December 2023 warrants” and together with the July 2023 warrants, the “note warrants”).  There were two closings under this purchase agreement: on December 15, 2023, we received $7.8 million and issued $7.8 million in December 2023 convertible notes and December 2023 warrants to purchase approximately 8.1 million shares of our common stock, and on January 11, 2024, we received the remaining $1.4 million and issued an aggregate of $1.4 million in December 2023 convertible notes and December 2023 warrants to purchase approximately 1.5 million shares of our common stock.  See Notes 4 and 12 to the accompanying condensed consolidated financial statements for additional information.

Notice of Default under Sublease

We have not paid our rent obligations under our Somerville, Massachusetts sublease for February, March, April or May 2024, and, as of the date of filing of this report, we owe approximately $2.3 million in past due rent. On May 3, 2024, we received a notice of default from the sublessor related to the foregoing and have had subsequent discussions with the Sublessor about remedying the event of default.  See “Liquidity and Capital Resources—Material Cash Requirements—Somerville Sublease,” below.

Basis of Presentation

Revenue

Our near-term focus is on deploying our mRNA technology platform through strategic partnerships. We are not currently developing any product candidates. Our future revenue, if any, is primarily expected to come from out-licensing our mRNA technology platform and/or aspects thereof.

In February 2023, we entered into an exclusive option and license agreement with a third party, under which we granted such third party an option to obtain an exclusive sublicense to certain of our technology for preclinical, clinical and commercial purposes in exchange for a non-refundable up-front payment to us of $0.3 million. In August 2023, that third party requested that we begin developing certain induced pluripotent stem cell lines in exchange for a cell line customization fee. The third party paid us $0.4 million towards the customization fee, which we are recognizing ratably over the customization period, which is expected to be approximately 20 to 25 months.  We will only earn the remaining amount of the customization fee if we make certain progress towards delivery of the customized cell line. We estimate the amount of consideration we expect to recognize as revenue that is not probable of having a significant reversal of such recognized revenue, and we place a constraint on the remaining contractual consideration. As it becomes evident that the constrained amounts are no longer at risk of a significant reversal of revenue, we will remove the constraint from the related revenue and recognize a cumulative catch-up adjustment to revenue in the period in which the constraint was removed. For additional information, see Note 3 to the accompanying condensed consolidated financial statements.

Cost of Revenues

We recognize direct labor and supplies associated with generating our revenue as cost of revenues.   As provided for in the amended and restated exclusive license agreement we entered into with Factor Limited (the “A&R Factor License Agreement”) discussed in Note 9 to the accompanying condensed consolidated financial statements, we are obligated to pay Factor Limited 20% of any amounts we receive from a customer that is related to the licensed technology under the A&R Factor License Agreement, which we also recognize as a cost of revenue.

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

The major components of research and development costs include salaries and employee benefits, stock-based compensation expense, supplies and materials, preclinical study costs, expensed licensed technology, consulting, scientific advisors and other third-party costs, and allocations of various overhead costs related to our research and development efforts.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

	Three months ended March 31,
(In thousands)	2024	2023	Change
Revenue	$47	$-	$47
Cost of revenues	61	50	11
Gross loss	(14)	(50)	36
Operating expenses:
Research and development	1,458	1,674	(216)
General and administrative	4,315	3,592	723
Total operating expenses	5,773	5,266	507
Loss from operations	(5,787)	(5,316)	(471)
Other expense, net:
Change in fair value of warrant liabilities	(70)	(45)	(25)
Loss on non-controlling investment	-	(51)	51
Interest (expense) income, net	(786)	1	(787)
Total other expense, net	(856)	(95)	(761)
			-
Loss before income taxes	(6,643)	(5,411)	(1,232)
Provision for income taxes	(4)	(5)	1
Net loss	$(6,647)	$(5,416)	$(1,231)

Revenue

During the three March 31, 2024, we recognized revenue related to the cell line customization activities that we are performing for a third party.  We did not perform any such activities, or otherwise recognize any revenue, during the three months ended March 31, 2023.

Cost of Revenue

During the three months ended March 31, 2024, our cost of revenues included direct labor and materials to perform the customization cell line activities for a third party.  During the three months ended March 31 2023, we received a $0.3 upfront payment pursuant to a customer contract with this third party.  Although the $0.3 million was recorded as deferred revenue as of March 31, 2023, the obligation to pay Factor Limited the 20% license fee was incurred upon receipt of the payment from the third party, and was therefore recognized as a cost of revenue during the three months ended March 31, 2023.  As of March 31, 2024, the $0.3 upfront payment continues to be recognized in long-term deferred revenue in the accompanying condensed consolidated balance sheet.

Research and Development Expenses

	Three months ended March 31,
	2024	2023	Change
(in thousands)
Professional fees	$103	$280	$(177)
Stock-based compensation	46	64	(18)
Payroll-related	325	203	122
MSA fees	812	812	-
Other expenses, net	172	315	(143)
Total research and development expenses	$1,458	$1,674	$(216)

 Total research and development expenses decreased by approximately $0.2 million for the three months ended March 31, 2024 when compared to the three months ended March 31, 2023 primarily due to a decrease in professional fees related to closing down a clinical trial we ended in 2022 and other miscellaneous expenses, partially offset by increased payroll expense due to severance recognized during the three months ended March 31, 2024.

General and Administrative Expenses

	Three months ended March 31,
	2024	2023	Change
(in thousands)
Occupancy expense	$1,901	$23	$1,878
Payroll-related	532	357	175
Professional fees	1,285	1,935	(650)
Stock-based compensation	236	625	(389)
Insurance	216	533	(317)
Other expenses, net	145	119	26
Total general and administrative expenses	$4,315	$3,592	$723

Our general and administrative expenses increased by approximately $0.7 million for the three months ended March 31, 2024 when compared to the three months ended March 31, 2023 primarily due to increased occupancy expense related to the Somerville sublease that we began to incur in July 2023, as well as increased payroll related to increased general and administrative headcount.  These increases were partially offset by decreases in professional fees related to legal services, insurance expense due to lower premiums and stock-based compensation expense resulting from a decrease in the fair value of stock options expensed during the three months ended March 31, 2024 compared to the fair value of the stock options expensed during the three months ended March 31, 2023.

Change in Fair Value of Warrant Liabilities

For the three months ended March 31, 2024 and 2023, we recognized expense related to the change in the fair value of warrant liabilities due to an increase in the market price of our common stock.

Loss on Non-Controlling Investment

We account for our 25% non-controlling investment in NoveCite, Inc. (“NoveCite”) under the equity method.  We have not guaranteed any obligations of NoveCite, nor are we otherwise committed to providing further financial support for NoveCite.  Therefore, we only record 25% of NoveCite’s losses up to our investment carrying amount..  As a result, we did not recognize additional losses related to NoveCite for the three months ended March 31, 2024.  For the three months ended March 31, 2023, we recognized approximately $0.1 million of loss.

Interest (Expense) Income, net

We recognized an increase in interest expense for the three months ended March 31, 2024 of approximately $0.8 million primarily due to approximately $0.4 million of interest related to the convertible notes as well as the amortization of the debt discount and debt issuance costs associated with the convertible note financings of approximately $0.4 million.  There were no convertible notes (or similar debt instruments) outstanding during the three months ended March 31, 2023.  This increase in expense was partially offset by an increase in interest income from our cash that was deposited into interest-bearing accounts.

Provision for Income Taxes

During 2024, we expect to incur state income tax liabilities related to our operations. We have established a full valuation allowance for all deferred tax assets, including our net operating loss carryforwards, since we could not conclude that we were more likely than not able to generate future taxable income to realize these assets. The effective tax rate differs from the statutory tax rate due primarily to our full valuation allowance.

Liquidity and Capital Resources

At March 31, 2024, we had cash and cash equivalents of approximately $9.2 million, of which approximately $4.1 million was restricted cash (see—Material Cash Requirements—Somerville Sublease, below) and an accumulated deficit of approximately $193.6 million. We have to date incurred operating losses, and we expect these losses to continue in the future. For the three months ended March 31, 2024, we incurred a net loss of $6.6 million, and we used $3.7 million in operating activities.

Currently, our sole source of liquidity is through sales of our common stock under the standby equity purchase agreement (the “SEPA”) we entered into with Lincoln Park Capital Fund, LLC (“Lincoln Park”) in April 2023, pursuant to which Lincoln Park committed to purchase up to $10.0 million of our common stock. Such sales of common stock by us, if any, are subject to certain conditions and limitations set forth in the SEPA, including a condition that we may not direct Lincoln Park to purchase any shares of common stock under the SEPA if such purchase would result in Lincoln Park beneficially owning more than 4.99% of our issued and outstanding shares of common stock. Sales under the SEPA may occur from time to time, at our sole discretion, through April 2025.  To date, we have issued and sold approximately 214,000 shares of our common stock to Lincoln Park, including the 74,000 commitment shares, and have received approximately $0.3 million in gross proceeds from such sales.  We sold no shares under the SEPA during the three months ended March 31, 2024.

Based on our current financial condition and forecasts of available cash, we will not have sufficient capital to fund our operations for the 12 months following the issuance date of the accompanying condensed consolidated financial statements. We can provide no assurance that we will be able to obtain additional capital when needed, on favorable terms, or at all. If we cannot raise capital when needed, on favorable terms or at all, we will need to reevaluate our planned operations and may need to reduce expenses, file for bankruptcy, reorganize, merge with another entity, or cease operations. If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock.  See the risk factor in Item 1A of Part II of our 2023 10-K titled, “We will require substantial additional capital to fund our operations, and if we fail to obtain the necessary financing, we may not be able to pursue our business strategy.”

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

We prepared the accompanying condensed consolidated financial statements on a going concern basis, which assumes that we will realize our assets and satisfy our liabilities in the normal course of business. As discussed above, there is substantial doubt about our ability to continue as a going concern because we do not have sufficient cash to satisfy our working capital needs and other liquidity requirements over at least the next 12 months from the date of issuance of the accompanying condensed consolidated financial statements. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and reclassification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty of our ability to remain a going concern.

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

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying condensed consolidated statements of cash flows, are summarized as follows:

	For the three months ended March 31,
(in thousands)	2024	2023	Change
Cash (used in) provided by:
Operating activities	$(3,747)	$(6,049)	$2,302
Investing activities	(97)	-	(97)
Financing activities	1,385	-	1,385
Net decrease in cash and cash equivalents	$(2,459)	$(6,049)	$3,590

Net Cash Used in Operating Activities

There was a decrease of approximately $2.3 million in cash used in operating activities for the three months ended March 31, 2024 compared to the same period in 2023.  This change was due to a decrease in cash used in operating assets and liabilities of $2.5 million, primarily related to accounts payable and accrued expenses, partially offset by a $0.2 million increase in net loss, after giving effect to adjustments made for non-cash transactions, for the three months ended March 31, 2024 compared to the same period in 2023.

Net Cash Used in Investing Activities

We used approximately $0.1 million to pay for the purchases of property and equipment during the three months ended March 31, 2024.  There were no investing activities during the three months ended March 31, 2023.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2024 includes approximately $1.4 million of proceeds received from the second closing of the December 2023 convertible notes financing that occurred in January 2024.  There were no financing activities during the three months ended March 31, 2023.

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

On May 3, 2024, we received a notice from the sublessor regarding past due rent payments of approximately $2.3 million, including our share of amounts related to property taxes and common area maintenance costs, that we have not paid for the months of February, March, April and May 2024.  Failure to pay the past due rent payments in full, plus approximately $70,000 in late fees and interest, within five business days from the date of the notice constitutes an event of default under the sublease. We had discussions with the Sublessor subsequent to receiving notice about remedying the event of default, and as a result of those discussions, we did not pay any of the past due rent payments or any of the late fees or interest within such five business day period. We also have been in, and intend to continue, discussions with the sublessor to renegotiate the terms of the sublease, which may include, among other things, deferment of rent payments and/or a reduction of the lease term, square footage, and/or base rent.

If an event of default exists under the sublease, beyond applicable notice and cure periods, the sublessor may draw down the letter of credit and use, apply or retain such portion of the proceeds from the letter of credit as may be necessary (i) for the payment of any rent or any other sum in default, (ii) for the payment of any other amount which the sublessor may, in accordance with the terms of the sublease, spend or become obligated to spend by reason of our default, or (iii) to compensate the sublessor, in accordance with the terms of the sublease, for any other loss or damage which the sublessor may suffer by reason of our default, including costs and reasonable attorneys’ fees incurred by the sublessor to recover possession of the premises following a default by us. As of the date of filing of this report, the sublessor has not drawn down on the letter of credit. The use or application of the proceeds from the letter of credit or any portion thereof does not prevent the sublessor from exercising any other right or remedy provided under the sublease or under law. If any portion of the letter of credit is so used or applied, we must, upon demand therefor, amend the letter of credit, provide an additional letter of credit or deposit cash with the sublessor, in each such case in an amount sufficient to restore the security deposit within 10 business days to the appropriate amount. See the risk factor titled, “Our monthly rent payment obligations under our sublease are significant and we currently owe approximately $2.3 million in past due rent. An event of default under our sublease could be an event of default under our outstanding convertible notes,” in Item 1A. Risk Factors of Part II of this report.

Convertible Notes

As of the date of this report, the aggregate amount outstanding under our convertible notes, including accrued interest that has been paid in-kind, is $18.5 million, of which $9.0 million and $9.5 million relates to the July 2023 convertible notes and the December 2023 convertible notes, respectively. Unless earlier called for redemption by the holders thereof, the convertible notes mature on the five-year anniversary of their date of issuance.  We may not redeem any of the convertible notes prior to maturity.  See Note 4 to the accompanying condensed consolidated financial statements for additional information. See also the risk factor titled, “Our monthly rent payment obligations under our sublease are significant and we currently owe approximately $2.3 million in past due rent. An event of default under our sublease could be an event of default under our outstanding convertible notes,” in Item 1A. Risk Factors of Part II of this report.

Critical Accounting Estimates

There were no significant changes in our critical accounting estimates during the three months ended March 31, 2024 from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the 2023 10-K.

Recent Accounting Pronouncements

No new Accounting Standards Updates have been issued by the Financial Accounting Standards Board since January 1, 2024 that would apply to us that are not disclosed in the 2023 10-K.

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

The material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.  As of March 31, 2024, we continue to season and enhance such controls to ensure that they will continue to operate effectively for a sufficient period of time before management can make conclusions on the operating effectiveness.

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

The information set forth under “Note 10—Commitments and Contingencies—Legal Matters” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated in this Item 1 by reference.

From time to time we may become involved in legal proceedings arising in the ordinary course of business. Except as described above, we do not believe there is any litigation pending that could have, individually or in the aggregate, a material adverse effect on our results of operations, financial condition or cash flows.

Item 1A.	Risk Factors.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in our 2023 10-K, in addition to other information in this report, when evaluating our business and before deciding whether to purchase, hold or sell shares of our common stock. Each of these risks and uncertainties, as well as additional risks and uncertainties not presently known to us or that we currently consider immaterial, could harm our business, financial condition, results of operations and/or growth prospects, as well as adversely affect the market price of our common stock, in which case you may lose all or part of your investment. There have been no material changes to the risk factors described in the 2023 10-K, except as follows:

Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our common stock.

As previously reported, we received a notice (the “Notice”) from the Listing Qualifications Staff (“Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) stating that we are not in compliance with Nasdaq Listing Rule 5550(b)(1) because we reported stockholders’ equity of less than $2.5 million as of December 31, 2024. Our stockholders’ equity was $2.2 million as of December 31, 2024. The Notice had no immediate effect on our Nasdaq listing.

We submitted a plan to the Staff advising of actions we have taken or will take to regain compliance with Nasdaq Listing Rule 5550(b)(1).  If the Staff determines to accept the plan, the Staff can grant us an extension of up to 180 calendar days from the date of the Notice to regain compliance. If the plan is not accepted or if we are unable to regain compliance within any extension period granted by Nasdaq, Nasdaq would be required to issue a delisting determination. In such event, we may be entitled to request a hearing before a Nasdaq Hearings Panel to appeal such determination.

We can provide no assurance that our plan to regain compliance with Nasdaq Listing Rule 5550(b)(1) will be accepted by Nasdaq, or if accepted, that we will be able to regain compliance with Nasdaq Listing Rule 5550(b)(1) within any extension period granted by Nasdaq, or that we will be able to continue to satisfy any other continued listing requirements of Nasdaq.

If our common stock is delisted by Nasdaq, and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, then we could face significant material adverse consequences, including: a material reduction in the liquidity of our common stock and a corresponding material reduction in the trading price of our common stock; a more limited market quotations for our securities; a determination that our common stock is a “penny stock” that requires brokers to adhere to more stringent rules and possibly resulting in a reduced level of trading activity in the secondary trading market for our securities; more limited research coverage by stock analysts; loss of reputation; more difficult and more expensive equity financings in the future; the potential loss of confidence by investors; and fewer business development opportunities.

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

Our monthly rent payment obligations under our sublease are significant and we currently owe approximately $2.3 million in past due rent. An event of default under our sublease could be an event of default under our outstanding convertible notes.

The remaining term of our sublease for office and laboratory space in Somerville, Massachusetts is approximately 9.6 years, and our base rent obligations over the remaining term is estimated to be approximately $61.7 million, plus our share of the sublessor’s parking spaces and operating expenses. Our base rent obligations under the sublease during 2024 are expected to be $0.5 million per month. We have not paid our rent obligations under the sublease for February, March, April or May 2024, and, as of the date of filing this report, we owe approximately $2.3 million in past due rent, including our share of amounts related to property taxes and common area maintenance costs.

Under the sublease, an event of default exists if we fail to pay any installment of rent or other charge or money obligation when due and such default continues for five business days after written notice from the sublessor thereof; except that such notice and cure period does not apply after the first two occasions during any consecutive 12-month period in which a default notice for such a failure is given to us.

On May 3, 2024, we received a notice, dated May 2, 2024, from the sublessor stating that we have past due rent payments of approximately $2.3 million, including our share of amounts related to property taxes and common area maintenance costs, for the months of February, March, April and May 2024.  Failure to pay the past due rent payments in full, plus approximately $70,000 in late fees and interest, within five business days from the date of the notice will constitute an event of default under the sublease. We had discussions with the Sublessor subsequent to receiving notice about remedying the event of default, and as a result of those discussions, we did not pay any of the past due rent payments or any of the late fees or interest within such five business day period. We also have been in, and intend to continue, discussions with the sublessor renegotiate the terms of the sublease, which may include, among other things, deferment of rent payments and/or a reduction of the lease term, square footage, and/or base rent.

As part of the sublease, we delivered a security deposit in the form of a letter of credit in the amount of $4.1 million. The letter of credit was issued by our commercial bank, which required that we cash collateralize the letter of credit with $4.1 million of cash deposited in a restricted account maintained by such bank.

If we default, beyond applicable notice and cure periods, with respect to any provision of the sublease, including the provisions relating to the payment of rent, the sublessor may draw down the letter of credit and use, apply or retain such portion of the proceeds from the letter of credit as may be necessary (i) for the payment of any rent or any other sum in default, (ii) for the payment of any other amount which the sublessor may, in accordance with the terms of the sublease, spend or become obligated to spend by reason of our default, or (iii) to compensate the sublessor, in accordance with the terms of the sublease, for any other loss or damage which the sublessor may suffer by reason of our default, including costs and reasonable attorneys’ fees incurred by the sublessor to recover possession of the premises following a default by us. The use or application of the proceeds from the letter of credit or any portion thereof does not prevent the sublessor from exercising any other right or remedy provided under the sublease or under law. If any portion of the letter of credit is so used or applied, we must, upon demand therefor, amend the letter of credit, provide an additional letter of credit or deposit cash with the sublessor, in each such case in an amount sufficient to restore the security deposit within 10 business days to the appropriate amount.

If we seek to terminate the sublease, we may nonetheless be required to perform our obligations under the sublease including, among other things, paying the base rent for the balance of the term if we cannot negotiate a mutually acceptable termination payment.

As mentioned above, we have been, and continue to be, in discussions with the sublessor to remedy the existing event of default under the sublease and to renegotiate the terms of the sublease, which may include, among other things, deferment of rent and/or a reduction of the lease term, square footage, and/or base rent. However, no assurances can be given that we will succeed in remedying the existing event of default or renegotiating any of the terms of the sublease. Moreover, an event of default under our outstanding convertible notes includes (i) a final judgment for the payment of money aggregating in excess of $2.0 million rendered against us which is not, within 45 days after the entry thereof, bonded, discharged or stayed pending appeal, or are not discharged within 45 days after the expiration of such stay, and (ii) a material adverse effect on our results of operations, assets, business, prospects or condition (financial or otherwise). If an event of default were found to exist under our convertible notes, the holders thereof may require us to redeem all or any portion of their convertible notes. As of the date of the filing of this report, the aggregate amount outstanding under our convertible notes, including accrued interest that has been paid in-kind, is $18.5 million. In the event of default under our sublease and/or our convertible notes, we could have to file for bankruptcy or cease operations. See the risk factor titled, “We will require substantial additional capital to fund our operations and execute our business strategy, and we may not be able to raise adequate capital on a timely basis, on favorable terms, or at all,” in Part I, Item 1A of the 2023 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

(a)  None.

(b)  None.

(c)  During the quarter covered by this report, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6.	Exhibits

Exhibit	Description	Incorporated By Reference
10.1*	Inducement Stock Option Award Agreement entered into with Sanjeev Luther	Exhibit 99.1 to Form S-8 filed on January 16, 2024

10.2*	Employment Agreement, dated as of December 19, 2023, by and among Eterna Therapeutics Inc. and Sanjeev Luther.	Exhibit 10.3 to Form 8-K filed on December 20, 2023

10.3*	Employment Agreement, effective January 1, 2023, by and among Eterna Therapeutics Inc. and Dorothy Clarke.	Exhibit 10.16 to Form 10-K filed on March 14, 2024

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*  Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ETERNA THERAPEUTICS INC.

Date: May 14, 2024	By:	/s/ Sanjeev Luther
Sanjeev Luther
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2024	By:	/s/ Sandra Gurrola
Sandra Gurrola
Senior Vice President of Finance
(Principal Financial Officer and Principal Accounting Officer)