Form 10-Q
period 2024-06-30
Eterna Therapeutics Inc.
filed 2024-08-13
CIK 748592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 9, 2024, the registrant had outstanding 5,410,588 shares of common stock, $0.005 par value per share.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ETERNA THERAPEUTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

(unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash	$2,586	$7,575
Other receivables	228	425
Prepaid expenses and other current assets	769	1,599
Total current assets	3,583	9,599
Restricted cash	4,095	4,095
Property and equipment, net	654	493
Right-of-use assets - operating leases	35,990	32,781
Goodwill	2,044	2,044
Other assets	120	120
Total assets	$46,486	$49,132

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$2,193	$1,067
Accrued expenses	2,389	1,893
Income taxes payable	7	2
Operating lease liabilities, current	4,266	2,216
Due to related party, current	331	1,205
Deferred revenue, current	189	190
Other current liabilities	225	-
Total current liabilities	9,600	6,573
Convertible notes, net	8,895	6,773
Warrant liabilities	50	116
Operating lease liabilities, non-current	36,044	32,854
Deferred revenue, non-current	298	392
Contingent consideration liability	41	107
Other liabilities	84	84
Total liabilities	55,012	46,899

Stockholders’ (deficit) equity:
Preferred stock, $0.005 par value, 1,000 shares authorized, 156 designated and outstanding of Series A convertible preferred stock at June 30, 2024 and December 31, 2023, $156 liquidation preference	1	1
Common stock, $0.005 par value, 100,000 shares authorized at June 30, 2024 and December 31, 2023; 5,411 and 5,410 issued and outstanding at June 30, 2024 and December 31, 2023, respectively	27	27
Additional paid-in capital	190,611	189,186
Accumulated deficit	(199,165)	(186,981)
Total stockholders’ (deficit) equity	(8,526)	2,233

Total liabilities and stockholders’ (deficit) equity	$46,486	$49,132

The accompanying notes are an integral part of these condensed consolidated financial statements.

ETERNA THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue	$47	$-	$94	$-
Cost of revenues	95	-	156	50
Gross loss	(48)	-	(62)	(50)

Operating expenses:
Research and development	987	1,499	2,445	3,173
General and administrative	3,896	2,590	8,211	6,182
Acquisition of Exacis in-process research and development	-	460	-	460
Total operating expenses	4,883	4,549	10,656	9,815
Loss from operations	(4,931)	(4,549)	(10,718)	(9,865)

Other (expense) income, net:
Change in fair value of warrant liabilities	136	191	66	146
Change in fair value of contingent consideration	66	118	66	118
Loss on non-controlling investment	-	(8)	-	(59)
Interest (expense) income, net	(797)	24	(1,583)	25
Other expense, net	-	(280)	-	(280)
Total other (expense) income, net	(595)	45	(1,451)	(50)
Loss before income taxes	(5,526)	(4,504)	(12,169)	(9,915)
Provision for income taxes	(3)	(4)	(7)	(9)
Net loss	(5,529)	(4,508)	(12,176)	(9,924)
Series A preferred stock dividend	(8)	(8)	(8)	(8)
Net loss attributable to common stockholders	$(5,537)	$(4,516)	$(12,184)	$(9,932)
Net loss per common share - basic and diluted	$(1.02)	$(0.85)	$(2.25)	$(1.90)
Weighted average shares outstanding - basic and diluted	5,410	5,303	5,410	5,215

The accompanying notes are an integral part of these condensed consolidated financial statements.

ETERNA THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

For the three and six months ended June 30, 2024 and 2023 (unaudited)

(in thousands)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at April 1, 2024	156	$1	5,410	$27	$190,188	$(193,628)	$(3,412)
Issuance of common stock from vested restricted stock units	-	-	1	-	-	-	-
Stock-based compensation	-	-	-	-	423	-	423
Cash dividends to Series A preferred stockholders	-	-	-	-	-	(8)	(8)
Net loss	-	-	-	-	-	(5,529)	(5,529)
Balances at June 30, 2024	156	$1	5,411	$27	$190,611	$(199,165)	$(8,526)

Balances at January 1, 2024	156	$1	5,410	$27	$189,186	$(186,981)	$2,233
Issuance of note warrants	-	-	-	-	720	-	720
Issuance of common stock from vested restricted stock units	-	-	1	-	-	-	-
Stock-based compensation	-	-	-	-	705	-	705
Cash dividends to Series A preferred stockholders	-	-	-	-	-	(8)	(8)
Net loss	-	-	-	-	-	(12,176)	(12,176)
Balances at June 30, 2024	156	$1	5,411	$27	$190,611	$(199,165)	$(8,526)

Balances at April 1, 2023	156	$1	5,127	$26	$178,066	$(170,713)	$7,380
Issuance of common stock in connection with Exacis asset acquisition	-	-	69	-	208	-	208
Issuance of common stock related to stock purchase agreement with Lincoln Park Capital Fund, LLC, net	-	-	214	1	579	-	580
Cash dividends to Series A preferred stockholders	-	-	-	-	-	(8)	(8)
Stock-based compensation	-	-	-	-	214	-	214
Net loss	-	-	-	-	-	(4,508)	(4,508)
Balances at June 30, 2023	156	$1	5,410	$27	$179,067	$(175,229)	$3,866

Balances at January 1, 2023	156	$1	5,127	$26	$177,377	$(165,297)	$12,107
Issuance of common stock in connection with Exacis asset acquisition	-	-	69	-	208	-	208
Issuance of common stock related to stock purchase agreement with Lincoln Park Capital Fund, LLC, net	-	-	214	1	579	-	580
Cash dividends to Series A preferred stockholders	-	-	-	-	-	(8)	(8)
Stock-based compensation	-	-	-	-	903	-	903
Net loss	-	-	-	-	-	(9,924)	(9,924)
Balances at June 30, 2023	156	$1	5,410	$27	$179,067	$(175,229)	$3,866

The accompanying notes are an integral part of these condensed consolidated financial statements.

ETERNA THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	For the six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(12,176)	$(9,924)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	83	42
Stock-based compensation	705	903
Commitment shares issued to Lincoln Park Capital, LLC	-	249
Loss on shares sold to Lincoln Park Capital, LLC	-	11
Non-cash component of acquisition of Exacis in-process research and development	-	433
Amortization of right-of-use asset	1,036	83
(Gain) loss on disposal of fixed assets	(2)	1
Accrued interest expense	422	-
Paid-in-kind interest expense	407	-
Amortization of debt discount and debt issuance costs	919	-
Change in fair value of warrant liabilities	(66)	(146)
Change in fair value of contingent consideration liability	(66)	(118)
Loss on non-controlling investment	-	59
Changes in operating assets and liabilities:
Other receivables	197	(33)
Prepaid expenses and other current assets	734	214
Other non-current assets	1	(481)
Accounts payable and accrued expenses	1,549	(454)
Operating lease liability	995	(215)
Due to related party	(874)	(875)
Deferred revenue	(95)	250
Other liabilities	225	80
Net cash used in operating activities	(6,006)	(9,921)
Cash flows from investing activities:
Purchase of property and equipment	(350)	-
Proceeds received from the sale of fixed assets	4	-
Net cash used in investing activities	(346)	-
Cash flows from financing activities:
Proceeds received from the convertible notes financing	1,405	-
Fees paid related to the convertible notes financing	(34)	-
Proceeds from sale of common stock pursuant to stock purchase agreement with Lincoln Park Capital Fund, LLC	-	320
Dividends paid to Series A preferred stockholders	(8)	(8)
Net cash provided by financing activities	1,363	312
Net decrease in cash and cash equivalents	(4,989)	(9,609)
Cash, cash equivalents and restricted cash at beginning of period	11,670	15,541
Cash, cash equivalents and restricted cash at end of period	$6,681	$5,932

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6	$13
Income taxes	$2	$4

Supplemental disclosure of non-cash investing and financing activities:
Note warrants issued	$755	$-
Unpaid fees incurred in connection with the December 2023 financing	$32	$-
Paid in-kind interest added to convertible notes principal	$584	$-
Adjustment to lease liability and ROU asset due to remeasurement	$4,245	$-
Property and equipment purchased but not paid	$18	$-
Initial measurement of ROU assets	$-	$34,410
Initial measurement of lease liability	$-	$34,169
Contingent consideration for Exacis asset acquisition	$-	$225
Issuance of common stock for Exacis asset acquisition	$-	$208

Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$2,586	$1,837
Restricted cash	4,095	4,095
Total cash, cash equivalents and restricted cash at end of period	$6,681	$5,932

The accompanying notes are an integral part of these condensed consolidated financial statements.

ETERNA THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1) DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Eterna Therapeutics Inc. is a life science company committed to realizing the potential of mRNA cell engineering to provide patients with transformational new medicines. Eterna has in-licensed a portfolio of over 100 patents covering key mRNA cell engineering technologies, including technologies for mRNA cell reprogramming, mRNA gene editing, the NoveSliceTM and UltraSliceTM gene-editing proteins, and the ToRNAdoTM mRNA delivery system, which Eterna collectively refers to as our “mRNA technology platform.” Eterna refers to aspects of its mRNA technology platform as “mRNA delivery,” “mRNA gene editing” and “mRNA cell reprogramming.” Eterna licenses its mRNA technology platform from Factor Bioscience Limited (“Factor Limited”) under an exclusive license agreement. As used herein, the “Company” or “Eterna” refers collectively to Eterna and its consolidated subsidiaries (Eterna Therapeutics LLC, Novellus, Inc. and Novellus Therapeutics Limited) unless otherwise stated or the context otherwise requires.

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

These condensed consolidated financial statements should be read together with the audited consolidated financial statements and notes thereto contained in Eterna’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2024, as amended by the Form 10-K/A filed with the SEC on March 18, 2024 (as amended, the “2023 10-K”). The accompanying condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited financial statements contained in the 2023 10-K but does not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2024, or any other period.

Reclassifications

Certain reclassifications have been made to the Company’s prior year amounts to conform to the current year presentation.

2) LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred significant operating losses and has an accumulated deficit as a result of its efforts to develop product candidates, including conducting clinical trials and providing general and administrative support for operations. As of June 30, 2024, the Company had an unrestricted cash balance of approximately $2.6 million and an accumulated deficit of approximately $199.2 million. For the three and six months ended June 30, 2024, the Company incurred a net loss of $5.5 million and $12.2 million, respectively, and for the six months ended June 30, 2024, the Company used cash of $6.0 million in operating activities.

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

On August 5, 2024, the sublessor drew down on the letter of credit for the full $4.1 million to cover past due rent, plus penalties and interest. On August 9, 2024 the Company and the sublessor entered into a sublease termination agreement, effective August 31, 2024. See Note 8 for additional information regarding the sublease, and see Note 17 for additional information regarding the sublease termination agreement.

In April 2023, the Company entered into a standby equity purchase agreement (the “SEPA”) and a registration rights agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park committed to purchase up to $10.0 million of the Company’s common stock in an “equity line” financing arrangement. During the year ended December 31, 2023, the Company issued and sold approximately 214,000 shares of common stock under the SEPA for gross proceeds of $0.3 million. No shares have been sold under the SEPA during the three and six months ended June 30, 2024.

In July and December 2023, the Company received $16.5 million in aggregate gross proceeds from the issuance of convertible notes and in January 2024 received an additional $1.4 million in gross proceeds from the issuance of additional convertible notes. See Note 5 for additional information regarding these financings.

In connection with preparing the accompanying condensed consolidated financial statements as of and for the three and six months ended June 30, 2024, the Company’s management concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern because it does not expect to have sufficient cash or working capital resources to fund operations for the twelve-month period subsequent to the issuance date of these condensed consolidated financial statements. The Company will need to raise additional capital, which could be through the sales of shares of its common stock under the SEPA, public or private equity offerings, debt financings, out-licensing the Company’s intellectual property, strategic partnerships or other means. Other than the SEPA, the Company currently has no arrangements for capital, and no assurances can be given that it will be able to raise capital when needed, on acceptable terms, or at all.

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

3) ASSET ACQUISITION

On April 26, 2023, the Company entered into an asset purchase agreement (the “Exacis Purchase Agreement”), with Exacis Biotherapeutics Inc. (“Exacis”), the stockholders party thereto and, with respect to specified provisions therein, Factor Limited. Pursuant to the Exacis Purchase Agreement, the Company acquired from Exacis substantially all of Exacis’ intellectual property assets (the “Exacis Assets”), including all of Exacis’ right, title and interest in and to an exclusive license agreement by and between Exacis and Factor Limited (the “Purchased License”). The Company assumed none of Exacis’ liabilities, other than liabilities under the Purchased License that accrue subsequent to the closing date. The transactions contemplated by the Exacis Purchase Agreement (the “Exacis Acquisition”) closed on April 26, 2023.

In consideration for the Exacis Assets, on the closing date of the transaction, the Company issued to Exacis an aggregate of approximately 69,000 shares of common stock, which shares were subject to a 12-month lockup that expired in April 2024. The shares were issued to Exacis at a price based on the Company having an assumed equity valuation of $75.0 million, divided by the number of issued and outstanding shares of common stock as of the close of business two trading days prior to the closing date. For accounting purposes, the shares issued were valued at $3.00 per share, which was the closing price of the Company’s common stock on the date of issuance. The Company additionally agreed to make the following contingent payments:

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

Lineage will make payments to the Company for the cell line customization activities over the development period. The Company will only earn the remaining full amount of the cell line customization fee if it makes certain progress towards delivery of the customized cell line. The Company has determined that $0.4 million of consideration received could be recognized without the probability of being reversed, and it has placed a constraint on the remaining contractual customization fee. The $0.4 million is being recognized equally over the development period, which is expected to be approximately 20 to 25 months, as the level of effort to perform the services is happening at the same rate over time. If the development period is expected to be longer or shorter than originally planned, the Company will recognize a cumulative catch-up adjustment in the period that such determination is made. For the three and six months ended June 30, 2024, the Company recognized less than $0.1 million and $0.1 million of revenue, respectively, for the customization activities. The Company did not recognize any revenue for either of the three or six months ended June 30, 2023.

The granting of the license that the Company may provide to Lineage if Lineage exercises the Option Right is not considered a performance obligation at this time, as it is an optional request that the customer may make in the future and will be accounted for as a separate contract when the customer exercises the Option Right.

The Company recognizes direct labor and supplies used in the customization activities as incurred and are recorded as a cost of revenue. As provided for in the A&R Factor License Agreement discussed in Note 9, the Company is obligated to pay Factor Limited 20% of any amounts the Company receives from a customer that is related to the licensed technology under the A&R Factor License Agreement, which is also recorded as a cost of revenue. For the six months ended June 30, 2023, the Company recognized less than $0.1 million in license fees, which is recorded in cost of revenues, due to Factor Limited as a result of receiving the $0.3 million Option Fee payment from Lineage. There was no such license fee incurred during the three months ended June 30, 2023 or during the three or six months ended June 30, 2024.

5) CONVERTIBLE NOTES FINANCINGS

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

See Note 13 for more information on the note warrants.

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

At the option of the holders, the convertible notes may be converted from time-to-time in whole or in part into shares of the Company’s common stock at an initial conversion rate of, with respect to the July 2023 convertible notes, $2.86 per share and, with respect to the December 2023 convertible notes, $1.9194 per share, subject to customary adjustments for stock splits, stock dividends, recapitalization and the like. As of June 30, 2024, none of the convertible notes were converted into shares of common stock.

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

The convertible notes provide for customary events of default which include (subject in certain cases to customary grace and cure periods), among others: nonpayment of principal or interest, breach of covenants or other agreements in the convertible notes; the occurrence of a material adverse effect event (as defined in the related securities purchase agreement) and certain events of bankruptcy. Generally, if an undisputed event of default occurs and is continuing under the convertible notes, the holder thereof may require the Company to redeem some or all of their convertible notes at a redemption price equal to 100% of the principal amount of the convertible notes being redeemed, plus accrued and unpaid interest thereon. As of June 30, 2024, there were no events of default that occurred under the convertible notes.

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

	Relative	Allocation	Allocation of Proceeds and Costs		Allocation of Proceeds,
	Fair Value	Percentage	Proceeds	Costs	Net
Convertible notes	$1,750	46.24%	$650	$(31)	$619
Note warrants	2,035	53.76%	755	(35)	720
	$3,785	100.00%	$1,405	$(66)	$1,339

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

The following table shows the activity that occurred during the six months ended June 30, 2024 for the convertible notes on the accompanying condensed consolidated balance sheet:

	Gross convertible notes	Debt discount and debt issuance costs	Convertible notes, net

Beginning balance as of January 1, 2024	$16,616	$(9,843)	$6,773
December 2023 notes issued in January 2024	1,405	(786)	619
Paid-in-kind interest added to principal	584	-	584
Amortization of debt discount and debt issuance costs	-	919	919
Ending balance as of June 30, 2024	$18,605	$(9,710)	$8,895

To date, the Company has elected to pay in-kind the accrued interest payable on the convertible notes and has added the accrued and unpaid interest to the principal amount of the applicable convertible note. For the three months ended June 30, 2024, the Company has recognized approximately $0.9 million in interest expense for the convertible notes, which includes $0.5 million for the amortization of the debt discount and debt issuance costs and $0.4 million for accrued and unpaid interest on the convertible notes recorded in accrued expenses in the accompanying condensed consolidated balance sheet. For the six months ended June 30, 2024, the Company has recognized approximately $1.7 million in interest expense, which includes $0.9 million for the amortization of the debt discount and debt issuance costs, $0.4 million recorded for accrued and unpaid interest on the convertible notes recorded in accrued expenses in the accompanying condensed consolidated balance sheet and $0.4 million of accrued interest that was paid in-kind and added to the principal of the convertible notes.

6) FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company issued approximately 343,000 warrants in connection with a private placement during the first quarter of 2022 (the “Q1-22 warrants”), which were determined to be classified as a liability. The Company also recorded the Market Cap Contingent Consideration liability related to the Exacis Acquisition. See Note 3 for more information related to the Exacis Acquisition. Both of these liabilities are remeasured at each reporting period, with changes in their fair values recognized in earnings.

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

The following tables summarize the liabilities that are measured at fair value as of June 30, 2024 and December 31, 2023 (in thousands):

Description	Level	June 30, 2024	December 31, 2023
Liabilities:
Warrant liabilities - Q1-22 warrants	3	$50	$116
Market Cap Contingent Consideration	3	$41	$107

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

The following table presents the changes in the liabilities measured at fair value from January 1, 2024 through June 30, 2024 (in thousands):

	Warrant Liabilities	Contingent Consideration

Fair value at January 1, 2024	$116	$107
Change in fair value	(66)	(66)
Fair value at June 30, 2024	$50	$41

The table below is provided for comparative purposes only and presents information about the fair value of the Company’s convertible notes relative to the carrying values recognized in the condensed consolidated balance sheet as of June 30, 2024 and December 31, 2023 (in thousands).

		June 30, 2024		December 31, 2023
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible notes	3	$18,605	$22,470	$16,616	$17,594

The carrying value in the table above is shown before the allocation of the proceeds to the note warrants. The Company assesses the fair value of the convertible notes as of June 30, 2024 using a Monte Carlo simulation model and as of December 31, 2023 using a binomial model, both of which are considered a Level 3 measurement.

7) GOODWILL

In 2018, the Company acquired IRX Therapeutics (“IRX”), which was accounted for as a business combination. The Company recorded goodwill in the amount of $2.0 million related to the IRX acquisition. Goodwill is not amortized but is tested for impairment annually, or more frequently if the Company becomes aware of any events occurring or changes in circumstances that indicate that the fair value of the entity is less than its carrying value. As of June 30, 2024, the Company did not identify potential triggering events that could indicate that the fair value of the entity is less than its carrying value and determined there were no such events that occurred.

8) LEASES

The Company currently has operating leases for office and laboratory space in the borough of Manhattan in New York, New York, and Cambridge, Massachusetts, which expire in 2026 and 2028, respectively.

In addition, in October 2022, the Company entered into a sublease with a subsidiary of Bristol-Myers Squibb Company, as sublessor (“Sublessor”), for office, laboratory and research and development space of approximately 45,500 square feet in Somerville, Massachusetts. The sublease provides for base rental payments of approximately $0.5 million per month as well as monthly payments for parking and the Company’s share of traditional lease expenses, including certain taxes, operating expenses and utilities. The Company paid the Sublessor a security deposit in the form of a letter of credit in the amount of approximately $4.1 million.

The Sublessor provided the Company with a tenant improvement allowance (“TIA”) of $190 per rentable square foot, or $8.6 million. As of June 30, 2024, the Company received the entire $8.6 million TIA. The Company incurred out-of-pocket tenant improvements costs of approximately $1.6 million, which were in excess of the $8.6 million TIA.

On May 3, 2024, the Company received a notice from the Sublessor regarding past due rent payments of approximately $2.3 million, including amounts related to property taxes and common area maintenance costs, that the Company did not pay for the months of February, March, April and May 2024. Failure to pay the past due rent payments in full, plus approximately $70,000 in late fees and interest, within five business days from the date of the notice constitutes an event of default under the sublease.

The Company also did not pay the rent for June, July or August 2024, and as of August 1, 2024, owed approximately $4.0 million in the aggregate in past due rent. On August 5, 2024, the Sublessor drew down on the letter of credit for the full $4.1 million to cover the approximately $4.0 million of past due rent payments, plus interest and penalties.

On August 9, 2024, the Company and Sublessor entered into a sublease termination agreement, effective August 31, 2024. The sublease was originally scheduled to expire in 2033. See Note 17 for more information on the sublease termination agreement.

For the three and six months ended June 30, 2024 and 2023, the net operating lease expenses were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Operating lease expense	$1,633	$67	$3,269	$135
Sublease income	(21)	(21)	(42)	(42)
Variable lease expense	332	7	663	12
Total lease expense	$1,944	$53	$3,890	$105

The tables below show the beginning balances of the operating ROU assets and lease liabilities as of January 1, 2024 and the ending balances as of June 30, 2024, including the changes during the period (in thousands).

Operating Lease ROU Assets

Operating lease ROU assets at January 1, 2024	$32,781
Adjustment to ROU asset for remeasurement of Somerville Sublease liability	4,245
Amortization of operating lease ROU assets	(1,036)
Operating lease ROU assets at June 30, 2024	$35,990

Operating Lease Liabilities
Operating lease liabilities at January 1, 2024	$35,070
Adjustment to lease liability due to remeasurement of Somerville Sublease	4,245
Accretion of interest for Somerville Sublease	1,787
Principal payments on operating lease liabilities	(792)
Operating lease liabilities at June 30, 2024	40,310
Less non-current portion	36,044
Current portion at June 30, 2024	$4,266

As of June 30, 2024, the Company’s operating leases had a weighted-average remaining life of 9.3 years with a weighted-average discount rate of 11.07%. The maturities of the operating lease liabilities are as follows (in thousands):

As of June 30, 2024
2024	$5,305
2025	6,075
2026	6,238
2027	6,308
2028	6,406
Thereafter	33,879
Total payments	64,211
Less imputed interest	(23,901)
Total operating lease liabilities	$40,310

9) ACCRUED EXPENSES

Accrued expenses at June 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Somerville facility	$547	$218
Legal fees	545	643
Convertible notes interest	422	176
Professional fees	229	239
Accrued compensation	134	109
Other	512	508
Total accrued expenses	$2,389	$1,893

10) RELATED PARTY TRANSACTIONS

Agreements with Factor Bioscience Inc. and Affiliates

As of June 30, 2024, the Company had the agreements described below with Factor Bioscience Inc. and/or Dr. Matthew Angel. These agreements have been deemed related party transactions because the Company’s former chief executive officer, Dr. Angel, is the chairman and chief executive officer of Factor Bioscience Inc. and a director of its subsidiary, Factor Bioscience Limited (“Factor Limited” and together with Factor Bioscience Inc. and its other affiliates, “Factor Bioscience”). Dr. Angel resigned as the Company’s chief executive officer effective December 31, 2023.

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

Under the terms of an amendment to WO1, the Company may terminate WO1 on or after the second anniversary of the date of the MSA, subject to providing Factor Bioscience with 75 days’ prior notice if such notice is provided no later than June 30, 2024. On June 26, 2024, the Company provided Factor Bioscience with its notice to terminate WO1, which will be effective on September 9, 2024.

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

Because the License Fee Obligation was conditionally waived until the Company paid Factor Bioscience a minimum of $3.5 million under the MSA, the Company recorded a liability of $3.5 million. As of June 30, 2024, there was approximately $0.3 million of the unamortized License Fee Obligation remaining, which is recorded on the accompanying condensed consolidated balance sheet in the “due to related party, current” line item.

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

Exacis Asset Acquisition

On April 26, 2023, the Company closed the Exacis Acquisition. See Note 3 for additional information.

The Exacis Acquisition was deemed a related party transaction because, at the time of the acquisition, (i) Dr. Gregory Fiore was both the chief executive officer of Exacis and a member of the Company’s board of directors, (ii) Dr. Angel was both the Company’s chief executive officer and chairman of Exacis’ scientific advisory board, and (iii) an affiliate of Factor Bioscience was the majority stockholder of Exacis.

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

On November 15, 2022, prior to a decision on Westman’s and Sowyrda’s motion to compel or stay, the parties agreed to voluntarily dismiss and consolidate the Delaware Actions with this action. On December 15, 2022, Sowyrda filed an Amended Answer to the Amended Complaint, asserted affirmative defenses and filed Amended Counterclaims against Dr. Angel, Dr. Rohde, Novellus LLC, Novellus Inc., Factor Bioscience Inc., and Eterna Therapeutics Inc. (collectively, the “Counterclaim Defendants”) alleging against various Counterclaim Defendants breach of contract, breaches of the implied duty of good faith and fair dealing, breaches of fiduciary duty, breaches of the operating agreement, aiding and abetting breaches of fiduciary duty, tortious interference with contract, equitable accounting, violations of the Massachusetts Wage Act, Massachusetts Minimum Fair Wage Law, the Fair Labor Standards Act, unjust enrichment, and quantum meruit. Also on December 15, 2022, Westman filed an answer to the Amended Complaint and asserted similar counterclaims against the same Counterclaim Defendants. Westman and Sowyrda each asserted claims for indemnification and/or advancement against Novellus, Inc. On January 11, 2023, Westman and Sowyrda served a joint motion to enforce their advancement and/or indemnification rights against Novellus Inc. Novellus Inc. vigorously opposes this motion and served its opposition on January 27, 2023. On February 8, 2023, Westman and Sowyrda served a reply in support of their motion to enforce indemnification/advancement rights, and submitted the motion to the Court. Novellus Inc. answered Westman and Sowyrda’s counterclaims on January 27, 2023, denying liability. The remaining Counterclaim Defendants served a motion to dismiss most of the remaining counterclaims on January 27, 2023. The Court entered an order granting the Counterclaim Defendants’ motion to dismiss and denying Sowyrda and Westman’s motion to enforce on June 15, 2023. The Court’s order dismissed all of Westman’s claims against Counterclaim Defendants except his claim for indemnification, and all of Sowyrda’s claims except his claim for indemnification and his employment-related claims, which Counterclaim Defendants did not move to dismiss. On July 6, 2023, Westman and Sowyrda filed a petition for interlocutory review with a single justice of the Massachusetts Appeals Court, seeking to overturn the judge’s decision granting the Counterclaim Defendants’ motion to dismiss most of the remaining counterclaims, but not the decision denying Westman and Sowyrda’s motion to enforce advancement rights. On July 25, 2023, the parties to the appeal filed a joint motion to the single justice in the appellate court to stay the appeal to allow for amended counterclaims to be filed by Counterclaim Plaintiffs and a motion to dismiss to be filed by Counterclaim Defendants. Counterclaim Plaintiffs filed an initial set of amended counterclaims on August 15, 2023. Counterclaim Plaintiffs amended and refiled their amended counterclaims on September 29, 2023. Counterclaim Defendants served their motion to dismiss all of the amended counterclaims, except for Sowyrda’s employment-related claims, on October 13, 2023. On June 13, 2024, the motion to dismiss was denied and the court set a schedule for discovery limited to a threshold factual issue. Discovery as to all other issues pertaining to the counterclaims was stayed. On July 15, 2024, Westman and Sowyrda requested that the single justice in the appellate court continue to stay the appeal pending the outcome of the limited discovery ordered by the Court. On July 31, 2024, Counterclaim Defendants and Sowyrda informed the Court that they had reached a settlement and requested that all claims pending between them be dismissed with prejudice, and on August 9, 2024, the Court approved the motion for approval of dismissal of all such claims with prejudice. Pursuant to the Court’s order, Counterclaim Defendants are engaged in limited discovery with Westman. A status conference has been set for September 12, 2024.

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

12) STOCK-BASED COMPENSATION

Stock Options

During the three and six months ended June 30, 2024 and 2023, the Company granted stock options to purchase the number of shares of the Company’s common stock set forth in the table below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Stock options granted	501	25	2,375	237

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

On April 26, 2024, the vesting terms of Mr. Luther’s stock option award were amended so that the stock option vests over three years, with 25% of the shares vesting on the first anniversary of the grant date and the remaining 75% of the shares will vest in equal monthly installments over the remaining two years, in each case, subject to continued service.

Since the only modification to Mr. Luther’s stock option award was to the vesting terms, there was no change to the fair value of the stock option and the total compensation cost was unchanged. However, the total compensation cost will now be recognized over three years rather than four years, and as a result, the Company recognized approximately $0.1 million in additional stock-based compensation expense during the three and six months ended June 30, 2024 as a result of the modification.

The Company recognizes stock-based compensation expense for stock options granted to employees, directors and certain consultants. The Company estimates the fair value of stock options using the Black-Scholes option pricing model. The fair value of stock options granted is recognized as expense over the requisite service period on a straight-lined basis.

The following weighted-average assumptions were used for stock options granted during the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Weighted average risk-free rate	4.32%	3.54%	4.45%	3.82%
Weighted average volatility	91.77%	96.09%	97.91%	95.15%
Dividend yield	0.00%	0%	0%	0%
Expected term	5.68 years	6.08 years	5.85 years	5.44 years

The per-share weighted average grant-date fair value of stock options granted during the three and six months ended June 30, 2024 and 2023 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Weighted average grant date fair value	$1.42	$1.64	$1.44	$2.99

Vesting of all stock options is subject to continuous service with the Company through the applicable vesting date. As of June 30, 2024, there were approximately 2,536,000 shares of the Company’s common stock subject to outstanding stock options.

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

In lieu of paying cash to satisfy withholding taxes due upon the settlement of vested RSUs, at the Company’s discretion, an employee may elect to have shares of common stock withheld that would otherwise be issued at settlement, the value of which is equal to the amount of withholding taxes payable. During the three and six months ended June 30, 2024 and 2023, less than 1,000 RSUs vested. As of June 30, 2024, there were less than 1,000 RSUs outstanding.

The Company did not grant RSUs during either of the three or six months ended June 30, 2024 and 2023.

Stock-Based Compensation Expense

For the three and six months ended June 30, 2024 and 2023, the Company recognized stock-based compensation expense as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Research and development	$15	$56	$61	$120
General and administrative	408	158	644	783
Total	$423	$214	$705	$903

13) WARRANTS

As discussed in Notes 5 and 6, respectively, the Company has previously issued the note warrants and the Q1-22 warrants. The Company also has warrants outstanding from a private placement completed in the fourth quarter of 2022 (the “Q4-22 warrants”).

As of June 30, 2024, the Company has the following warrants outstanding:

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
	20,386

As of June 30, 2024, the weighted average remaining contractual life of the warrants outstanding was 4.21 years and the weighted average exercise price was $2.05.

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

The following table presents the number of shares subject to outstanding warrants, stock options, RSUs, Series A convertible preferred stock and convertible notes that were excluded from the computation of diluted net loss per share of common stock for the three and six months ended June 30, 2024 and 2023, as their effect was anti-dilutive (in thousands):

	Three and six months ended June 30,
	2024	2023
Warrants	20,386	4,713
Convertible Notes converted into common stock	8,135	-
Stock options	2,536	522
Preferred stock converted into common stock	19	7
RSUs	-	1
Total potential common shares excluded from computation	31,076	5,243

15) STANDBY EQUITY PURCHASE AGREEMENT

On April 5, 2023, the Company entered into the SEPA with Lincoln Park, pursuant to which Lincoln Park committed to purchase up to $10.0 million of the Company’s common stock, subject to the terms and conditions contained in the appliable agreements. Such sales of common stock by the Company, if any, are subject to certain limitations set forth in the purchase agreement, and may occur from time to time, at the Company’s sole discretion, over a period of up to 24-months, commencing April 25, 2025, which was the date on which each of the conditions to the Lincoln Park’s purchase obligations set forth in the purchase agreement were initially satisfied. In consideration of Lincoln Park’s entry into the purchase agreement, the Company issued to Lincoln Park approximately 74,000 shares of common stock as commitment shares. The value of the commitment shares was recorded as a period expense and included in other expense, net, in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2023.

In April 2023, the Company filed a registration statement on Form S-1 (File No. 333-271279) to register the sale from time to time of up to 2,930,237 shares of the Company’s common stock by Lincoln Park, including the approximately 74,000 commitment shares, which was declared effective on April 24, 2023 (the “SEPA S-1”).

During the three and six months ended June 30, 2023, the Company issued and sold approximately 214,000 shares of common stock under the SEPA, including the approximately 74,000 commitment shares, for gross proceeds of $0.3 million. No shares have been sold under the SEPA during the three or six months ended June 30, 2024. As of June 30, 2024, there were approximately 2,716,000 shares remaining to be sold under the SEPA that are registered for resale by Lincoln Park under the SEPA S-1.

16) RECENT ACCOUNTING PRONOUNCEMENTS

No new Accounting Standards Updates have been issued by the Financial Accounting Standards Board since January 1, 2024 that would apply to the Company that are not disclosed in the 2023 10-K.

17) SUBSEQUENT EVENT

On August 5, 2024, the sublessor of the Company’s sublease for the property located in Somerville, Massachusetts drew down on the letter of credit related to the sublease for the full $4.1 million to cover the approximately $4.0 million of past due rent payments, plus interest and penalties.

On August 9, 2024, the Company and the sublessor entered into a sublease termination agreement pursuant to which the parties agreed to terminate the sublease effective August 31, 2024. Pursuant to the sublease termination agreement, the Company agreed to surrender and vacate the premises, all of the Company’s right, title and interest in all furniture, fixtures and laboratory equipment at the premises will become the property of the sublessor, and both parties will be released of their obligations under the sublease. As a result of the sublease termination, the Company expects to save approximately $58.5 million in base rental payments plus parking, operating expenses, taxes and utilities that it would have paid over the remaining lease term.

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

Conventional gene-editing technologies typically employ plasmids or viruses to express gene-editing proteins, which can result in low-efficiency editing and unwanted mutagenesis when an exogenous nucleic acid fragment is inserted at random locations in the genome. Our mRNA gene-editing technology instead is designed to employ mRNA to express gene-editing proteins, which can potentially enable gene editing without unwanted insertional mutagenesis, because, unlike conventional gene-editing technologies that employ viruses or DNA-based vectors, mRNA does not typically cause unwanted insertional mutagenesis. We believe the efficiency of our mRNA gene-editing technology has the potential to support development of product candidates that could create new therapeutic approaches. For example, we anticipate that our mRNA gene-editing technology can be used to generate allogeneic chimeric antigen receptor T-cell (“CAR-T”) therapies for the treatment of cancer. In such allogeneic CAR-T therapies, mRNA encoding gene-editing proteins would be used to inactivate the endogenous T-cell receptor to prevent therapeutic T-cells from causing graft-versus-host disease (“GvHD”). GvHD occurs when transplanted cells view the patient’s (i.e., the host’s) cells as a threat and attack the host’s cells. We expect that this same mechanism of action can generate allogeneic stem cell-derived therapies in which mRNA encoding gene-editing proteins could be used to inactivate one or more components of the human leukocyte antigen (“HLA”) complex to render the cells immuno-nonreactive or “stealth,” which may be useful for the development of allogeneic cell-based therapies.

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

Recent Developments

Sublessor Draw on Letter of Credit and Termination of Sublease

In October 2022, we entered into a sublease for office and laboratory space in Somerville, Massachusetts. See Note 8 to the accompanying condensed consolidated financial statements for additional information regarding the sublease.

As previously reported, on May 3, 2024, we received a notice from the sublessor regarding past due rent of approximately $2.3 million that we did not pay for the months of February, March, April and May 2024. We also did not pay the rent for June, July or August 2024 and, as of August 1, 2024, we owed approximately $4.0 million in the aggregate in past due rent.

In connection with entering into the sublease, we delivered a security deposit in the form of a letter of credit in the amount of $4.1 million. The letter of credit was collateralized with $4.1 million of cash deposited in a restricted account.

On August 5, 2024, the sublessor drew down on the letter of credit for the full $4.1 million to cover the approximately $4.0 million of past due rent payments, plus interest and penalties.

On August 9, 2024, we and the sublessor entered into a sublease termination agreement pursuant to which the parties agreed to terminate the sublease effective August 31, 2024. Pursuant to the sublease termination agreement, we agreed to surrender and vacate the premises, all of our right, title and interest in all furniture, fixtures and laboratory equipment at the premises will become the property of the sublessor, and both parties will be released of their obligations under the sublease. As a result of the sublease termination, we expect to save approximately $58.5 million in base rental payments plus parking, operating expenses, taxes and utilities that we would have paid over the remaining lease term.

We do not expect that the termination of the sublease will impact our current business needs.

Ex Parte Re-examination Certificates Received

As of November 16, 2022, three of our in-licensed patents were subject to re-examination by the United States Patent and Trademark Office (“USPTO”), under Re-examination Request Nos. US 90/019,127, US 90/019,128, and US 90/019,129. We have now received Ex Parte Reexamination Certificates for each of these requests, as of June 5, 2024, June 28, 2024, and June 21, 2024, respectively. In each case, the challenged patents survived this challenge to their validity. The challenged claims were minimally amended, and none were invalidated. The claims have now been twice examined by the USPTO and twice allowed.

Non-Compliance with Nasdaq’s Minimum Stockholders’ Equity Rule

As previously reported, on March 19, 2024, we received a notice from The Nasdaq Stock Market LLC stating that we are not in compliance with Nasdaq Listing Rule 5550(b)(1) (the “Minimum Stockholders’ Equity Rule”) because we reported stockholders’ equity of less than $2.5 million as of December 31, 2023. Our stockholders’ equity was $2.2 million as of December 31, 2023. The notice had no immediate effect on our Nasdaq listing. In May 2024, we submitted a plan to Nasdaq advising of actions we have taken or will take to regain compliance with the Minimum Stockholders’ Equity Rule. Nasdaq accepted our plan and granted us a 180-day extension, or through September 16, 2024, to regain compliance with the Minimum Stockholders’ Equity Rule. See the risk factor titled “Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our common stock,” in Item 1A. Risk Factors of Part II of this report.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2024 and 2023

	Three months ended June 30,			Six months ended June 30,
	2024	2023	Change	2024	2023	Change
Revenue	$47	$-	$47	$94	$-	$94
Cost of revenues	95	-	95	156	50	106
Gross loss	(48)	-	(48)	(62)	(50)	(12)

Operating expenses:
Research and development	987	1,499	(512)	2,445	3,173	(728)
General and administrative	3,896	2,590	1,306	8,211	6,182	2,029
Acquisition of Exacis in-process research and development	-	460	(460)	-	460	(460)
Total operating expenses	4,883	4,549	334	10,656	9,815	841

Loss from operations	(4,931)	(4,549)	(382)	(10,718)	(9,865)	(853)

Other (expense) income, net:
Change in fair value of warrant liabilities	136	191	(55)	66	146	(80)
Change in fair value of contingent consideration	66	118	(52)	66	118	(52)
Loss on non-controlling investment	-	(8)	8	-	(59)	59
Interest (expense) income, net	(797)	24	(821)	(1,583)	25	(1,608)
Other expense, net	-	(280)	280	-	(280)	280
Total other (expense) income, net	(595)	45	(640)	(1,451)	(50)	(1,401)

Loss before income taxes	(5,526)	(4,504)	(1,022)	(12,169)	(9,915)	(2,254)
Provision for income taxes	(3)	(4)	1	(7)	(9)	2

Net loss	$(5,529)	$(4,508)	$(1,021)	$(12,176)	$(9,924)	$(2,252)

Revenue

During the three and six months ended June 30, 2024, we recognized revenue related to the cell line customization activities that we are performing for a third party. We did not perform any such activities, or otherwise recognize any revenue, during the three or six months ended June 30, 2023.

Cost of Revenue

During the three and six months ended June 30, 2024, our cost of revenues included direct labor and materials to perform the customization cell line activities for a third party. During the six months ended June 30, 2023, we received a $0.3 upfront payment pursuant to a customer contract with this third party. Although the $0.3 million was recorded as deferred revenue as of June 30, 2023, the obligation to pay Factor Limited the 20% license fee was incurred upon receipt of the payment from the third party, and was therefore recognized as a cost of revenue during the six months ended June 30, 2023. There were no such costs recognized during the three months ended June 30, 2023. As of June 30, 2024, the $0.3 upfront payment continues to be recognized in long-term deferred revenue in the accompanying condensed consolidated balance sheet.

Research and Development Expenses

	Three months ended June 30,
	2024	2023	Change
(in thousands)
Payroll-related	$61	$167	$(106)
Stock-based compensation	15	56	(41)
MSA fees	813	813	-
Other expenses, net	98	463	(365)
Total research and development expenses	$987	$1,499	$(512)

	Six months ended June 30,
	2024	2023	Change
(in thousands)
Professional fees	$88	$449	$(361)
Stock-based compensation	61	120	(59)
MSA expense	1,625	1,625	-
Payroll-related	386	369	17
Other expenses, net	285	610	(325)
Total research and development expenses	$2,445	$3,173	$(728)

Total research and development expenses decreased by approximately $0.5 million for the three months ended June 30, 2024 when compared to the three months ended June 30, 2023 primarily due to a decrease in payroll-related expenses from a reduction in headcount as well as a reduction in other expenses related to closing down a clinical trial we ended in 2022.

Total research and development expenses decreased $0.7 million for the six months ended June 30, 2024 when compared to the six months ended June 30, 2023 primarily related to a decrease in expenses related to closing down the clinical trial from 2022 as well as a reduction in ongoing research expenses.

General and Administrative Expenses

	Three months ended June 30,
	2024	2023	Change
(in thousands)
Occupancy expense	$1,899	$19	$1,880
Stock-based compensation	408	158	250
Insurance	96	194	(98)
Payroll-related	335	700	(365)
Professional fees	999	1,392	(393)
Other expenses, net	159	127	32
Total general and administrative expenses	$3,896	$2,590	$1,306

	Six months ended June 30,
	2024	2023	Change
(in thousands)
Occupancy expense	$3,800	$43	$3,757
Stock-based compensation	644	783	(139)
Payroll-related	867	1,057	(190)
Insurance	312	726	(414)
Professional fees	2,283	3,328	(1,045)
Other expenses, net	305	245	60
Total general and administrative expenses	$8,211	$6,182	$2,029

Our general and administrative expenses increased by approximately $1.3 and $2.0 million for the three and six months ended June 30, 2024, respectively, when compared to the three and six months ended June 30, 2023 primarily due to increased occupancy expense related to the Somerville sublease that we began to incur in July 2023. The increase in occupancy expense was partially offset by decreases in professional fees related to legal services and consultants, insurance expense due to lower premiums and payroll-related expenses resulting from a decrease severance expense during the three and six months ended June 20, 2024 compared to the three and six months ended June 30, 2023.

Acquisition of Exacis In-Process Research and Development

In April 2023, we acquired from Exacis Biotherapeutics Inc. (“Exacis”) substantially all of its intellectual property assets, including all of its right, title and interest in and to an exclusive license agreement by and between Exacis and Factor Limited (the “Purchased License”). The Purchased License was determined to be an in-process research and development (“IPR&D”) asset that has no alternative future use and no separate economic value from its original intended purpose, which is expensed in the period the cost is incurred. As a result, we expensed the fair value of the Purchased License of approximately $0.5 million during the three and six month ended June 30, 2023. For additional information, see Note 3 to the accompanying consolidated financial statements included in this report. There was no similar transaction during the three or six months ended June 30, 2024.

Change in Fair Value of Warrant Liabilities

We recognized credits of approximately $0.1 million in each of the three and six months ended June 30, 2024 for the change in the fair value of warrant liabilities due to a decrease in the market price of our common stock as of June 30, 2024. For the three and six months ended June 30, 2023, we recognized credits of $0.2 million and $0.1 million, respectively, for the change in the fair value of warrant liabilities due to a decrease in the market price of our common stock as of June 30, 2023.

Change in Fair Value of Contingent Consideration

On the closing date of the acquisition of assets from Exacis in April 2023, we recognized a contingent consideration liability of $0.2 million for future payments that may be payable to Exacis, which was included as part of the $0.5 million fair value of the Purchased License asset and expensed as IPR&D for the three and six months ended June 30, 2023. This contingent consideration liability is remeasured at each period end, and any change in the fair value of the contingent liability is recognized in the statement of operations. As of June 30, 2023, we remeasured the contingent liability and recognized a credit of $0.1 million for both the three and six months ended June 30, 2023 due to the decrease in the fair value of the contingent consideration liability. As of June 30, 2024, we remeasured the contingent liability and recognized a credit of $0.1 million for both the three and six months ended June 30, 2024 due to the decrease in the fair value of the contingent consideration liability.

Loss on Non-Controlling Investment

We account for our 25% non-controlling investment in NoveCite, Inc. (“NoveCite”) under the equity method. We have not guaranteed any obligations of NoveCite, nor are we otherwise committed to providing further financial support for NoveCite. Therefore, we only record 25% of NoveCite’s losses up to our investment carrying amount.. As a result, we did not recognize additional losses related to NoveCite for the three or six months ended June 30, 2024. We recognized a de minimus loss related to NoveCite for the three months ended June 30, 2023 and a loss of approximately $0.1 million for the six months ended June 30, 2023.

Interest (Expense) Income, net

We recognized an increase in interest expense for the three and six months ended June 30, 2024 of approximately $0.8 million and $1.6 million, respectively, primarily due to approximately $0.4 million and $0.8 million of interest for the three and six months ended June 30, 2024, respectively, related to the convertible notes as well as the amortization of the debt discount and debt issuance costs associated with the convertible note financings of approximately $0.5 million and $0.9 million for the three and six months ended June 30, 2024, respectively. This increase in interest expense was partially offset by an increase in interest income of $0.1 million in each of the three and six months ended June 30, 2024 from our cash deposited into interest-bearing accounts. There were no convertible notes (or similar debt instruments) outstanding during the three or six months ended June 30, 2023.

Other Expense, net

During the three and six months ended June 30, 2023, we recognized $0.3 million of other expense, all of which related to the value of the commitment shares issued to Lincoln Park Capital Fund, LLC (“Lincoln Park”) under a standby equity purchase agreement (“SEPA”) we entered into in April 2023 as well as other associated fees. We did not recognize any such expense during the three or six months ended June 30, 2024.

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

Liquidity and Capital Resources

At June 30, 2024, we had cash and cash equivalents of approximately $6.7 million, of which approximately $4.1 million was restricted cash and an accumulated deficit of approximately $199.2 million. We have to date incurred operating losses, and we expect these losses to continue in the future. For the three and six months ended June 30, 2024, we incurred a net loss of $5.5 million and $12.2 million, respectively. For the six months ended June 30, 2024, we used $6.0 million in operating activities.

Currently, our sole source of liquidity is through sales of our common stock under the SEPA, pursuant to which Lincoln Park committed to purchase up to $10.0 million of our common stock. Such sales of common stock by us, if any, are subject to certain conditions and limitations set forth in the SEPA, including a condition that we may not direct Lincoln Park to purchase any shares of common stock under the SEPA if such purchase would result in Lincoln Park beneficially owning more than 4.99% of our issued and outstanding shares of common stock. Sales under the SEPA may occur from time to time, at our sole discretion, through April 2025. To date, we have issued and sold approximately 214,000 shares of our common stock to Lincoln Park, including the approximately 74,000 commitment shares, and have received approximately $0.3 million in gross proceeds from such sales. We sold no shares under the SEPA during the six months ended June 30, 2024.

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

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying condensed consolidated statements of cash flows, are summarized as follows:

	For the six months ended June 30,
(in thousands)	2024	2023	Change
Cash (used in) provided by:
Operating activities	$(6,006)	$(9,921)	$3,915
Investing activities	(346)	-	(346)
Financing activities	1,363	312	1,051
Net decrease in cash and cash equivalents	$(4,989)	$(9,609)	$4,620

Net Cash Used in Operating Activities

There was a decrease of approximately $3.9 million in cash used in operating activities for the six months ended June 30, 2024 compared to the same period in 2023. This change was due to a decrease in cash used in operating assets and liabilities of $4.2 million, primarily related to increased accounts payable, accrued expenses and operating lease liabilities, partially offset by a $0.3 million increase in net loss, after giving effect to adjustments made for non-cash transactions, for the six months ended June 30, 2024 compared to the same period in 2023.

Net Cash Used in Investing Activities

We used approximately $0.3 million to pay for the purchases of property and equipment during the six months ended June 30, 2024. There were no investing activities during the six months ended June 30, 2023.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2024 includes approximately $1.4 million of proceeds received from the second closing of the December 2023 convertible notes financing that occurred in January 2024 . Net cash provided by financing activities for the six months ended June 30, 2023 includes approximately $0.3 million of proceeds received from selling approximately 214,000 shares to Lincoln Park under the SEPA. The Company did not sell any shares under the SEPA during the six months ended June 30, 2024.

Material Cash Requirements

Convertible Notes

As of the filing date of this report, the aggregate amount outstanding under our convertible notes, including accrued interest that has been paid in-kind, is $19.0 million, of which $9.2 million and $9.8 million relates to the July 2023 convertible notes and the December 2023 convertible notes, respectively. Unless earlier called for redemption by the holders thereof, the convertible notes mature on the five-year anniversary of their date of issuance. We may not redeem any of the convertible notes prior to maturity. See Note 4 to the accompanying condensed consolidated financial statements for additional information.

Critical Accounting Estimates

There were no significant changes in our critical accounting estimates during the three months ended June 33, 2024 from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the 2023 10-K.

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

Management has implemented measures designed to ensure that the deficiencies contributing to the ineffectiveness of our internal control over financial reporting are remediated, such that the internal controls are designed, implemented and operating effectively. The remediation actions to date include:

●	enhancing the business process controls related to reviews over technical, complex, and non-recurring transactions;
●	providing additional training to accounting personnel; and
●	using an external accounting advisor to review management’s conclusions on technical, complex and non-recurring matters.

The material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As of June 30, 2024, we continue to season and enhance such controls to ensure that they will continue to operate effectively for a sufficient period of time before management can make conclusions on the operating effectiveness.

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

As previously reported, on March 19, 2024, we received a notice (the “Notice”) from the Listing Qualifications Staff (“Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) stating that we are not in compliance with Nasdaq Listing Rule 5550(b)(1) (the “Minimum Stockholders’ Equity Rule”) because we reported stockholders’ equity of less than $2.5 million as of December 31, 2023. Our stockholders’ equity was $2.2 million as of December 31, 2023. The Notice had no immediate effect on our Nasdaq listing.

In May 2024, we submitted a plan to the Staff advising of actions we have taken or will take to regain compliance with the Minimum Stockholders’ Equity Rule. The Staff accepted the plan and granted us a 180-day extension, or through September 16, 2024, to regain compliance with the Minimum Stockholders’ Equity Rule. If we are unable to demonstrate compliance on or before September 16, 2024, Nasdaq would be required to issue a delisting determination. In such event, we may be entitled to request a hearing before a Nasdaq Hearings Panel to appeal such determination.

We can provide no assurance that we will be able to regain compliance with the Minimum Stockholders’ Equity Rule on or before September 16, 2024, or that we will be able to continue to satisfy any other continued listing requirements of Nasdaq.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

(a) In October 2022, we entered into a sublease with a subsidiary of Bristol-Myers Squibb Company, as sublessor, for office, laboratory and research and development space of approximately 45,500 square feet in Somerville, Massachusetts.

As previously reported, on May 3, 2024, we received a notice from the sublessor regarding past due rent of approximately $2.3 million that we did not pay for the months of February, March, April and May 2024. Failure to pay the past due rent payments in full, plus approximately $70,000 in late fees and interest, within five business days from the date of the notice constituted an event of default under the sublease We also did not pay the rent for June, July or August 2024 and, as of August 1, 2024, we owed approximately $4.0 million in the aggregate in past due rent.

In connection with entering into the sublease, we delivered a security deposit in the form of a letter of credit in the amount of $4.1 million. The letter of credit was collateralized with $4.1 million of cash deposited in a restricted account.

On August 5, 2024, the sublessor drew down on the letter of credit for the full $4.1 million to cover the approximately $4.0 million of past due rent payments, plus interest and penalties.

On August 9, 2024, we and the sublessor entered into a sublease termination agreement pursuant to which the parties agreed to terminate the sublease effective August 31, 2024. Pursuant to the sublease termination agreement, we agreed to surrender and vacate the premises, all of our right, title and interest in all furniture, fixtures and laboratory equipment at the premises will become the property of the sublessor, and both parties will be released of their obligations under the sublease.

The initial term of the sublease was for 10 years that would have expired in November 2033. The sublease called for base rental payments of approximately $0.5 million per month as well as monthly payments for parking and our share of traditional lease expenses, including certain taxes, operating expenses and utilities. As a result of the sublease termination, we expect to save approximately $58.5 million in base rental payments plus parking, operating expenses, taxes and utilities that we would have paid over the remaining lease term.

We do not expect that the termination of the sublease will impact our current business needs.

(b) None.

(c) During the quarter covered by this report, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

Exhibit	Description	Incorporated By Reference

10.1*	Form of Restricted Stock Award Agreement for the Restated 2020 Stock Incentive Plan	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ETERNA THERAPEUTICS INC.

Date: August 13, 2024	By:	/s/ Sanjeev Luther
Sanjeev Luther
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2024	By:	/s/ Sandra Gurrola
Sandra Gurrola
Senior Vice President of Finance
(Principal Financial Officer and Principal Accounting Officer)

