Form 10-Q
period 2024-09-30
Eterna Therapeutics Inc.
filed 2024-11-12
CIK 748592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 8, 2024, the registrant had outstanding 51,374,713 shares of common stock, $0.005 par value per share.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ETERNA THERAPEUTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

(unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash	$4,264	$7,575
Other receivables	187	425
Prepaid expenses and other current assets	279	1,599
Total current assets	4,730	9,599
Restricted cash	-	4,095
Property and equipment, net	105	493
Right-of-use assets - operating leases	719	32,781
Goodwill	2,044	2,044
Other assets	120	120
Total assets	$7,718	$49,132

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$2,193	$1,067
Accrued expenses	1,166	1,893
Income taxes payable	18	2
Bridge notes, net of debt discount	776	-
Bridge notes derivative liability	4,926	-
Operating lease liabilities, current	201	2,216
Due to related party, current	559	1,205
Deferred revenue, current	-	190
Other current liabilities	113	-
Total current liabilities	9,952	6,573
Convertible notes, net	32,037	6,773
Warrant liabilities	10,463	116
Operating lease liabilities, non-current	534	32,854
Deferred revenue, non-current	-	392
Contingent consideration liability	41	107
Other liabilities	84	84
Total liabilities	53,111	46,899

Stockholders’ (deficit) equity:
Preferred stock, $0.005 par value, 1,000 shares authorized, 156 designated and outstanding of Series A convertible preferred stock at September 30, 2024 and December 31, 2023, $156 liquidation preference	1	1
Common stock, $0.005 par value, 100,000 shares authorized at September 30, 2024 and December 31, 2023; 5,411 and 5,410 issued and outstanding at September 30, 2024 and December 31, 2023, respectively	27	27
Additional paid-in capital	180,348	189,186
Accumulated deficit	(225,769)	(186,981)
Total stockholders’ (deficit) equity	(45,393)	2,233

Total liabilities and stockholders’ (deficit) equity	$7,718	$49,132

The accompanying notes are an integral part of these condensed consolidated financial statements.

ETERNA THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenue	$487	$51	$581	$51
Cost of revenues	(60)	120	96	170
Gross income (loss)	547	(69)	485	(119)

Operating expenses:
Research and development	1,001	1,387	3,446	4,560
General and administrative	3,381	4,049	11,592	10,231
Gain on lease termination	(1,576)	-	(1,576)	-
Acquisition of Exacis in-process research and development	-	-	-	460
Total operating expenses	2,806	5,436	13,462	15,251

Loss from operations	(2,259)	(5,505)	(12,977)	(15,370)

Other expense, net:
Loss on extinguishment of debt	(22,440)	-	(22,440)	-
Fair value adjustments to bridge notes derivative liability	(1,038)	-	(1,038)	-
Change in fair value of warrant liabilities	831	20	897	166
Change in fair value of contingent consideration	-	-	66	118
Loss on non-controlling investment	-	-	-	(59)
Interest expense, net	(1,686)	(113)	(3,269)	(88)
Other expense, net	-	(1)	-	(281)
Total other expense, net	(24,333)	(94)	(25,784)	(144)

Loss before income taxes	(26,592)	(5,599)	(38,761)	(15,514)
(Provision) benefit for income taxes	(12)	8	(19)	(1)

Net loss	(26,604)	(5,591)	(38,780)	(15,515)

Series A preferred stock dividend	-	-	(8)	(8)

Net loss attributable to common stockholders	$(26,604)	$(5,591)	$(38,788)	$(15,523)

Net loss per common share - basic and diluted	$(4.92)	$(1.03)	$(7.17)	$(2.94)

Weighted average shares outstanding - basic and diluted	5,410	5,410	5,410	5,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

ETERNA THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

For the three and nine months ended September 30, 2024 and 2023 (unaudited)

(in thousands)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at July 1, 2024	156	$1	5,411	$27	$190,611	$(199,165)	$(8,526)
Fair value of forward sale contract pursuant to common stock offering	-	-	-	-	576	-	576
Reclassification of warrants to liability	-	-	-	-	(11,244)	-	(11,244)
Stock-based compensation	-	-	-	-	405	-	405
Net loss	-	-	-	-	-	(26,604)	(26,604)
Balances at September 30, 2024	156	$1	5,411	$27	$180,348	$(225,769)	$(45,393)

Balances at January 1, 2024	156	$1	5,410	$27	$189,186	$(186,981)	$2,233
Fair value of forward sale contract pursuant to common stock offering	-	-	-	-	576	-	576
Reclassification of warrants to liability	-	-	-	-	(11,244)	-	(11,244)
Issuance of note warrants	-	-	-	-	720	-	720
Stock-based compensation	-	-	-	-	1,110	-	1,110
Issuance of common stock from vested restricted units	-	-	1	-	-	-	-
Cash dividends to Series A preferred stockholders	-	-	-	-	-	(8)	(8)
Net loss	-	-	-	-	-	(38,780)	(38,780)
Balances at September 30, 2024	156	$1	5,411	$27	$180,348	$(225,769)	$(45,393)

Balances at July 1, 2023	156	$1	5,410	$27	$179,067	$(175,229)	$3,866
Issuance of warrants in connection with convertible notes financing	-	-	-	-	5,113	-	5,113
Stock-based compensation	-	-	-	-	174	-	174
Net loss	-	-	-	-	-	(5,591)	(5,591)
Balances at September 30, 2023	156	$1	5,410	$27	$184,354	$(180,820)	$3,562

Balances at January 1, 2023	156	$1	5,127	$26	$177,377	$(165,297)	$12,107
Issuance of common stock in connection with Exacis asset acquisition	-	-	69	-	208	-	208
Issuance of common stock related to stock purchase agreement with Lincoln Park Capital Fund, LLC, net	-	-	214	1	579	-	580
Issuance of warrants in connection with convertible notes financing	-	-	-	-	5,113	-	5,113
Cash dividends to Series A preferred stockholders	-	-	-	-	-	(8)	(8)
Stock-based compensation	-	-	-	-	1,077	-	1,077
Net loss	-	-	-	-	-	(15,515)	(15,515)
Balances at September 30, 2023	156	$1	5,410	$27	$184,354	$(180,820)	$3,562

The accompanying notes are an integral part of these condensed consolidated financial statements.

ETERNA THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	For the nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(38,780)	$(15,515)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	120	62
Stock-based compensation	1,110	1,077
Amortization of right-of-use asset	1,450	580
Gain on lease termination	(1,576)	-
Accrued interest expense	441	113
Paid-in-kind interest expense	829	-
Amortization of debt discount and debt issuance costs	2,148	52
Loss on extinguishment of debt	22,440	-
Fair value adjustments to bridge notes derivative liability	1,038
Change in fair value of warrant liabilities	(897)	(166)
Change in fair value of contingent consideration liability	(66)	(118)
Commitment shares issued to Lincoln Park Capital, LLC	-	249
Loss on shares sold to Lincoln Park Capital, LLC	-	11
Non-cash component of acquisition of Exacis in-process research and development	-	433
Gain on disposal of fixed assets	-	1
Loss on non-controlling investment	-	59
Changes in operating assets and liabilities:
Other receivables	238	(825)
Prepaid expenses and other current assets	1,225	340
Other non-current assets	1	(2,911)
Accounts payable and accrued expenses	758	1,099
Operating lease liability	(1,656)	795
Due to related party	(646)	(1,313)
Deferred revenue	(582)	599
Other liabilities	113	(369)
Net cash used in operating activities	(12,291)	(15,747)
Cash flows from investing activities:
Purchase of property and equipment	(369)	-
Proceeds received from the sale of fixed assets	4	-
Net cash used in investing activities	(365)	-
Cash flows from financing activities:
Proceeds received from convertible note financings	1,405	8,715
Fees paid related to convertible note financings	(34)	(175)
Proceeds received from bridge notes financings	3,887	-
Proceeds from sale of common stock pursuant to stock purchase agreement with Lincoln Park Capital Fund, LLC	-	320
Dividends paid to Series A preferred stockholders	(8)	(8)
Net cash provided by financing activities	5,250	8,852
Net decrease in cash and cash equivalents	(7,406)	(6,895)
Cash, cash equivalents and restricted cash at beginning of period	11,670	15,541
Cash, cash equivalents and restricted cash at end of period	$4,264	$8,646

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$46	$13
Income taxes	$2	$4

Supplemental disclosure of non-cash investing and financing activities:
Note warrants issued	$755	$-
Unpaid fees incurred in connection with the December 2023 financing	$32	$-
Paid in-kind interest added to convertible notes principal	$1,006	$-
Adjustment to lease liability and ROU asset due to remeasurement	$4,245	$-
Reclassification of warrants to liability	$11,244	$-
Warrants issued in connection with July 2023 Financing	$-	$5,234
Unpaid fees incurred in connection with the July 2023 Financing	$-	$27
Initial measurement of ROU assets	$-	$34,410
Initial measurement of lease liability	$-	$34,170
Contingent consideration for Exacis asset acquisition	$-	$225
Issuance of common stock for Exacis asset acquisition	$-	$208

Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$4,264	$4,551
Restricted cash	-	4,095
Total cash, cash equivalents and restricted cash at end of period	$4,264	$8,646

The accompanying notes are an integral part of these condensed consolidated financial statements.

ETERNA THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1)	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Eterna Therapeutics Inc. (the “Company”) is a preclinical-stage cell therapy company. Its vision is to improve the lives of patients with difficult-to-treat diseases through innovative, effective, and safe, but accessible cellular therapies, and its mission is to develop allogenic off-the-shelf cellular therapies, leveraging induced pluripotent stem cell (“iPSC”)-derived mesenchymal stem cells (“iMSCs”) to target solid tumors. As used herein, the “Company” or “Eterna” refers collectively to Eterna and its consolidated subsidiaries (Eterna Therapeutics LLC, Novellus, Inc. and Novellus Therapeutics Limited) unless otherwise stated or the context otherwise requires .

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

These condensed consolidated financial statements should be read together with the audited consolidated financial statements and notes thereto contained in Eterna’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2024, as amended by the Form 10-K/A filed with the SEC on March 18, 2024 (as amended, the “2023 10-K”). The accompanying condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited financial statements contained in the 2023 10-K but does not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2024, or any other period.

Reclassifications

Certain reclassifications have been made to the Company’s prior year amounts to conform to the current year presentation.

2)	LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred significant operating losses and has an accumulated deficit as a result of its efforts to develop product candidates and providing general and administrative support for operations. As of September 30, 2024, the Company had an unrestricted cash balance of approximately $4.3 million and an accumulated deficit of approximately $225.8 million. For the three and nine months ended September 30, 2024, the Company incurred a net loss of $26.6 million and $38.8 million, respectively, and for the nine months ended September 30, 2024, the Company used cash of $12.3 million in operating activities.

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

On August 5, 2024, the sublessor drew down on the letter of credit for the full $4.1 million to cover past due rent, plus penalties and interest. On August 9, 2024, the Company and the sublessor entered into a sublease termination agreement, effective August 31, 2024. See Note 8 for additional information regarding the sublease and sublease termination agreement..

In April 2023, the Company entered into a standby equity purchase agreement (the “ELOC”) and a registration rights agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park committed to purchase up to $10.0 million of the Company’s common stock in an “equity line” financing arrangement. During the year ended December 31, 2023, the Company issued and sold approximately 214,000 shares of common stock under the ELOC for gross proceeds of $0.3 million. No shares were sold under the ELOC during the three or nine months ended September 30, 2024.

In July and December 2023, the Company received $16.5 million in aggregate gross proceeds from the issuance of convertible notes, and on January 11, 2024 it received an additional $1.4 million in gross proceeds from the issuance of additional convertible notes. On September 24, 2024, the Company received $3.9 million in aggregate gross proceeds from the issuance of convertible notes, and on October 29, 2024, the Company received $1.1 million in gross proceeds from the sale of shares of the Company’s common stock. See Note 5 and Note 17 for additional information regarding these financings.

In connection with preparing the accompanying condensed consolidated financial statements as of and for the three and nine months ended September 30, 2024, the Company’s management concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern because it does not expect to have sufficient cash or working capital resources to fund operations for the twelve-month period subsequent to the issuance date of these condensed consolidated financial statements. The Company will need to raise additional capital, which could be through the sales of shares of its common stock under the ELOC, public or private equity offerings, debt financings, out-licensing the Company’s intellectual property, strategic partnerships or other means. Other than the ELOC, the Company currently has no arrangements for capital, and no assurances can be given that it will be able to raise capital when needed, on acceptable terms, or at all.

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

On April 26, 2023, the Company entered into an asset purchase agreement (the “Exacis Purchase Agreement”), with Dilos Bio (formerly known as Exacis Biotherapeutics Inc. (“Exacis”)), the stockholders party thereto and, with respect to specified provisions therein, Factor Limited. Pursuant to the Exacis Purchase Agreement, the Company acquired from Exacis substantially all of Exacis’ intellectual property assets (the “Exacis Assets”), including all of Exacis’ right, title and interest in and to an exclusive license agreement between Exacis and Factor Limited (the “Purchased License”). The Company assumed none of Exacis’ liabilities, other than liabilities under the Purchased License that accrue subsequent to the closing date. The transactions contemplated by the Exacis Purchase Agreement (the “Exacis Acquisition”) closed on April 26, 2023.

In consideration for the Exacis Assets, on the closing date of the transaction, the Company issued to Exacis approximately 69,000 shares of common stock, which shares were subject to a 12-month lockup that expired in April 2024. The shares were issued to Exacis at a price based on the Company having an assumed equity valuation of $75.0 million, divided by the number of issued and outstanding shares of common stock as of the close of business two trading days prior to the closing date. For accounting purposes, the shares issued were valued at $3.00 per share, which was the closing price of the Company’s common stock on the date of issuance. The Company additionally agreed to make certain contingent payments through April 23, 2026 related to achieving a market capitalization of $100 million and $200 million for a consecutive period of time (the “Market Cap Contingent Consideration”), as well as contingent payments related to the Company receiving proceeds related to the Purchased License through April 23, 2028.

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

The Company allocated 100% of the fair value of the consideration to the Purchased License, which the Company determined is an in-process research and development (“IPR&D”) asset. IPR&D assets acquired through an asset purchase that have no alternative future uses and no separate economic values from their original intended purpose are expensed in the period the cost is incurred. As a result, the Company expensed the fair value of the Purchased License during the three and nine months ended September 30, 2023.

On September 24, 2024, in connection with entering into the Exclusive License and Collaboration Agreement (“the Factor L&C Agreement”) with Factor Bioscience Limited (“Factor Limited”), the Purchase License was terminated. See Note 10 for more information on the Factor L&C Agreement.

4)	CONTRACT WITH CUSTOMER

On February 21, 2023, the Company and Lineage Cell Therapeutics, Inc. (“Lineage”) entered into an exclusive option and license agreement (the “Lineage Agreement”), which provided Lineage with the option (the “Option Right”) to obtain an exclusive sublicense of intellectual property from the Company and to request the Company to develop a customized cell line (the intellectual property that would be sublicensed by Lineage is currently licensed by the Company from Factor Limited). The Lineage Agreement was amended in August 2023 to provide for changes specifically related to the cell line customization activities such as (i) payment terms, (ii) certain definitions, (iii) certain courses of action if the customized cell line selected by Lineage is not successful and (iv) documentation requirements. Lineage paid the Company a $0.3 million non-refundable up-front payment (the “Option Fee”) for the Option Right and paid an initial payment of $0.4 million to commence the cell line customization activities, per the amended payment terms. If Lineage obtained the sublicense, the Company would be entitled to receive additional license fees, including milestone payments and royalties.

On September 24, 2024, the Company and Factor Bioscience (as defined in Note 10) entered into an agreement (the “Lineage Assignment Agreement”) under which the Company assigned the Lineage Agreement to Factor Bioscience. The Company’s rights and obligations under the agreement are now the responsibility of Factor Bioscience.

Payments to the Company related to the Lineage Agreement will be subject to the Lineage Assignment Agreement, which provides for Factor Bioscience paying the Company thirty percent (30%) of all amounts it actually receives from Lineage in the event that Lineage exercises its Option Right. Upon receipt of payment for the customization activities set forth in the Lineage Agreement, Factor Bioscience will pay the Company twenty percent (20%) of all amounts Factor Bioscience receives from Lineage.

The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers (“ASC 606”) when a customer obtains control of promised services or goods in an amount that reflects the consideration to which the Company expects to receive in exchange for those goods or services.

Pursuant to ASC 606, the Company determined that the Option Right was an unexercised right held by Lineage under the Lineage Agreement at contract inception, as the cell line customization activities and the sublicense were optional purchases at contract inception. These optional purchases of goods and services would be treated as separate contracts if and when Lineage determines that it would make such purchases. Therefore, 100% of the Option Fee was allocated to the Option Right. The Option Fee would remain in deferred revenue until such time that Lineage entered into the sublicense or when the Option Right expired. However, as a result of the Lineage Assignment Agreement, and there being no further obligations regarding the nonrefundable payment related to the Option Right, the Company recognized the $0.3 million Option Right payment in full as revenue during the three and nine months ended September 30, 2024.

The Option Right and the cell line customization activities were accounted for as separate contracts, and the Company determined that the amended terms discussed above represented a modification to the cell line customization contract. Because there were no goods or services transferred to Lineage before entering into the amendment, and therefore, no previously recognized revenue, there was no catch-up adjustment to revenue required at the time of the amendment.

Lineage was to make payments to the Company for the cell line customization activities over the development period. The Company would only earn the remaining full amount of the cell line customization fee if it made certain progress towards delivery of the customized cell line. The Company determined that $0.4 million of consideration received could be recognized without the probability of being reversed, and it placed a constraint on the remaining contractual customization fee. The $0.4 million was being recognized equally over the development period. However, as a result of the Lineage Assignment Agreement, and there being no further obligations the Company must fulfill for the customization activities, the Company accelerated the recognition of the remaining deferred revenue and recognized approximately $0.2 million during the three and nine months ended September 30, 2024. The Company recognized approximately $0.1 million in revenue during the three and nine months ended September 30, 2023 related to the customization activities.

The Company recognized direct labor and supplies used in the customization activities as incurred, which are recorded as a cost of revenue. As provided for in the A&R Factor License Agreement discussed in Note 10, the Company was obligated to pay Factor Limited 20% of any amounts the Company received from a customer that was related to the licensed technology under the A&R Factor License Agreement, which is also recorded as a cost of revenue. For the three and nine months ended September 30, 2023, the Company recognized $0.1 million in license fees, which is recorded in cost of revenues, due to Factor Limited. There was no such license fee incurred during the three or nine months ended September 30, 2024.

5)	CONVERTIBLE NOTES FINANCINGS, BRIDGE FINANCING, EXCHANGE TRANSACTION AND EQUITY FINANCING

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

The July 2023 Convertible Notes bear interest at 6% per year, and the December 2023 Convertible Notes bear interest at 12% per year, both of which are payable quarterly in arrears. At the Company’s election, it may pay interest either in cash or in-kind by increasing the outstanding principal amount of the Convertible Notes. The Convertible Notes mature on the five-year anniversary of the date of their issuance, unless earlier converted or repurchased. The Company does not have the option to redeem any of the Convertible Notes prior to maturity.

At the option of the holders, the Convertible Notes may be converted from into shares of the Company’s common stock at an initial conversion price of, with respect to the July 2023 Convertible Notes, $2.86 per share and, with respect to the December 2023 Convertible Notes, $1.9194 per share, subject to customary adjustments for stock splits, stock dividends, recapitalization and the like.

As of September 30, 2024, none of the Convertible Notes were converted into shares of common stock.

The Convertible Notes provide for customary events of default which include (subject in certain cases to customary grace and cure periods), among others: nonpayment of principal or interest, breach of covenants or other agreements in the Convertible Notes; the occurrence of a material adverse effect event (as defined in the related securities purchase agreement) and certain events of bankruptcy. Generally, if an undisputed event of default occurs and is continuing under the Convertible Notes, the holder may require the Company to redeem some or all of their Convertible Notes at a redemption price equal to 100% of the principal amount of the Convertible Notes being redeemed, plus accrued and unpaid interest thereon. As of September 30, 2024, there were no events of default that occurred under any of the Convertible Notes.

Bridge Notes Financing

On September 24, 2024, the Company entered into a purchase agreement with certain purchasers for the private placement of $3.9 million of convertible notes (the “Bridge Notes”). The Bridge Notes bear interest at 12% per year, payable quarterly in arrears. At the Company’s election, it may pay interest either in cash or in-kind by increasing the outstanding principal amount of the Bridge Notes. The Bridge Notes mature on the one-year anniversary of the date of their issuance, unless earlier converted or repurchased. The Company does not have the option to redeem any of the Bridge Notes prior to maturity. The Bridge Notes financing closed on September 24, 2024.

The only conversion event for the Bridge Notes is upon stockholder approval at the Company’s annual meeting of stockholders on October 29, 2024 (the “Annual Meeting), in which case, 100% of the principal amount of the Bridge Notes plus all accrued and unpaid interest thereon and, interest that would have accrued on the principal amount through December 24, 2024, will automatically convert into shares of the Company’s common stock at a conversion price of $0.50. Otherwise, the Bridge Notes may be paid in cash upon maturity.

The Bridge Notes have the same customary events of default provision as the Convertible Notes. As of September 30, 2024, there were no events of default that occurred under any of the Bridge Notes.

The Company was required to bifurcate the conversion feature from the Bridge Notes and record it as a derivative liability at its fair value. The Company determined the fair value of the derivative liability by taking the difference between the fair value of the Bridge Notes with the conversion feature and without the conversion feature, which resulting in the Company recording a $5.5 million derivative liability, with a corresponding $3.9 million reduction in the carrying value of the Bridge Notes recorded as a debt discount and a $1.6 million charge to expense for the incremental fair value of the derivative liability as of September 24, 2024. The debt discount is are amortized over the contractual terms of the Bridge Note as a component of interest expense.

At September 30, 2024, the Company remeasured the fair value of the Bridge Notes derivative liability and recorded a reduction in the liability of $0.6 million. The corresponding credit of $0.6 million is recorded as a component of the fair value adjustments to Bridge Notes derivative liability on the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2024, which also includes the $1.6 million incremental expense noted above.

Exchange Transaction

On September 24, 2024, the Company entered into exchange agreements (the “Exchange Agreements”) with the holders of (i) warrants to purchase an aggregate of approximately 4.4 million shares of our common stock the Company issued in December 2022 with an exercise price of $1.43 per share (the “December 2022 warrants”); (ii) the July 2023 convertible notes and July 2023 warrants; and (iii) the December 2023 convertible notes and the December 2023 warrants (the “Exchange Transactions”). The parties to the Exchange Agreements represent the holders of all the outstanding convertible notes and all the outstanding warrants described above except for a December 2022 warrant to purchase approximately 0.1 million shares of our common stock.

Subject to approval by the Company’s stockholders at the Annual Meeting, under the Exchange Agreements (i) the holders of the warrants agreed to exchange all their warrants for shares of the Company’s common stock at an exchange ratio of 0.5 of a share of common stock for every one share of common stock issuable upon exercise of the applicable warrant (rounded up to the nearest whole number), and (ii) the holders of the convertible notes agreed to exchange all their convertible notes for shares of the Company’s common stock at an exchange ratio equal to (A) the sum expressed in U.S. dollars of (1) the principal amount of the applicable convertible note, plus (2) all accrued and unpaid interest thereon through the date the applicable convertible note is exchanged plus (3) all interest that would have accrued through, but not including, the maturity date of applicable convertible note if it was outstanding from the date such convertible note is exchanged through its maturity date (the sum of (A) totaling approximately $28.4 million), divided by (B) $1.00 (rounded up to the nearest whole number) (the “Exchange Transactions”).

The Company determined that the modifications to the convertible notes should be accounted for as an extinguishment of debt because there was at least a 10% change in the cash flows of the modified debt instrument compared to the carrying amount of the original debt instrument, and as such, the difference between the reacquisition price (which includes any premium) and the net carrying amount of the debt being extinguished (which includes any deferred debt issuance costs) should be recognized as a gain or loss when the debt is extinguished.

As of September 24, 2024, prior to entering into the Exchange Agreements, there was approximately $10.1 million of net carrying amount of the convertible notes, which was comprised of $19.4 million of principal and accrued interest through such date, offset by approximately $9.3 million of unamortized debt issuance costs. The fair value of the reacquired convertible notes was $32.0 million and was determined by multiplying approximately 28,351,000 shares the Company would be issuing on October 29, 2024 by the closing stock price of $1.13 per share on September 24, 2024. The difference between the reacquisition price and the net carrying amount of the convertible notes being extinguished was approximately $21.9 million. Accordingly, the Company increased the carrying value of the reacquired convertible notes to $32.0 million and recognized a loss on extinguishment of debt of approximately $21.9 million during the three and nine months ended September 30, 2024.

Because shareholder approval was required for the Exchange Transactions to occur, the Company determined that the modifications to the warrants resulted in a change in classification of such warrants from equity to liability. A provision that requires shareholder approval precludes equity classification because such approval is not an input into a fixed-for-fixed valuation model. As a result, the Company recorded the warrants at fair value as of September 24, 2024 by taking the number of shares of common stock issuable from the exchanged warrants multiplied by the closing stock price of $1.13 and reclassified approximately $11.2 million from equity to warrant liabilities. The Company then marked-to-market the warrants as of September 30, 2024 by taking the same quantity of shares multiplied by the closing stock price on such date and recognized a reduction to the warrant liabilities of $0.8 million. A corresponding credit of $0.8 million was recognized as a change in fair value of warrant liabilities for the three and nine months ended September 30, 2024 on the accompanying condensed consolidated statement of operations.

Equity Financing

On September 24, 2024, the Company entered into a securities purchase agreement (the “SPA”) with certain accredited investors to sell in a private placement an aggregate of approximately 1,517,000 shares of the Company’s common stock (or, in lieu thereof, pre-funded warrants to purchase one share of our common stock) for a purchase price of $0.75 per share of common stock and $0.745 per pre-funded warrant (the “Common Stock Private Placement” and together with the Bridge Notes and the Exchange Transactions, the “September 2024 Transactions”). The closing of the Common Stock Private Placement was conditioned upon receiving stockholder approval at the Annual Meeting.

The SPA represents a forward sale contract obligating the Company to sell a fixed number of shares of its common stock at a fixed price per share upon obtaining shareholder approval at the Annual Meeting. The Company measured the fair value of the forward sale contract as the difference between (A) the fair value of the expected shares to be purchased by the investors as of the date the Company entered into the SPA and (B) the purchase price of the shares, and recorded approximately $0.6 million to additional paid-in capital as of September 24, 2024. Because of the concurrent execution of the SPA and the Exchange Agreements, and because the investors in the SPA are also parties to the Exchange Transactions, the $0.6 million was added to the $21.9 million loss on extinguishment of debt discussed above for a total loss of $22.4 million during the three and nine months ended September 30, 2024.

On October 29, 2024, the Company held its Annual Meeting, the Company’s stockholders approved the September 2024 Transactions, and as a result, the following occurred on October 29, 2024:

●	Under the Common Stock Private Placement, the Company issued approximately 1,402,000 shares of common stock and pre-funded warrants to purchase 115,000 shares of common stock and received approximately $1.1 million in gross proceeds from the issuance of such securities. The pre-funded warrants have an exercise price of $0.005 per share, are exercisable at any time and will not expire until exercised in full.

●	Under the Bridge Notes, approximately $3.0 million of the principal amount of the bridge notes plus all accrued and unpaid interest thereon, plus such amount of interest that would have accrued on the principal amount through December 24, 2024, was automatically converted at a conversion price of $0.50 into approximately 6,244,000 shares of the Company’s common stock and approximately $0.9 million of the principal amount of the bridge notes plus all accrued and unpaid interest thereon, plus such amount of interest that would have accrued on the principal amount through December 24, 2024, was automatically converted at a conversion price of $0.50 into pre-funded warrants to purchase 1,764,000 shares of common stock. The pre-funded warrants have an exercise price of $0.005 per share, are exercisable at any time and will not expire until exercised in full. As of October 29, 2024, there were no Bridge Notes outstanding.

●	Under the Exchange Transactions, (i) the holders of the warrants exchanged approximately 19,902,000 warrants for approximately 9,951,000 shares of the Company’s common stock, and (ii) the holders of the convertible notes exchanged all their convertible notes for approximately 28,351,000 shares of our common stock for a total of 38,302,000 shares of our common stock under the Exchange Transactions. As of October 29, 2024, there were no Convertible Notes outstanding.

6)	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The carrying amounts reported on the balance sheet for cash, other receivable, prepaid assets and other current assets, accounts payable and accrued expenses, other current liabilities and other liabilities approximate fair value based due to their short maturities.

The Company issued approximately 343,000 warrants in connection with a private placement during the first quarter of 2022 (the “Q1-22 warrants”), which were determined to be classified as a liability. The Company also recorded the Market Cap Contingent Consideration liability related to the Exacis Acquisition. See Note 3 for more information related to the Exacis Acquisition.

In connection with the Bridge Notes, the Company recorded a derivative liability as of September 24, 2024. In connection with the Exchange Transactions, on September 24, 2024, the Company reclassified the warrants included in the Exchange Transactions from equity to a liability. See Note 5 for more information related to the Bridge Notes and Exchange Transactions.

The Company uses a Black-Scholes option pricing model to estimate the fair value of the Q1-22 warrant liabilities and a Monte Carlo simulation model to estimate the fair value of the contingent consideration related to the Market Cap Contingent Consideration, both of which are considered a Level 3 fair value measurement.

The Company determined the fair value of the derivative liability by taking the difference between the fair value of the Bridge Notes with the conversion feature and without the conversion feature.

With respect to the warrants in the Exchange Transactions, the Company determined the fair value of the warrants as of September 24, 2024 by taking the number of shares of common stock issuable from the exchanged warrants multiplied by the closing stock price of $1.13 and reclassified approximately $11.2 million from equity to warrant liabilities.

The Company remeasures the fair value of the warrant liabilities, the Bridge Notes derivative liability and the Market Cap Contingent Consideration at each reporting period and changes in the fair values are recognized in the statement of operations.

The following tables summarize the liabilities that are measured at fair value as of September 30, 2024 and December 31, 2023 (in thousands):

Description	Level	September 30, 2024	December 31, 2023
Liabilities:
Warrant liabilities - Q1-22 warrants	3	$15	$116
Warrant liabilities – Exchange Transactions	3	$10,448	$-
Bridge Notes derivative liability	3	$4,926	$-
Market Cap Contingent Consideration

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

The following table presents the changes in the liabilities measured at fair value from January 1, 2024 through September 30, 2024 (in thousands):

	Warrant Liabilities	Derivative Liability	Contingent Consideration

Fair value at January 1, 2024	$116	$-	$107
Reclassification of warrants from equity to liability	11,244	-	-
Initial measurement of Bridge Notes derivative liability	-	5,566	-
Change in fair value	(897)	(640)	(66)
Fair value at September 30, 2024	$10,463	$4,926	$41

The Company assessed the fair value of the Market Cap Contingent Consideration at September 30, 2024 and determined that there were no material changes to the inputs used in the June 30, 2024 remeasurement that would have resulted in a material change to the liability at September 30, 2024. Therefore, the Company did not recognize a change in fair value of the Market Cap Contingent Consideration for the three months ended September 30, 2024.

The Company remeasured the Bridge Notes derivative liability by taking the difference between the fair value of the Bridge Notes with the conversion feature and without the conversion feature as of September 30, 2024 and recorded a $0.6 million credit for the change in fair value during the three months ended September 30, 2024.

The table below is provided for comparative purposes only and presents information about the fair value of the Company’s convertible notes relative to the carrying values recognized in the condensed consolidated balance sheet as of September 30, 2024 and December 31, 2023 (in thousands).

		September 30, 2024		December 31, 2023
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible Notes	3	$32,037	$29,768	$16,616	$17,594
Bridge Notes	3	$3,887	$8,409	$-	$-

The carrying value of the Convertible Notes in the table above is reflective of the reacquisition price of the Convertible Notes as a result of the Exchange Agreements entered into on September 24, 2024, which was recorded at its fair value as of September 24, 2024. The Company determined the fair value of the Convertible Notes by multiplying the 28.4 million shares expected to be issued in common stock on October 29, 2024 by the closing stock price of $1.05 per share on September 30, 2024.

The carrying value of the Bridge Notes in the table above is shown before the bifurcation of the Bridge Notes derivative liability. The Company determined the fair value of the Bridge Notes by multiplying the 8.0 million shares expected to be issued in common stock (or in pre-funded warrants) on October 29, 2024 by the closing stock price of $1.05 per share on September 30, 2024.

See Note 5 for more information on the Convertible Notes and the Bridge Notes.

The Company assessed the fair value of the 2023 convertible notes as of December 31, 2023 using a binomial model, which is considered a Level 3 measurement.

7)	GOODWILL

In 2018, the Company acquired IRX Therapeutics (“IRX”), which was accounted for as a business combination. The Company recorded goodwill in the amount of $2.0 million related to the IRX acquisition. Goodwill is not amortized but is tested for impairment annually, or more frequently if the Company becomes aware of any events occurring or changes in circumstances that indicate that the fair value of the entity is less than its carrying value. As of September 30, 2024, the Company did not identify potential triggering events that could indicate that the fair value of the entity is less than its carrying value and determined there were no such events that occurred.

8)	LEASES

The Company currently has operating leases for office in the borough of Manhattan in New York, New York, and Cambridge, Massachusetts, which expire in 2026 and 2028, respectively.

In addition, in October 2022, the Company entered into a sublease with a subsidiary of Bristol-Myers Squibb Company, as sublessor (“Sublessor”), for office, laboratory and research and development space of approximately 45,500 square feet in Somerville, Massachusetts. The sublease provided for base rental payments of approximately $0.5 million per month as well as monthly payments for parking and the Company’s share of traditional lease expenses, including certain taxes, operating expenses and utilities. The Company paid the Sublessor a security deposit in the form of a letter of credit in the amount of approximately $4.1 million.

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

The Company also did not pay the rent for June, July or August 2024 and, as of August 1, 2024, owed approximately $4.0 million in the aggregate in past due rent. On August 5, 2024, the Sublessor drew down on the letter of credit for the full $4.1 million to cover the approximately $4.0 million of past due rent payments, plus interest and penalties.

On August 9, 2024, the Company and Sublessor entered into a sublease termination agreement, effective August 31, 2024. The sublease was originally scheduled to expire in 2033. Pursuant to the sublease termination agreement, the Company agreed to the following: to surrender and vacate the premises; that the Company’s right, title and interest in all furniture, fixtures and laboratory equipment at the premises will become the property of the sublessor; and that both parties will be released of their obligations under the sublease. As a result of the sublease termination, the Company recognized a gain on lease termination of approximately $1.6 million for the three and nine months ended September 30, 2024, which includes a loss on disposal of fixed assets of approximately $0.5 million.

For the three and nine months ended September 30, 2024 and 2023, the net operating lease expenses were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Operating lease expense	$1,110	$1,623	$4,380	$1,758
Sublease income	(21)	(21)	(63)	(63)
Variable lease expense	225	6	887	18
Total lease expense	$1,314	$1,608	$5,204	$1,713

The tables below show the beginning balances of the operating ROU assets and lease liabilities as of January 1, 2024 and the ending balances as of September 30, 2024, including the changes during the period (in thousands).

Operating Lease ROU Assets

Operating lease ROU assets at January 1, 2024	$32,781
Adjustment to ROU asset for remeasurement of
Somerville Sublease liability	4,245
Write-off of Somerville Sublease ROU asset	(34,857)
Amortization of operating lease ROU assets	(1,450)
Operating lease ROU assets at September 30, 2024	$719

Operating Lease Liabilities
Operating lease liabilities at January 1, 2024	$35,070
Adjustment to lease liability due to remeasurement of Somerville Sublease	4,245
Accretion of interest for Somerville Sublease	2,465
Write-off of Somerville Sublease liability	(36,924)
Principal payments on operating lease liabilities	(4,121)
Operating lease liabilities at September 30, 2024	735
Less non-current portion	534
Current portion at September 30, 2024	$201

As of September 30, 2024, the Company’s operating leases had a weighted-average remaining life of 3.3 years with a weighted-average discount rate of 10.23%. The maturities of the operating lease liabilities are as follows (in thousands):

As of September 30, 2024
2024	$69
2025	274
2026	267
2027	163
2028	82
Total payments	855
Less imputed interest	(120)
Total operating lease liabilities	$735

9)	ACCRUED EXPENSES

Accrued expenses at September 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Professional fees	$290	$239
Legal fees	267	643
Accrued compensation	108	109
Convertible notes interest	38	176
Somerville facility	-	218
Other	463	508
Total accrued expenses	$1,166	$1,893

10)	RELATED PARTY TRANSACTIONS

Agreements with Factor Bioscience Inc. and Affiliates

As of September 30, 2024, the Company had entered into the agreements described below with Factor Bioscience Inc. and/or Dr. Matthew Angel. These agreements have been deemed related party transactions because the Company’s former chief executive officer, Dr. Angel, is the chairman and chief executive officer of Factor Bioscience Inc. and a director of its subsidiary, Factor Bioscience Limited (“Factor Limited” and together with Factor Bioscience Inc. and its other affiliates, “Factor Bioscience”). Dr. Angel resigned as the Company’s chief executive officer effective December 31, 2023.

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

Under the terms of an amendment to WO1, the Company may terminate WO1 on or after the second anniversary of the date of the MSA, subject to providing Factor Bioscience with 75 days’ prior notice if such notice is provided no later than June 30, 2024. On June 26, 2024, the Company provided Factor Bioscience with its notice to terminate WO1, which became effective on September 9, 2024.

In connection with entering into the MSA, Factor Limited entered into a waiver agreement with Eterna LLC, pursuant to which Factor Limited agreed to waive payment of $3.5 million otherwise payable to it (the “License Fee Obligation”) in October 2022 by Eterna LLC under the exclusive license agreement entered into in April 2021 among Eterna LLC, Novellus Limited and Factor Limited (the “Original Factor License Agreement”). Under the waiver agreement, the License Fee Obligation is waived conditionally on the Company paying Factor Bioscience a minimum of $3.5 million due under the MSA.

Because the License Fee Obligation was conditionally waived until the Company paid Factor Bioscience a minimum of $3.5 million under the MSA, the Company recorded a liability of $3.5 million. As of September 30, 2024, there was no License Fee Obligation liability remaining.

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

On November 14, 2023, the Company entered into an amended and restated exclusive license agreement (the “A&R Factor License Agreement”) with Factor Limited to replace in its entirety the exclusive license agreement between the parties dated February 20, 2023 and the amendment thereto. Under the A&R Factor License Agreement, Factor Limited granted to the Company an exclusive, sublicensable license under certain patents owned by Factor Limited (the “Factor Patents”). The A&R Factor License Agreement also provides for, among other things, the expansion of the Company’s license rights to include (i) the field of use of the Factor Patents to include veterinary uses (ii) know-how that is necessary or reasonably useful to practice to the licensed patents, (iii) the ability to sublicense through multiple tiers (as opposed to only permitting a direct sublicense) and (iv) the transfer of technology to the Company, subject to the use restrictions in the A&R Factor License Agreement. The A&R Factor License Agreement was subsequently terminated and superseded by the Factor L&C Agreement discussed below.

On September 24, 2024, the Company entered into the Factor L&C Agreement, effective as of September 9, 2024, with Factor Limited. The Factor L&C Agreement terminated the A&R Factor License Agreement as well as the Purchased License that Exacis entered into with Factor Bioscience on November 4, 2020, which the Company acquired pursuant to the Exacis Purchase Agreement with Exacis and certain stockholders of Exacis on April 26, 2023.

Under the Factor L&C Agreement, the Company has obtained exclusive licenses in the fields of cancer, autoimmune disorders, and rare diseases with respect to certain licensed technology and has the right to develop the licensed technology directly or enter into co-development agreements with partners who can help bring such technology to market. The Factor L&C Agreement also provides for certain services and materials to be provided by Factor Bioscience to facilitate the development of the licensed technology and to enable the Company to scale up production at third party facilities.

The initial term of the Factor L&C Agreement is one year after the effective date, and it automatically renews yearly thereafter. The Company may terminate the Factor L&C Agreement for any reason upon 90 days’ written notice to Factor Bioscience, and the parties otherwise have customary termination rights, including in connection with certain uncured material breaches and specified bankruptcy events.

Pursuant to the Factor L&C Agreement, the Company will pay Factor Bioscience approximately $0.2 million per month for the first twelve months, approximately $0.1 million per month for the first nine months toward patent costs, certain milestone payments, royalty payments on net sales of commercialized products and sublicensing fee payments.

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

July 2023, December 2023 and September 2024 Financings

Investors in the July 2023 convertible note financing included Brant Binder, Richard Wagner, Charles Cherington and Nicholas Singer, and investors in the December 2023 convertible note financing and the September 2024 financing included Messrs. Cherington and Singer. Each of them participated in the applicable financing under the same terms and subject to the same conditions as all the other investors. See Note 5 and Note 17 for additional information regarding the financings. Mr. Binder served on the Company’s board of directors from July 6, 2023 to August 8, 2023, Mr. Wagner served on the Company’s board of directors from July 6, 2023 to August 8, 2023, Mr. Cherington served on the Company’s board of directors from March 2021 to July 6, 2023, and Mr. Singer served on the Company’s board of directors from June 2022 to July 6, 2023.

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

On November 15, 2022, prior to a decision on Westman’s and Sowyrda’s motion to compel or stay, the parties agreed to voluntarily dismiss and consolidate the Delaware Actions with this action. On December 15, 2022, Sowyrda filed an Amended Answer to the Amended Complaint, asserted affirmative defenses and filed Amended Counterclaims against Dr. Angel, Dr. Rohde, Novellus LLC, Novellus Inc., Factor Bioscience Inc., and Eterna Therapeutics Inc. (collectively, the “Counterclaim Defendants”) alleging against various Counterclaim Defendants breach of contract, breaches of the implied duty of good faith and fair dealing, breaches of fiduciary duty, breaches of the operating agreement, aiding and abetting breaches of fiduciary duty, tortious interference with contract, equitable accounting, violations of the Massachusetts Wage Act, Massachusetts Minimum Fair Wage Law, the Fair Labor Standards Act, unjust enrichment, and quantum meruit. Also on December 15, 2022, Westman filed an answer to the Amended Complaint and asserted similar counterclaims against the same Counterclaim Defendants. Westman and Sowyrda each asserted claims for indemnification and/or advancement against Novellus, Inc. On January 11, 2023, Westman and Sowyrda served a joint motion to enforce their advancement and/or indemnification rights against Novellus Inc. Novellus Inc. vigorously opposes this motion and served its opposition on January 27, 2023. On February 8, 2023, Westman and Sowyrda served a reply in support of their motion to enforce indemnification/advancement rights, and submitted the motion to the Court. Novellus Inc. answered Westman and Sowyrda’s counterclaims on January 27, 2023, denying liability. The remaining Counterclaim Defendants served a motion to dismiss most of the remaining counterclaims on January 27, 2023. The Court entered an order granting the Counterclaim Defendants’ motion to dismiss and denying Sowyrda and Westman’s motion to enforce on June 15, 2023. The Court’s order dismissed all of Westman’s claims against Counterclaim Defendants except his claim for indemnification, and all of Sowyrda’s claims except his claim for indemnification and his employment-related claims, which Counterclaim Defendants did not move to dismiss. On July 6, 2023, Westman and Sowyrda filed a petition for interlocutory review with a single justice of the Massachusetts Appeals Court, seeking to overturn the judge’s decision granting the Counterclaim Defendants’ motion to dismiss most of the remaining counterclaims, but not the decision denying Westman and Sowyrda’s motion to enforce advancement rights. On July 25, 2023, the parties to the appeal filed a joint motion to the single justice in the appellate court to stay the appeal to allow for amended counterclaims to be filed by Counterclaim Plaintiffs and a motion to dismiss to be filed by Counterclaim Defendants. Counterclaim Plaintiffs filed an initial set of amended counterclaims on August 15, 2023. Counterclaim Plaintiffs amended and refiled their amended counterclaims on September 29, 2023. Counterclaim Defendants served their motion to dismiss all of the amended counterclaims, except for Sowyrda’s employment-related claims, on October 13, 2023. On June 13, 2024, the motion to dismiss was denied and the court set a schedule for discovery limited to a threshold factual issue. Discovery as to all other issues pertaining to the counterclaims was stayed. On July 15, 2024, Westman and Sowyrda requested that the single justice in the appellate court continue to stay the appeal pending the outcome of the limited discovery ordered by the Court. On July 31, 2024, Counterclaim Defendants and Sowyrda informed the Court that they had reached a settlement and requested that all claims pending between them be dismissed with prejudice, and on August 9, 2024, the Court approved the motion for approval of dismissal of all such claims with prejudice. Pursuant to the Court’s order, Counterclaim Defendants are engaged in limited discovery with Westman.. The next Court conference is scheduled for November 18, 2024.

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

On October 6, 2024, the parties entered into an addendum to the settlement agreement extending the deadline for phasing out the Company’s use of the ETERNA trademark until March 31, 2025. If the Company continues to use the Eterna Therapeutics name as of April 1, 2025, it will be obligated to pay €667 per day that it continues to do so.

Licensing Agreements

On September 24, 2024, the Company entered into the Factor L&C Agreement. See Note 10 for details of this agreement.

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

Stock Options

During the nine months ended September 30, 2024 and 2023, the Company granted options to purchase the number of shares of the Company’s common stock set forth in the table below (in thousands):

	Nine months ended September 30,
	2024	2023
Stock options granted	2,375	237

There were no stock options granted during either of the three months ended September 30, 2024 or 2023.

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

On April 26, 2024, the vesting terms of Mr. Luther’s stock option award were amended so that the option vests over three years, with 25% of the shares vesting on the first anniversary of the grant date and the remaining 75% of the shares will vest in equal monthly installments over the remaining two years, in each case, subject to continued service.

Since the only modification to Mr. Luther’s stock option award was to the vesting terms, there was no change to the fair value of the stock option and the total compensation cost was unchanged. However, the total compensation cost will be recognized over three years rather than four years, and as a result, the Company recognized approximately $0.1 million in additional stock-based compensation expense during the nine months ended September 30, 2024 as a result of the modification.

The Company recognizes stock-based compensation expense for stock options granted to employees, directors and certain consultants. The Company estimates the fair value of stock options using the Black-Scholes option pricing model. The fair value of stock options granted is recognized as expense over the requisite service period on a straight-lined basis.

The following weighted-average assumptions were used for stock options granted during the nine months ended September 30, 2024 and 2023:

	Nine months ended September 30,
	2024	2023
Weighted average risk-free rate	4.45%	3.82%
Weighted average volatility	97.91%	95.15%
Dividend yield	0.00%	0%
Expected term	5.85 years	5.44 years

The per-share weighted average grant-date fair value of stock options granted during the nine months ended September 30, 2024 and 2023 were as follows:

	Nine months ended September 30,
	2024	2023
Weighted average grant date fair value	$1.44	$2.99

Vesting of all stock options is subject to continuous service with the Company through the applicable vesting date. As of September 30, 2024, there were approximately 2,516,000 shares of the Company’s common stock subject to outstanding stock options.

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

In lieu of paying cash to satisfy withholding taxes due upon the settlement of vested RSUs, at the Company’s discretion, an employee may elect to have shares of common stock withheld that would otherwise be issued at settlement, the value of which is equal to the amount of withholding taxes payable. During the three and nine months ended September 30, 2024 and 2023, less than 1,000 RSUs vested. As of September 30, 2024, there were less than 1,000 RSUs outstanding.

The Company did not grant RSUs during either of the three or nine months ended September 30, 2024 and 2023.

Stock-Based Compensation Expense

For the three and nine months ended September 30, 2024 and 2023, the Company recognized stock-based compensation expense as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Research and development	$13	$57	$74	$177
General and administrative	392	117	1,036	900
Total	$405	$174	$1,110	$1,077

13)	WARRANTS

As discussed in Notes 5 and 6, respectively, the Company has previously issued the note warrants and the Q1-22 warrants. The Company also has the December 2022 warrants outstanding from a private placement completed in the fourth quarter of 2022.

As of September 30, 2024, the Company has the following warrants outstanding:

	Warrants Outstanding (in thousands)	Exercise Price	Expiration Date	Classification
Q1-22 warrants	343	$38.20	September 9, 2027	Liability
December 2022 Warrants	4,370	$1.43	June 2, 2028	Equity
July 2023 Note Warrants	6,094	$1.43	July 14, 2028	Equity
December 2023 Note Warrant issued December 15, 2023	8,115	$1.43	December 15, 2028	Equity
December 2023 Note Warrant issued January 11, 2024	1,464	$1.43	January 11, 2029	Equity
	20,386

As of September 30, 2024, the weighted average remaining contractual life of the warrants outstanding was 3.95 years and the weighted average exercise price was $2.05.

On October 29, 2024, all of the warrants except for the Q1-22 warrants and approximately 142,000 of the December 2022 Warrants were exchanged for common stock at a rate of one-half share of common stock for every one warrant share pursuant to the Exchange Transactions. See Note 5 and 17 for more information regarding the Exchange Transactions.

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

The following table presents the number of shares subject to outstanding warrants, stock options, RSUs, Series A convertible preferred stock and convertible notes that were excluded from the computation of diluted net loss per share of common stock for the three and nine months ended September 30, 2024 and 2023, as their effect was anti-dilutive (in thousands):

	Three and nine months ended September 30,
	2024	2023
Warrants	20,386	10,807
Convertible Notes converted into common stock	16,106	3,087
Stock options	2,516	510
Preferred stock converted into common stock	31	12
RSUs	-	1
Total potential common shares excluded from computation	39,039	14,417

15)	STANDBY EQUITY PURCHASE AGREEMENT

On April 5, 2023, the Company entered into the ELOC with Lincoln Park, pursuant to which Lincoln Park committed to purchase up to $10.0 million of the Company’s common stock, subject to the terms and conditions contained in the appliable agreements. Such sales of common stock by the Company, if any, are subject to certain limitations set forth in the purchase agreement, and may occur from time to time, at the Company’s sole discretion, over a period of up to 24-months, commencing April 25, 2023, which was the date on which each of the conditions to Lincoln Park’s purchase obligations set forth in the purchase agreement were initially satisfied. In consideration of Lincoln Park’s entry into the purchase agreement, the Company issued to Lincoln Park approximately 74,000 shares of common stock as commitment shares. The value of the commitment shares was recorded as a period expense and included in other expense, net, in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2023.

In April 2023, the Company filed a registration statement on Form S-1 to register the sale from time to time of up to 2,930,237 shares of the Company’s common stock by Lincoln Park, including the approximately 74,000 commitment shares, which was declared effective on April 24, 2023 (the “ELOC S-1”).

During the three and nine months ended September 30, 2023, the Company issued and sold approximately 214,000 shares of common stock under the ELOC, including the approximately 74,000 commitment shares, for gross proceeds of $0.3 million. No shares were sold under the ELOC during the three or nine months ended September 30, 2024. As of September 30, 2024, there were approximately 2,716,000 shares remaining to be sold under the ELOC that are registered for resale by Lincoln Park under the ELOC S-1.

16)	RECENT ACCOUNTING PRONOUNCEMENTS

No new Accounting Standards Updates have been issued by the Financial Accounting Standards Board since January 1, 2024 that would apply to the Company that are not disclosed in the 2023 10-K.

17)	SUBSEQUENT EVENT

As discussed in Note 5, on September 24, 2024, the Company entered into the September 2024 Transactions. On October 29, 2024, the Company held its Annual Meeting, whereby the Company’s stockholders approved the September 2024 Transactions, and as a result, the following occurred:

●	Under the Common Stock Private Placement, the Company issued approximately 1,402,000 shares of common stock and pre-funded warrants to purchase 115,000 shares of common stock and received approximately $1.1 million in gross proceeds from the issuance of such securities. The pre-funded warrants have an exercise price of $0.005 per share, are exercisable at any time and will not expire until exercised in full.

●	Under the Bridge Notes, approximately $3.0 million of the principal amount of the bridge notes plus all accrued and unpaid interest thereon, plus such amount of interest that would have accrued on the principal amount through December 24, 2024, was automatically converted at a conversion price of $0.50 into approximately 6,244,000 shares of the Company’s common stock and approximately $0.9 million of the principal amount of the bridge notes plus all accrued and unpaid interest thereon, plus such amount of interest that would have accrued on the principal amount through December 24, 2024, was automatically converted at a conversion price of $0.50 into pre-funded warrants to purchase 1,764,000 shares of common stock. The pre-funded warrants have an exercise price of $0.005 per share, are exercisable at any time and will not expire until exercised in full.

●	Under the Exchange Transactions, (i) the holders of the warrants exchanged approximately 19,902,000 warrants for approximately 9,951,000 shares of the Company’s common stock at an exchange ratio of one-half of a share of common stock for every one share of common stock issuable upon exercise of the applicable warrant (rounded up to the nearest whole number), and (ii) the holders of the convertible notes exchanged all their convertible notes for approximately 28,351,000 shares of the Company’s common stock at an exchange ratio equal to (A) the sum expressed in U.S. dollars of (1) the principal amount of the applicable convertible note, plus (2) all accrued and unpaid interest thereon through the date the applicable convertible note is exchanged plus (3) all interest that would have accrued through, but not including, the maturity date of applicable convertible note if it was outstanding from the date such convertible note is exchanged through its maturity date, divided by (B) $1.00 (rounded up to the nearest whole number). The Company issued approximately 38,302,000 shares of our common stock at the closing of the Exchange Transactions.

In total, the Company issued approximately 45.9 million shares of common stock and 1.9 million pre-funded warrants on October 29, 2024 pursuant to the September 24, 2024 Transactions and had 51.4 million shares of common stock issued and outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read this discussion together with the unaudited interim condensed consolidated financial statements, related notes, and other financial information included elsewhere in this Quarterly Report on Form 10-Q together with our audited consolidated financial statements, related notes, and other information contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2023, as amended by the Form 10-K/A filed with the SEC on March 18, 2024 (as amended, the “2023 10-K”). The following discussion contains or is based on assumptions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors,” in this report and in Part I, Item 1A of the 2023 10-K and as described from time to time in our other filings with the SEC. These risks could cause our actual results to differ materially from those anticipated in these forward-looking statements.

Overview

We are a preclinical-stage cell therapy company. Our vision is to improve the lives of patients with difficult-to-treat diseases through innovative, effective, and safe, but accessible cellular therapies, and our mission is to develop allogenic off-the-shelf cellular therapies, leveraging induced pluripotent stem cell (“iPSC”)-derived mesenchymal stem cells (“iMSCs”) to target solid tumors.

Our lead product ERNA-101 is allogenic IL-7 and IL-15-secreting iMSCs. ERNA-101 capitalizes on the intrinsic tumor-homing ability of MSCs to slip through the tumor’s defenses and to deliver potent pro-inflammatory factors directly to the tumor microenvironment (“TME”), limiting systemic exposure and potential toxicity while unleashing potent anti-cancer immune responses including enhancement of T-cell anti-tumor activity. Our initial focus is to develop ERNA-101 in triple negative breast cancer and platinum-resistant, tp53-mutant ovarian cancer. We collaborated with the University of Texas MD Anderson Cancer Center to investigate the ability of ERNA-101 to induce and modulate antitumor immunity in ovarian cancer and breast cancer model. We are expecting to complete the Investigational New Drug (“IND”) enabling studies and IND submission by 2026. We are also planning to investigate anti-inflammatory cytokine (e.g. IL-10)-secreting iMSCs in inflammatory/auto-immune disorders like Rheumatoid arthritis. We are actively seeking strategic partnerships to co-develop or out-license therapeutic assets and engage with potential collaborators to expand developmental opportunities.

Recent Developments

Private Placement

On October 29, 2024, we closed a private placement in which we sold an aggregate of 1,401,994 shares of our common stock and pre-funded warrants to purchase 115,000 shares of our common stock at a purchase price of $0.75 per share of common stock and $0.745 per pre-funded warrant. We received approximately $1.1 million in gross proceeds from the issuance of such securities. For additional information regarding this private placement, see Note 5 to the accompanying condensed consolidated financial statements.

Exchange Transactions

Also on October 29, 2024, in accordance with exchange agreements we entered into with the holders of certain of our warrants and convertible notes, we issued an aggregate of 38,302,029 shares of our common stock in exchange for: (i) warrants to purchase an aggregate of approximately 4.4 million shares of our common stock that we issued in December 2022 with an exercise price of $1.43 per share; (ii) $8.7 million in the aggregate principal amount of convertible notes that we issued in July 2023 and warrants to purchase an aggregate of approximately 6.1 million shares of our common stock that we issued in July 2023 with an exercise price of $1.43 per share; (iii) $9.2 million in the aggregate principal amount of convertible notes that we issued in December 2023 and warrants to purchase an aggregate of approximately 9.6 million shares of our common stock that we issued in December 2023 with an exercise price of $1.43 per share.

The holders of the warrants described in the paragraph above exchanged all their warrants for shares of our common stock at an exchange ratio of 0.5 of a share of common stock for every one share of common stock issuable upon exercise of the applicable warrant (rounded up to the nearest whole number), and the holders of the convertible notes described in the paragraph above exchanged all their convertible notes for shares of our common stock at an exchange ratio equal to (A) the sum expressed in U.S. dollars of (1) the principal amount of the applicable convertible note, plus (2) all accrued and unpaid interest thereon through the date the applicable convertible note is exchanged plus (3) all interest that would have accrued through, but not including, the maturity date of applicable convertible note if it was outstanding from the date such convertible note is exchanged through its maturity date, divided by (B) $1.00 (rounded up to the nearest whole number).

For additional information regarding the exchange transactions, see Note 5 to the accompanying condensed consolidated financial statements.

Conversion of Bridge Notes

On September 24, 2024, we closed a private placement in which we sold an aggregate principal amount of approximately $3.9 million of 12.0% senior convertible notes (the “bridge notes”).

On October 29, 2024, in accordance with the terms of the bridge notes, approximately $3.0 million of the principal amount of the bridge notes plus all accrued and unpaid interest thereon, plus such amount of interest that would have accrued on the principal amount through December 24, 2024, was automatically converted at a conversion price of $0.50 into 6,244,237 shares of our common stock, and approximately $0.9 million of the principal amount of the bridge notes plus all accrued and unpaid interest thereon, plus such amount of interest that would have accrued on the principal amount through December 24, 2024, was automatically converted at a conversion price of $0.50 into pre-funded warrants to purchase 1,764,000 shares of our common stock.

For additional information regarding the private placement and conversion of the bridge notes, see Note 5 to the accompanying condensed consolidated financial statements.

In total, the Company issued approximately 45.9 million shares of common stock and 1.9 million pre-funded warrants on October 29, 2024 pursuant to the private placement, the exchange transactions and the conversion of the bridge notes discussed above and had 51.4 million shares of common stock issued and outstanding.

Agreements with Factor Bioscience

License Agreement

On September 24, 2024, we entered into the Exclusive License and Collaboration Agreement (“the Factor L&C Agreement”) with Factor Bioscience Limited (“Factor Limited”). The Factor L&C Agreement terminated the Amended and Restated Factor License Agreement (the “A&R Factor License Agreement”) entered into on November 14, 2023 as well as an exclusive license agreement we acquired from Dilos Bio (formerly known as Exacis Biotherapeutics Inc. (“Exacis”)) under an asset purchase agreement in April 2023.

Under the Factor L&C Agreement, we have obtained an exclusive license in the fields of cancer, autoimmune disorders, and rare diseases with respect to certain licensed technology and we have the right to develop the licensed technology directly or enter into co-development agreements with partners who can help bring such technology to market. The Factor L&C Agreement also provides for certain services and materials to be provided by Factor to facilitate our development of the licensed technology and to enable us to scale up production at third party facilities.

The initial term of the Factor L&C Agreement is one year after the effective date, and it automatically renews yearly thereafter. We may terminate the Factor L&C Agreement for any reason upon 90 days’ written notice to Factor, and the parties otherwise have customary termination rights, including in connection with certain uncured material breaches and specified bankruptcy events.

Pursuant to the Factor L&C Agreement, we will pay Factor $0.2 million per month for the first twelve months, $0.1 million per month for the first nine months toward patent costs, certain milestone payments, royalty payments on net sales of commercialized products and sublicensing fee payments.

Lineage Assignment Agreement

On September 24, 2024, we entered into an agreement with Factor Bioscience Inc. (“Factor”) whereby we assigned the exclusive option and license agreement (the “Lineage Agreement”) to Factor (the “Lineage Assignment Agreement”). Our rights and obligations under the agreement are now Factor’s responsibility.

Payments related to the Lineage Agreement will now be subject to the Lineage Assignment Agreement, which provides for Factor paying us thirty percent (30%) of all amounts it actually receives from Lineage in the event that Lineage exercises its Option Right. Upon receipt of payment for the customization activities set forth in the Lineage Agreement, Factor will pay the Company twenty percent (20%) of all amounts Factor receives from Lineage.

Termination of Sublease

In October 2022, we entered into a sublease for office and laboratory space in Somerville, Massachusetts. In connection with entering into the sublease, we delivered a security deposit in the form of a letter of credit in the amount of $4.1 million. The letter of credit was collateralized with $4.1 million of cash deposited in a restricted account.

On August 5, 2024, the sublessor drew down on the letter of credit for the full $4.1 million to cover the approximately $4.0 million of past due rent payments for February 2024 through August 2024, plus interest and penalties.

On August 9, 2024, we and the sublessor entered into a sublease termination agreement pursuant to which the parties agreed to terminate the sublease effective August 31, 2024. Pursuant to the sublease termination agreement, we agreed to surrender and vacate the premises, all of our right, title and interest in all furniture, fixtures and laboratory equipment at the premises will become the property of the sublessor, and both parties will be released of their obligations under the sublease. As a result of the sublease termination, we recognized a gain on lease termination of approximately $1.6 million for the three and nine months ended September 30, 2024, and we expect to save approximately $72 million in base rental payments, parking, operating expenses, taxes and utilities that we would have paid over the remaining lease term.

Nasdaq Matters

On March 19, 2024, we received a notice from the Listing Qualifications Staff (“Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) stating that we were not in compliance with the Nasdaq listing rule 5550(b)(1) (the “Minimum Stockholders’ Equity Rule”) because we reported stockholders’ equity of less than $2.5 million as of December 31, 2023. The notice had no immediate effect on our Nasdaq listing. In May 2024, we submitted a plan to Nasdaq advising of actions we have taken or will take to regain compliance with the Minimum Stockholders’ Equity Rule. Nasdaq accepted our plan and granted us a 180-day extension, or through September 16, 2024, to regain compliance with the Minimum Stockholders’ Equity Rule. On September 17, 2024, we received a notice from the Staff stating that the Staff has determined that we did not meet the terms of the extension to confirm or demonstrate compliance with the Minimum Stockholders’ Equity Rule by September 16, 2024, and, as a result, unless we request an appeal of such determination by September 24, 2024, trading of our common stock will be suspended at the opening of business on September 26, 2024, and a Form 25-NSE will be filed with the SEC, which will remove our securities from listing and registration on Nasdaq. On September 24, 2024,we submitted a timely request for a hearing with the Nasdaq’s Hearings Panel to appeal the Staff’s determination. The request stayed the suspension of trading of our common stock and the filing of the Form 25-NSE pending the Hearing Panel’s decision. The hearing was scheduled for November 12, 2024.

After giving effect to (i) the reclassification of the debt represented by the convertible notes to equity as a result of the exchange of the convertible notes that occurred on October 29, 2024, (ii) the receipt of net proceeds we received in the October 2024 private placement of our common stock and pre-funded warrants to purchase shares of our common stock, and (iii) the reclassification of the debt represented by the bridge notes to equity as a result of the conversion of the bridge notes into shares of our common stock or pre-funded warrants to purchase shares of our common stock, and after taking into account the savings resulting from the termination of our former sublease, our stockholders’ equity exceeds $2.5 million on a proforma basis as of September 30, 2024, which we communicated in our pre-hearing submission of materials to the Hearing Panel on October 23, 2024. Additionally, due to issuing over 45.9 million shares of common stock from the transactions described above and having a total of 51.4 million shares of common stock issued and outstanding as of October 29, 2024, the market value of our listed securities has exceeded the minimum of $35 million under Nasdaq Listing Rule 5550(b)(2) for ten consecutive trading days. As a result, the Staff informed the Company that is has regained compliance with Nasdaq Listing Rule 5550(b) and our stock will continue to be listed and traded on Nasdaq. Accordingly, the Hearing Panel cancelled the November 12, 2024 hearing.

Basis of Presentation

Revenue

In February 2023, we entered into the Lineage Agreement with Lineage, under which we granted Lineage an option to obtain an exclusive sublicense to certain of our technology for preclinical, clinical and commercial purposes in exchange for a non-refundable up-front payment to us of $0.3 million. In August 2023, Lineage requested that we begin developing certain induced pluripotent stem cell lines in exchange for a cell line customization fee. Lineage paid us $0.4 million towards the customization fee, which we were recognizing ratably over the customization period. On September 24, 2024, we entered into the Lineage Assignment Agreement with Factor Inc. to assign all our rights and obligations under that the Lineage Agreement to Factor Inc. Payments to us related to the Lineage Agreement will now be subject to the Lineage Assignment Agreement, which provides for Factor Inc. paying the us thirty percent (30%) of all amounts it receives from Lineage in the event that Lineage obtains a sublicense from Factor Inc. Upon receipt of future payments for the customization activities set forth in the Lineage Agreement, Factor Inc. will pay the us twenty percent (20%) of all amounts Factor Inc. receives from Lineage. Because we have no further obligations under the agreement with Lineage, we have fully recognized as revenue amounts previously recorded in deferred revenue of approximately $0.5 million for the three and nine months ended September 30, 2024. For additional information, see Note 4 to the accompanying condensed consolidated financial statements. We have no other revenue generating contracts at this time.

Cost of Revenues

We recognize direct labor and supplies associated with generating our revenue as cost of revenues. As provided for in the A&R Factor License Agreement discussed in Note 10 to the accompanying condensed consolidated financial statements, we were obligated to pay Factor Limited 20% of any amounts we receive from a customer that was related to the licensed technology under the A&R Factor License Agreement, which we also recognize as a cost of revenue.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2024 and 2023

	Three months ended September 30,			Nine months ended September 30,
	2024	2023	Change	2024	2023	Change
Revenue	$487	$51	$436	$581	$51	$530
Cost of revenues	(60)	120	(180)	96	170	(74)
Gross income (loss)	547	(69)	616	485	(119)	604

Operating expenses:
Research and development	1,001	1,387	(386)	3,446	4,560	(1,114)
General and administrative	3,381	4,049	(668)	11,592	10,231	1,361
Gain on lease termination	(1,576)	-	(1,576)	(1,576)	-	(1,576)
Acquisition of Exacis in-process research and development	-	-	-	-	460	(460)
Total operating expenses	2,806	5,436	(2,630)	13,462	15,251	(1,789)

Loss from operations	(2,259)	(5,505)	3,246	(12,977)	(15,370)	2,393

Other (expense) income, net:
Loss on extinguishment of debt	(22,440)	-	(22,440)	(22,440)	-	(22,440)
Incremental fair value of bridge note derivative liability	(1,038)	-	(1,038)	(1,038)	-	(1,038)
Change in fair value of warrant liabilities	831	20	811	897	166	731
Change in fair value of contingent consideration	-	-	-	66	118	(52)
Loss on non-controlling investment	-	-	-	-	(59)	59
Interest expense, net	(1,686)	(113)	(1,573)	(3,269)	(88)	(3,181)
Other expense, net	-	(1)	1	-	(281)	281
Total other expense, net	(24,333)	(94)	(24,239)	(25,784)	(144)	(25,640)

Loss before income taxes	(26,592)	(5,599)	(20,993)	(38,761)	(15,514)	(23,247)
(Provision) benefit for income taxes	(11)	8	(19)	(18)	(1)	(17)

Net loss	$(26,603)	$(5,591)	$(21,012)	$(38,779)	$(15,515)	$(23,264)

Revenue

During the three and nine months ended September 30, 2024, we fully accelerated the recognition of approximately $0.5 million of deferred revenue related to nonrefundable payments we received from Lineage due to the Lineage Assignment Agreement we entered into on September 24, 2024 with Factor Inc. discussed earlier. For the three and nine months ended September 30, 2023, the revenue we recognized was related to customization activities performed for Lineage.

Cost of Revenue

During the nine months ended September 30, 2024, our cost of revenues included direct labor and materials to perform the customization cell line activities for Lineage. During the three months ended September 30, 2024, we recognized a credit for amounts previously accrued related to customization cell line activities that were no longer due as a result of entering into the Lineage Assignment Agreement with Factor Inc. During the three and nine months ended September 30, 2023, we recognized direct labor and materials related to the customization activities as well as the 20% license fee due to Factor Limited related to upfront payments received from Lineage under the customer agreement.

Research and Development Expenses

	Three months ended September 30,
	2024	2023	Change
(in thousands)
Professional fees	$64	$225	$(161)
Payroll-related	58	134	(76)
MSA/license fees	767	813	(46)
Stock-based compensation	13	57	(44)
Other expenses, net	99	158	(59)
Total research and development expenses	$1,001	$1,387	$(386)

	Nine months ended September 30,
	2024	2023	Change
(in thousands)
Professional fees	$152	$675	$(523)
Stock-based compensation	74	177	(103)
Payroll-related	444	504	(60)
MSA/license expense	2,392	2,438	(46)
Other expenses, net	384	766	(382)
Total research and development expenses	$3,446	$4,560	$(1,114)

Total research and development expenses decreased by approximately $0.4 million and $1.1 million for the three and nine months ended September 30, 2024, respectively, compared to the three months ended September 30, 2023, primarily due to decreased professional fees due to a reduction in consultant services, payroll-related expenses and stock-based compensation from a reduction in headcount, MSA/license fees as a result of the new L&C Agreement and other expenses related to closing down a clinical trial we ended in 2022.

General and Administrative Expenses

	Three months ended September 30,
	2024	2023	Change
(in thousands)
Professional fees	$1,125	$1,726	$(601)
Occupancy expense	1,267	1,563	(296)
Insurance	93	209	(116)
Stock-based compensation	392	117	275
Payroll-related	367	254	113
Other expenses, net	137	180	(43)
Total general and administrative expenses	$3,381	$4,049	$(668)

	Nine months ended September 30,
	2024	2023	Change
(in thousands)
Occupancy expense	$5,068	$1,606	$3,462
Stock-based compensation	1,036	900	136
Professional fees	3,409	5,054	(1,645)
Insurance	405	936	(531)
Payroll-related	1,234	1,312	(78)
Other expenses, net	440	423	17
Total general and administrative expenses	$11,592	$10,231	$1,361

Our general and administrative expenses decreased by approximately $0.7 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to decreases in professional fees related to legal services and consultants, rent expense due to the termination of our Somverville sublease effective August 31, 2024 and a reduction in insurance premiums. These decreases were offset by increases in payroll-related expense and stock-based compensation due to an increase in headcount as well as an inducement stock option grant given to our chief executive officer in January 2024 compared to the three months ended September 30, 2023.

Our general and administrative expenses increased by approximately $1.4 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to increased occupancy expense related to the Somerville sublease that we began to incur in July 2023 as well as increased stock-based compensation due to the chief executive officer’s inducement stock option grant. The increase in occupancy expense was partially offset by decreases in professional fees related to legal services and consultants, insurance expense due to lower premiums and payroll-related expenses resulting from a decrease severance expense during the nine months ended September 20, 2024 compared to the nine months ended September 30, 2023.

Gain on Lease Termination

On August 9, 2024, we and the sublessor of our Somerville sublease entered into a sublease termination agreement effective August 31, 2024. Pursuant to the sublease termination agreement, we agreed to surrender and vacate the premises, all of our right, title and interest in all furniture, fixtures and laboratory equipment at the premises will become the property of the sublessor, and both parties will be released of their obligations under the sublease. As a result of the sublease termination, we recognized a gain on lease termination of approximately $1.6 million for the three and nine months ended September 30, 2024 in the accompanying condensed consolidated statement of operations. There was no similar transaction during the three or nine months ended September 30, 2023.

Acquisition of Exacis In-Process Research and Development

In April 2023, we acquired from Exacis substantially all of its intellectual property assets, including all of its right, title and interest in and to the Purchased License. The Purchased License was determined to be an in-process research and development (“IPR&D”) asset that has no alternative future use and no separate economic value from its original intended purpose, which is expensed in the period the cost is incurred. As a result, we expensed the fair value of the Purchased License of approximately $0.5 million during the three and nine months ended September 30, 2023. For additional information, see Note 3 to the accompanying consolidated financial statements included in this report. There was no similar transaction during the three or nine months ended September 30, 2024.

Loss on Extinguishment of Debt

We recognized a $22.4 million loss on extinguishment of debt for the three and nine months ended September 30, 2024 related to the Exchange Agreements and common stock private placement entered into on September 24, 2024. There was no similar transaction during the three or nine months ended September 30, 2023. See Note 5 to the accompanying condensed consolidated financial statements for more information on the Exchange Transaction.

Fair Value Adjustments to Bridge Notes Derivative Liability

We recognized expense of $1.6 million related to the initial measurement at September 24, 2024 of the incremental fair value of the bridge notes derivative liability over the carrying value due to bifurcation of the conversion feature from the bridge notes. This was offset by a $0.6 million credit for the change in fair value of the bridge notes derivative liability due to remeasuring the liability as of September 30, 2024. There was no similar transaction during the three or nine months ended September 30, 2023. See Note 5 to the accompanying condensed consolidated financial statements for more information on the bridge notes.

Change in Fair Value of Warrant Liabilities

We recognized credits of less than $0.8 million and $0.9 million for the three and nine months ended September 30, 2024 for the change in the fair value of warrant liabilities, which includes certain warrants that were reclassified to a liability on September 24, 2024. The credits were due to a decrease in the market price of our common stock as of September 30, 2024.

For the three and nine months ended September 30, 2023, we recognized credits of less than $0.1 million and $0.2 million, respectively, for the change in the fair value of warrant liabilities due to a decrease in the market price of our common stock as of September 30, 2023. See Note 5 to the accompanying condensed consolidated financial statements for more information on the reclassification of the warrants.

Change in Fair Value of Contingent Consideration

On the closing date of the acquisition of assets from Exacis in April 2023, we recognized a contingent consideration liability of $0.2 million for future payments that may be payable to Exacis, which was included as part of the $0.5 million fair value of the Purchased License asset and expensed as IPR&D for the nine months ended September 30, 2023. This contingent consideration liability is remeasured at each period end, and any change in the fair value of the contingent liability is recognized in the statement of operations. As of September 30, 2023, we remeasured the contingent liability and recognized a credit of $0.1 million for the nine months ended September 30, 2023 due to the decrease in the fair value of the contingent consideration liability. As of September 30, 2024, we remeasured the contingent liability and recognized a credit of $0.1 million for the nine months ended September 30, 2024 due to the decrease in the fair value of the contingent consideration liability. There were no amounts recognized for either of the three months ended September 30, 2023 or 2024.

Loss on Non-Controlling Investment

We account for our 25% non-controlling investment in NoveCite, Inc. (“NoveCite”) under the equity method. We have not guaranteed any obligations of NoveCite, nor are we otherwise committed to providing further financial support for NoveCite. Therefore, we only record 25% of NoveCite’s losses up to our investment carrying amount. As a result, we did not recognize additional losses related to NoveCite for the three or nine months ended September 30, 2024 or the three months ended September 30, 2023. We recognized a loss of approximately $0.1 million for the nine months ended September 30, 2023.

Interest Expense, net

We recognized an increase in interest expense for the three and nine months ended September 30, 2024 of approximately $1.6 million and $3.2 million, respectively, primarily due to interest expense and amortization of debt issuance costs associated with the 2023 convertible note financings and bridge notes when compared to the three and nine months ended September 30, 2023. As a result of the closing of the Exchange Transactions on October 29, 2024, we expect our future interest expense to be significantly decreased.

Other Expense, net

During the nine months ended September 30, 2023, we recognized $0.3 million of other expense, all of which related to the value of the commitment shares issued to Lincoln Park Capital Fund, LLC (“Lincoln Park”) under a standby equity purchase agreement (the “ELOC”) we entered into in April 2023 as well as other associated fees. We did not recognize any such expense during the three or nine months ended September 30, 2024 and a de minimus amount of other expense during the three months ended September 30, 2023.

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

Liquidity and Capital Resources

As of September 30, 2024, we had cash of approximately $4.3 million, of which approximately $3.9 million was from proceeds from the bridge notes received on September 24, 2024, and we had an accumulated deficit of approximately $225.8 million. We have to date incurred operating losses, and we expect these losses to continue in the future. For the three and nine months ended September 30, 2024, we incurred a net loss of $26.6 million and $38.8 million, respectively. For the nine months ended September 30, 2024, we used $12.3 million of cash in operating activities.

On October 29, 2024, we also received approximately $1.1 million upon the closing of the common stock private placement. Other than the proceeds raised under the bridge notes and the common stock private placement, our sole source of liquidity is through sales of our common stock under the ELOC, pursuant to which Lincoln Park committed to purchase up to $10.0 million of our common stock. Such sales of common stock by us, if any, are subject to certain conditions and limitations set forth in the ELOC, including a condition that we may not direct Lincoln Park to purchase any shares of common stock under the ELOC if such purchase would result in Lincoln Park beneficially owning more than 4.99% of our issued and outstanding shares of common stock. Sales under the ELOC may occur from time to time, at our sole discretion, through April 2025. To date, we have issued and sold approximately 214,000 shares of our common stock to Lincoln Park, including approximately 74,000 commitment shares, and have received approximately $0.3 million in gross proceeds from such sales. We sold no shares under the ELOC during the nine months ended September 30, 2024.

Based on our current financial condition and forecasts of available cash, we will not have sufficient capital to fund our operations for the 12 months following the issuance date of the accompanying condensed consolidated financial statements. We can provide no assurance that we will be able to obtain additional capital when needed, on favorable terms, or at all. If we cannot raise capital when needed, on favorable terms or at all, we will need to reevaluate our planned operations and may need to reduce expenses, file for bankruptcy, reorganize, merge with another entity, or cease operations. If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock. See the risk factor in Item 1A of Part II of our 2023 10-K titled, “We will require substantial additional capital to fund our operations and execute our business strategy, and we may not be able to raise adequate capital on a timely basis, on favorable terms, or at all.”

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

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying condensed consolidated statements of cash flows, are summarized as follows:

	For the nine months ended September 30,
(in thousands)	2024	2023	Change
Cash (used in) provided by:
Operating activities	$(12,291)	$(15,747)	$3,456
Investing activities	(365)	-	(365)
Financing activities	5,250	8,852	(3,602)
Net decrease in cash and cash equivalents	$(7,406)	$(6,895)	$(511)

Net Cash Used in Operating Activities

There was a decrease of approximately $3.5 million in cash used in operating activities for the nine months ended September 30, 2024 compared to the same period in 2023. This change was due to a decrease in cash used in operating assets and liabilities of $2.0 million primarily related to a reduction in amounts due for the buildout costs of the Somerville facility and a $1.4 million decrease in net loss, after giving effect to adjustments made for non-cash transactions, for the nine months ended September 30, 2024 compared to the same period in 2023.

Net Cash Used in Investing Activities

We used approximately $0.3 million to pay for the purchases of property and equipment during the nine months ended September 30, 2024. There were no investing activities during the nine months ended September 30, 2023.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2024 includes approximately $5.3 million of gross proceeds received from the convertible note financings that occurred in January 2024 and September 2024. Net cash provided by financing activities for the nine months ended September 30, 2023 includes approximately $8.7 million of gross proceeds from convertible note financings and $0.3 million of proceeds received from selling approximately 214,000 shares to Lincoln Park under the ELOC. The Company did not sell any shares under the ELOC during the nine months ended September 30, 2024.

Critical Accounting Estimates

There were no significant changes in our critical accounting estimates during the three months ended September 30, 2024 from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the 2023 10-K.

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

The material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As of September 30, 2024, we continue to season and enhance such controls to ensure that they will continue to operate effectively for a sufficient period of time before management can make conclusions on the operating effectiveness.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth under “Note 11—Commitments and Contingencies—Legal Matters” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated in this Item 1 by reference.

From time to time, we may become involved in legal proceedings arising in the ordinary course of business. Except as described above, are not party to any material legal proceedings.

Item 1A. Risk Factors.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in our 2023 10-K, in addition to other information in this report, when evaluating our business and before deciding whether to purchase, hold or sell shares of our common stock. Each of these risks and uncertainties, as well as additional risks and uncertainties not presently known to us or that we currently consider immaterial, could harm our business, financial condition, results of operations and/or growth prospects, as well as adversely affect the market price of our common stock, in which case you may lose all or part of your investment. There have been no material changes to the risk factors described in the 2023 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The securities issued in connection with the closing of each of the September 2024 Transactions were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), under Section 3(a)(9) of the Securities Act, Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D of the Securities Act. Each of the investors in the common stock private placement and the bridge notes represented to the Company that it is an accredited investor within the meaning of Rule 501(a) of Regulation D and that it is acquiring the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. Each party to an Exchange Agreement represented to the Company that it has not paid or given, and will not pay or give, to any person, any commission or other remuneration, directly or indirectly, for soliciting the exchange of securities thereunder. None of the securities offered in the September 2024 Transactions were offered through any general solicitation by the Company or its representatives. This report is not an offer to sell or a solicitation of an offer to buy any of the securities described herein.

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

Item 6. Exhibits

Exhibit	Description	Incorporated By Reference
10.1	Securities purchase agreement, dated as of September 24, 2024, between Eterna Therapeutics Inc. and the purchaser parties thereto	Exhibit 10.1 to Form 8k filed on September 25, 2024

10.2	Form of pre-funded warrant issuable under the securities purchase agreement, dated as of September 24, 2024, between Eterna Therapeutics Inc. and the purchaser parties thereto	Exhibit 10.2 to Form 8k filed on October 29, 2024

10.3	Form of exchange agreement, dated as of September 24, 2024, between Eterna Therapeutics Inc. and the parties thereto	Exhibit 10.3 to Form 8k filed on September 25, 2024

10.4	Note purchase agreement, dated as of September 24, 2024, between Eterna Therapeutics Inc. and the purchaser parties thereto	Exhibit 10.4 to Form 8k filed on September 25, 2024

10.5	Form of 12.0% senior convertible note issued under the note purchase agreement, dated as of September 24, 2024, between Eterna Therapeutics Inc. and the purchaser parties thereto	Exhibit 10.5 to Form 8k filed on September 24, 2024

10.6	Form of pre-funded warrant issuable upon conversion of 12.0% senior convertible notes issued under the note purchase agreement, dated as of September 24, 2024, between Eterna Therapeutics Inc. and the purchaser parties thereto	Exhibit 10.3 to Form 8k filed on October 29, 2024

10.7	Form of support agreement, dated as of September 24, 2024, between Eterna Therapeutics Inc. and the stockholder parties thereto	Exhibit 10.7 to Form 8k filed on September 24, 2024

10.8	Form of lock-up agreement, dated as of September 24, 2024, between Eterna Therapeutics Inc. and the stockholder parties thereto	Exhibit 10.8 to Form 8k filed on September 24, 2024

10.9	Registration Rights Agreement, dated October 29, 2024, between Eterna Therapeutics Inc. and the purchaser parties thereto	Exhibit 10.1 to Form 8-K Filed on October 29, 2024

10.10	Exclusive License and Collaboration Agreement, effective as of September 9, 2024, with Factor Bioscience Limited	Filed herewith

10.11	Sublease Termination Agreement, dated August 9, 2024, between Eterna Therapeutics Inc. and E.R. Squibb & Sons, L.L.C.	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101	Inline XBRL Document Set for the financial statements and accompanying notes in Part I, Item 1, of this Quarterly Report on Form 10-Q.	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ETERNA THERAPEUTICS INC.

Date: November 12, 2024	By:	/s/ Sanjeev Luther
Sanjeev Luther
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2024	By:	/s/ Sandra Gurrola
Sandra Gurrola
Senior Vice President of Finance
(Principal Financial Officer and Principal Accounting Officer)

