Form 10-Q
period 2025-03-31
Ernexa Therapeutics Inc.
filed 2025-05-07
CIK 748592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _____________

Commission file number: 001-11460

Ernexa Therapeutics Inc.

(Exact name of registrant as specified in its charter)

Delaware	31-1103425
(State of incorporation)	(I.R.S. Employer Identification No.)

1035 Cambridge Street, Suite 18A Cambridge, Massachusetts	02141
(Address of principal executive offices)	(Zip Code)

(617) 798-6700

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

As of May 7, 2025, the registrant had outstanding 62,363,763 shares of common stock, $0.005 par value per share.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements related to future events, results, performance, prospects and opportunities, including statements related to our strategic plans, capital needs, and our financial position. Forward-looking statements are based on information currently available to us, on our current expectations, estimates, forecasts, and projections about the industries in which we operate and on the beliefs and assumptions of management. Forward looking statements often contain words such as “expects,” “anticipates,” “could,” “targets,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “would,” and similar expressions. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, and other characterizations of future events or circumstances, are forward-looking statements. Forward-looking statements by their nature address matters that are, to different degrees, subject to risks and uncertainties that could cause actual results to differ materially and adversely from those expressed in any forward-looking statements. For us, particular factors that might cause or contribute to such differences include those risks and uncertainties described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2025, in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, and in other documents we file from time to time with the SEC.

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

Unless stated otherwise or the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “Ernexa” refer to Ernexa Therapeutics Inc., references to the “Company,” “we,” “us” or “our” refer to Ernexa and its subsidiaries, including Novellus, Inc. and Novellus Therapeutics Limited.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ERNEXA THERAPEUTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

(unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash	$1,918	$1,729
Other receivables	156	437
Prepaid expenses and other current assets	137	186
Total current assets	2,211	2,352
Property and equipment, net	67	85
Right-of-use assets - operating leases	619	670
Goodwill	2,044	2,044
Other assets	118	118
Total assets	$5,059	$5,269

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$1,275	$1,721
Accrued expenses	1,354	1,007
Income taxes payable	11	3
Operating lease liabilities, current	213	207
Forward sales contract liability	5,335	-
Notes payable, current	2,250	-
Total current liabilities	10,438	2,938
Warrant liabilities	-	1
Operating lease liabilities, non-current	419	477
Contingent consideration liability	41	41
Other liabilities	111	111
Total liabilities	11,009	3,568

Stockholders’ (deficit) equity:

Preferred stock, $0.005 par value, 1,000 shares authorized, 156 designated and outstanding of Series A convertible preferred stock at March 31, 2025 and December 31, 2024, $156 liquidation preference	1	1
Common stock, $0.005 par value, 100,000 shares authorized at March 31, 2025 and December 31, 2024; 52,250 and 51,386 issued and outstanding at March 31, 2025 and December 31, 2024, respectively	262	257
Additional paid-in capital	233,525	232,979
Accumulated deficit	(239,738)	(231,536)
Total stockholders’ (deficit) equity	(5,950)	1,701
Total liabilities and stockholders’ (deficit) equity	$5,059	$5,269

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERNEXA THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2025	2024
Revenue	$-	$47
Cost of revenues	-	61
Gross loss	-	(14)

Operating expenses:
Research and development	1,309	1,458
General and administrative	1,421	4,315
Total operating expenses	2,730	5,773

Loss from operations	(2,730)	(5,787)

Other expense, net:
Forward sales contract expense	(5,335)	-
Change in fair value of warrant liabilities	1	(70)
Interest income (expense), net	5	(786)
Other expense, net	(135)	-
Total other expense, net	(5,464)	(856)

Loss before income taxes	(8,194)	(6,643)
Provision for income taxes	(8)	(4)

Net loss	$(8,202)	$(6,647)

Net loss per common share - basic and diluted	$(0.15)	$(1.23)

Weighted average shares outstanding - basic and diluted	53,361	5,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERNEXA THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the three months ended March 31, 2025 and 2024 (unaudited)

(in thousands)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at January 1, 2025	156	$1	51,386	$257	$232,979	$(231,536)	$1,701
Issuance of common stock in connection with exercise of prefunded warrants	-	-	755	4	-	-	4
Issuance of common stock to consultant for services	-	-	104	1	44	-	45
Stock-based compensation	-	-	-	-	502	-	502
Net loss	-	-	-	-	-	(8,202)	(8,202)
Balances at March 31, 2025	156	$1	52,245	$262	$233,525	$(239,738)	$(5,950)

Balances at January 1, 2024	156	$1	5,410	$27	$189,186	$(186,981)	$2,233
Issuance of note warrants	-	-	-	-	755	-	755
Costs allocated to note warrants	-	-	-	-	(35)	-	(35)
Stock-based compensation	-	-	-	-	282	-	282
Net loss	-	-	-	-	-	(6,647)	(6,647)
Balances at March 31, 2024	156	$1	5,410	$27	$190,188	$(193,628)	$(3,412)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERNEXA THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	For the three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(8,202)	$(6,647)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18	39
Stock-based compensation	502	282
Amortization of right-of-use asset	51	502
Gain on disposal of fixed assets	-	(2)
Accrued interest expense	6	407
Paid-in-kind interest expense	-	177
Amortization of debt discount and debt issuance costs	-	445
Forward sales contract expense	5,335	-
Change in fair value of warrant liabilities	(1)	70
Changes in operating assets and liabilities:
Other receivables	281	74
Prepaid expenses and other current assets	49	807
Other non-current assets	1	-
Accounts payable and accrued expenses	(53)	461
Operating lease liability	(52)	123
Due to related party	-	(437)
Deferred revenue	-	(48)
Other liabilities	-	-
Net cash used in operating activities	(2,065)	(3,747)
Cash flows from investing activities:
Purchase of property and equipment	-	(101)
Proceeds received from the sale of fixed assets	-	4
Net cash used in investing activities	-	(97)
Cash flows from financing activities:
Proceeds received from notes payable	2,250	-
Proceeds received from exercise of prefunded warrants	4	-
Proceeds received from the convertible notes financing	-	1,405
Fees paid related to the convertible notes financing	-	(20)
Net cash provided by financing activities	2,254	1,385
Net increase (decrease) in cash and cash equivalents	189	(2,459)
Cash, cash equivalents and restricted cash at beginning of period	1,729	11,670
Cash, cash equivalents and restricted cash at end of period	$1,918	$9,211

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Note warrants issued	$-	$755
Unpaid fees incurred in connection with the convertible note financing	$-	$46
Paid in-kind interest added to convertible notes principal	$-	$177
Adjustment to lease liability and ROU asset due to remeasurement	$-	$4,245
Property and equipment purchased but not paid	$-	$279

Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$1,918	$5,116
Restricted cash	-	4,095
Total cash, cash equivalents and restricted cash at end of period	$1,918	$9,211

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERNEXA THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1) DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Ernexa Therapeutics Inc. (the “Company”) is a preclinical-stage synthetic allogeneic iMSC therapy company. Its vision is to improve the lives of patients with difficult-to-treat diseases through innovative, effective, and safe, but accessible cellular therapies, and its mission is to develop allogenic off-the-shelf cellular therapies, leveraging induced pluripotent stem cell (“iPSC”)-derived mesenchymal stem cells (“iMSCs”) to target solid tumors and autoimmune diseases.

As used herein, the “Company” or “Ernexa” refers collectively to Ernexa and its consolidated subsidiaries (Eterna Therapeutics LLC, Novellus, Inc. and Novellus Therapeutics Limited) unless otherwise stated or the context otherwise requires. In April 2025, the Company formed a new wholly owned Texas subsidiary named Ernexa TX2 Inc., and the Company dissolved Eterna Therapeutics LLC, which was a single-member limited liability company and had no operations.

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

These condensed consolidated financial statements should be read together with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2025. The accompanying condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited financial statements contained in the 2024 10-K but does not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2025, or any other period.

2) LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred significant operating losses and has an accumulated deficit as a result of its efforts to develop product candidates and provide general and administrative support for operations. As of March 31, 2025, the Company had a cash balance of approximately $1.9 million and an accumulated deficit of approximately $239.7 million. For the three months ended March 31, 2025, the Company incurred a net loss of $8.2 million, which includes a $5.3 million non-cash expense upon entering into a forward sales contract, and the Company used cash of $2.1 million in operating activities.

In April 2023, the Company entered into a standby equity purchase agreement (the “SEPA”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park committed to purchase up to $10.0 million of the Company’s common stock in an “equity line” financing arrangement. No shares were sold under the SEPA during the three months ended March 31, 2025, and the SEPA expired on May 1, 2025.

In September 2024, the Company entered into certain financing agreements for the private placement of $3.9 million in convertible notes (the “Bridge Notes”) and $1.1 million in shares of the Company’s common stock (the “Equity Financing”), as well as exchange agreements for the exchange of previously issued convertible notes and warrants into shares of common stock (the “Exchange Transaction,” and collectively, the “September 2024 Transactions”). The September 2024 Transactions were subject to shareholder approval, and on October 29, 2024, the shareholders approved the issuance of common stock under the Equity Financing and the conversion of the Bridge Notes and the convertible notes and warrants under the Exchange Transaction into shares of common stock, at which point, the Company had no convertible notes outstanding.

On March 11, 2025 and March 20, 2025, the Company received $1.5 million and $0.8 million, respectively, in exchange for the issuance of two promissory notes with aggregate principal amounts of $2.3 million to an investor. See Note 8 for more information on the promissory notes.

On April 2, 2025, the Company received $1.1 million in gross proceeds from the sale of shares of the Company’s common stock and prefunded warrants. See Note 12, Equity Transaction - Private Placement, for additional information regarding this financing.

In connection with preparing the accompanying condensed consolidated financial statements as of and for the three months ended March 31, 2025, the Company’s management concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern because it does not expect to have sufficient cash or working capital resources to fund operations for the twelve-month period subsequent to the issuance date of these condensed consolidated financial statements. The Company will need to raise additional capital, which could be through public or private equity offerings, debt financings, out-licensing the Company’s intellectual property, strategic partnerships or other means. Other than the securities purchase agreement discussed further in Note 12, the Company currently has no arrangements for capital, and no assurances can be given that it will be able to raise capital when needed, on acceptable terms, or at all. The accompanying condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

3) CONTRACT WITH CUSTOMER

The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers (“ASC 606”) when a customer obtains control of promised services or goods in an amount that reflects the consideration to which the Company expects to receive in exchange for those goods or services.

The Company had one contract with a customer that was accounted for under ASC 606 related to an exclusive option and license agreement it entered into in February 2023, and amended in August 2023, with a customer, which provided the customer with the option (the “Option Right”) to obtain an exclusive sublicense of intellectual property from the Company and to request to have the Company develop a customized cell line. The customer paid the Company a $0.3 million non-refundable up-front payment (the “Option Fee”) for the Option Right and paid an initial payment of $0.4 million to commence the cell line customization activities.

On September 24, 2024, the Company assigned this customer contract to Factor Bioscience (as defined in Note 13) whereby all the Company’s rights and obligations under the customer contract are now Factor Bioscience’s responsibility. Factor Bioscience will pay the Company thirty percent (30%) of all amounts it actually receives from the customer under the contract in the event that the customer exercises its Option Right, and Factor Bioscience will pay the Company twenty percent (20%) of all amounts it receives from the customer for the customization activities set forth in the contract.

Prior to assigning the contract to Factor Bioscience, the $0.4 million received from the customer was being recognized equally over the development period, and for the three months ended March 31, 2024, the Company recognized less than $0.1 million of revenue related to the customization activities. There was no such revenue recognized for the three months ended March 31, 2025.

The Company was obligated to pay Factor Bioscience 20% of any amounts the Company received from a customer that was related to the licensed technology under a previous license agreement the Company had with Factor Bioscience, which has since been terminated. For the three months ended March 31, 2024, the Company recognized less than $0.1 million of fees to Factor Bioscience, which was recorded as a cost of revenue. There was no such cost recognized for the three months ended March 31, 2025.

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

The carrying amounts reported on the balance sheet for cash, other receivable, prepaid assets and other current assets, accounts payable and accrued expenses, notes payable, other current liabilities and other liabilities approximate fair value based due to their short maturities.

The Company issued approximately 343,000 warrants in connection with a private placement during the first quarter of 2022 (the “Q1-22 warrants”), which were determined to be classified as a liability. The Company has also recorded a contingent consideration liability related to an asset acquisition in April 2023.

The Company uses a Black-Scholes option pricing model to estimate the fair value of the Q1-22 warrant liabilities and a Monte Carlo simulation model to estimate the fair value of the contingent consideration liability, both of which are considered a Level 3 fair value measurement.

In connection with the SPA (as defined in Note 12) that the Company entered into on March 31, 2025, the Company recorded a forward sales contract liability at fair value and recognized $5.3 million of expense because the fair value of the expected shares to be purchased by the investors exceeds the proceeds under the SPA.

The Company determined the expense related to the forward sales contract as of March 31, 2025 by taking the difference between (i) the fair value of the expected shares to be purchased by the investors as of the March 31, 2025 date the Company entered into the SPA and (ii) the discounted purchase price of the shares.

The Company remeasures the fair value of the warrant liabilities, the contingent consideration liability and the forward sales contract liability at each reporting period, and changes in the fair values are recognized in the accompanying condensed consolidated statement of operations.

The following table summarizes the liabilities that are measured at fair value as of March 31, 2025 and December 31, 2024 (in thousands):

Description	Level	March 31, 2025	December 31, 2024
Liabilities:
Warrant liabilities - Q1-22 warrants	3	$-	$1
Contingent consideration	3	$41	$41
Forward sales contract	3	$5,335	$-

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

The following table presents the changes in the liabilities measured at fair value from January 1, 2025 through March 31, 2025 (in thousands):

	Warrant Liabilities	Contingent Consideration	Forward Sales Contract

Fair value at January 1, 2025	$1	$41	$-
Initial measurement	-	-	5,335
Change in fair value	(1)	-	-
Fair value at March 31, 2025	$-	$41	$5,335

The Company remeasured the fair value of the Q1-22 warrants for the three months ended March 31, 2025, and the result of the remeasurement was de minimis. The Company assessed the fair value of the contingent consideration liability at March 31, 2025 and determined that there were no material changes to the inputs used in the December 31, 2024 remeasurement that would have resulted in a material change to the liability at March 31, 2025. Therefore, the Company did not recognize a change in fair value of the contingent consideration liability for the three months ended March 31, 2025.

5) GOODWILL

The Company recorded goodwill in the amount of $2.0 million related to a 2018 acquisition that was accounted for as a business combination. Goodwill is not amortized but is tested for impairment annually, or more frequently if the Company becomes aware of any events occurring or changes in circumstances that indicate that the fair value of the entity is less than its carrying value. As of March 31, 2025, the Company did not identify potential triggering events that could indicate that the fair value of the entity is less than its carrying value and determined there were no such events that occurred.

6) ACCRUED EXPENSES

Accrued expenses at March 31, 2025 and December 21, 2024 consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Professional fees	$618	$238
Legal matters	264	323
Accrued compensation	12	12
Other	460	434
Total accrued expenses	$1,354	$1,007

7) LEASES

The Company currently has operating leases for offices in the borough of Manhattan in New York, New York, and Cambridge, Massachusetts, which expire in 2026 and 2028, respectively.

For the three months ended March 31, 2025 and 2024, the net operating lease expenses were as follows (in thousands):

	Three months ended March 31,
	2025	2024
Operating lease expense	$67	$1,637
Sublease income	(21)	(21)
Variable lease expense	6	330
Total lease expense	$52	$1,946

Amounts for the three months ended March 31, 2024 in the table above include expense related to a sublease that was terminated effective August 31, 2024.

The tables below show the beginning balances of the operating ROU assets and lease liabilities as of January 1, 2025 and the ending balances as of March 31, 2025, including the changes during the period (in thousands).

Operating Lease ROU Assets

Operating lease ROU assets at January 1, 2025	$670
Amortization of operating lease ROU assets	(51)
Operating lease ROU assets at March 31, 2025	$619

Operating Lease Liabilities
Operating lease liabilities at January 1, 2025	$684
Principal payments on operating lease liabilities	(52)
Operating lease liabilities at March 31, 2025	632
Less non-current portion	(419)
Current portion at March 31, 2025	$213

As of March 31, 2025, the Company’s operating leases had a weighted-average remaining life of 2.8 years with a weighted-average discount rate of 10.23%. The maturities of the operating lease liabilities are as follows (in thousands):

As of March 31, 2025
2025	$206
2026	267
2027	163
2028	82
Total payments	718
Less imputed interest	(86)
Total operating lease liabilities	$632

8) PROMISSORY NOTES

On March 11, 2025, the Company received $1.5 million for the issuance of a promissory note in the principal amount of $1.5 million to Charles Cherington, and on March 21, 2025 the Company received $0.8 million for the issuance of a second promissory note in the principal amount of $750,000 to Mr. Cherington. The promissory notes mature on the earlier of (i) June 15, 2025 or (ii) upon the Company receiving $5.0 million in gross proceeds from a subsequent capital raise. Each of the promissory notes accrues interest at a rate of 5.0% per annum, payable at maturity.

9) STOCK-BASED COMPENSATION

Stock Options

During the three months ended March 31, 2025 and 2024, the Company granted options to purchase the number of shares of the Company’s common stock set forth in the table below (in thousands):

	Three months ended March 31,
	2025	2024
Stock options granted	1,831	1,874

The Company recognizes stock-based compensation expense for stock options granted to employees, directors and certain consultants. The Company estimates the fair value of stock options using the Black-Scholes option pricing model. The fair value of stock options granted is recognized as expense over the requisite service period on a straight-lined basis.

The following weighted-average assumptions were used for stock options granted during the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024
Weighted average risk-free rate	4.42%	4.49%
Weighted average volatility	116.69%	99.13%
Dividend yield	0.00%	0.00%
Expected term	5.98 years	6.08 years

The per-share weighted average grant-date fair value of stock options granted during the three months ended March 31, 2025 and 2024 were as follows:

	Three months ended March 31,
	2025	2024
Weighted average grant date fair value	$0.29	$1.45

Vesting of all stock options is subject to continuous service with the Company through the applicable vesting date. As of March 31, 2025, there were approximately 4,460,000 shares of the Company’s common stock subject to outstanding stock options.

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

In lieu of paying cash to satisfy withholding taxes due upon the settlement of vested RSUs, at the Company’s discretion, an employee may elect to have shares of common stock withheld that would otherwise be issued at settlement, the value of which is equal to the amount of withholding taxes payable. No RSUs vested during either of the three months ended March 31, 2025 or 2024. As of March 31, 2025, there were less than 500 RSUs outstanding. The Company did not grant RSUs during either of the three months ended March 31, 2025 or 2024.

Stock-Based Compensation Expense

For the three ended March 31, 2025 and 2024, the Company recognized stock-based compensation expense as follows (in thousands):

	Three months ended March 31,
	2025	2024
Research and development	$17	$46
General and administrative	485	236
Total	$502	$282

10) NET LOSS PER SHARE

The Company calculates basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for participating securities. The Company’s previously issued convertible notes contractually entitled the holders of such notes to participate in dividends but did not contractually require the holders to participate in the Company’s losses. As such, the two-class method is not applicable during periods with a net loss.

Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, including the weighted average effect of prefunded warrants, and without consideration for potentially dilutive securities.

Diluted net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding, including the weighted average effect of the prefunded warrants, plus dilutive securities. Shares of common stock issuable upon exercise, conversion or vesting of stock options, restricted stock units, warrants and the outstanding Series A convertible preferred stock are considered potential shares of common stock and are included in the calculation of diluted net loss per share using the treasury method when their effect is dilutive. The Company’s convertible notes that were outstanding as of March 31, 2024 were also considered potential shares of common stock for the three months ended March 31, 2024 and were included in the calculation of diluted net loss per share using the “if-converted” method as of such period, and the more dilutive of either the two-class method or the if-converted method was reported. There were no convertible notes outstanding as of March 31, 2025. Diluted net loss per share is the same as basic net loss per share for periods in which the effect of potentially dilutive shares of common stock is antidilutive.

The following table presents the number of shares subject to outstanding warrants, stock options, RSUs, convertible notes and Series A convertible preferred stock that were excluded from the computation of diluted net loss per share of common stock for the three months ended March 31, 2025 and 2024, as their effect was anti-dilutive (in thousands):

	Three months ended March 31,
	2025	2024
Stock options	4,460	2,085
Warrants	484	20,386
Preferred stock converted into common stock	68	19
Convertible Notes converted into common stock	-	7,945
RSUs	-	1
Total potential common shares excluded from computation	5,012	30,436

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

Novellus, Inc. v. Sowyrda et al., C.A. No. 2184CV02436-BLS2

On October 25, 2021 Novellus, Inc. filed a complaint in the Superior Court of Massachusetts, Suffolk County, against former Novellus, Inc. employees Paul Sowyrda and John Westman and certain other former investors in Novellus LLC (Novellus, Inc.’s former parent company prior to our acquisition of Novellus, Inc.), alleging breach of fiduciary duty, breach of contract and civil conspiracy. The Company acquired Novellus, Inc. on July 16, 2021. On May 27, 2022 Novellus, Inc. amended the complaint to withdraw all claims against all defendants except Paul Sowyrda and John Westman. Since 2022, the parties have engaged in legal proceedings relating to alleged conduct that took place before the Company acquired Novellus, Inc., including certain counterclaims against Novellus LLC, Novellus Inc., Factor Bioscience Inc., Christopher Rohde, Matthew Angel and the Company (the “Counterclaim Defendants”).

On July 31, 2024, Counterclaim Defendants and Sowyrda informed the Court that they had reached a settlement and requested that all claims pending between them be dismissed with prejudice, and on August 9, 2024, the Court approved the motion for approval of dismissal of all such claims with prejudice. On April 22, 2025, Counterclaim Defendants and Westman reached a confidential settlement with an effective date of April 30, 2025. After the effective date and assuming all of the agreement’s conditions are met, the parties will cooperate to effect the filing of a stipulation of dismissal with prejudice. The Company accrued approximately $0.2 million for this matter as of December 31, 2024 and did not adjust this accrual as of March 31, 2025 because such change was immaterial and will be recorded in Q2 2025.

Licensing Agreements

On September 24, 2024, the Company entered into the Factor L&C Agreement. See Note 13 for details of this agreement.

Retirement Savings Plan

The Company established a defined contribution plan, organized under Section 401(k) of the Internal Revenue Code, which allows employees to defer up to 90% of their pay on a pre-tax basis. The Company matches employees’ contributions at a rate of 100% of the first 3% of the employee’s contribution and 50% of the next 2% of the employee’s contribution, for a maximum Company match of 4%.

12) EQUITY TRANSACTIONS

Private Placement

On March 31, 2025, the Company entered into a securities purchase agreement (the “SPA”) with certain accredited investors to sell in a private placement an aggregate of approximately 58.3 million shares of common stock at a purchase price of $0.1046 per share, and pre-funded warrants to purchase up to approximately 11.0 million shares of common stock, at a purchase price of $0.0996 per pre-funded warrant. The pre-funded warrants will be exercisable until exercised in full at a nominal exercise of $0.005 per share and may not be exercised to the extent such exercise would cause the holder to beneficially own more than 4.99% or 9.99%, as applicable, of the Company’s outstanding common stock.

The SPA represents a forward sale contract obligating the Company to sell a fixed number of shares of its common stock at a fixed price per share and contains an adjustment to the settlement amount based on shareholder approval, which is not an input into the pricing of a fixed-for-fixed forward on equity shares. The Company measured the fair value of the forward sale contract as the difference between (i) the fair value of the expected shares to be purchased by the investors as of the date the Company entered into the SPA and (ii) the discounted purchase price of the shares and recorded a liability of approximately $5.3 million as of March 31, 2025. The Company also recognized $5.3 million of expense for the forward sale contract for the three months ended March 31, 2025, because the fair value of the expected shares to be purchased by the investors exceeds the proceeds under the SPA.

On April 2, 2025, the Company held an initial closing (the “First Closing”) whereby it sold to the investors an aggregate of approximately 9.9 million shares of common stock and approximately 0.5 million pre-funded warrants for aggregate gross proceeds of approximately $1.1 million. The second closing under the SPA for the sale of approximately 48.3 million shares of common stock and 10.5 million pre-funded warrants for aggregate gross proceeds of $6.2 million will occur upon stockholder approval at the Company’s 2025 annual meeting of stockholders on June 2, 2025, subject to customary closing conditions.

Warrants

As of March 31, 2025, the Company had the following warrants outstanding:

	Warrants Outstanding (in thousands)	Exercise Price	Expiration Date	Classification
Q1-22 Warrants	343	$38.20	09/09/27	Liability
December 2022 Warrants	142	$1.43	06/02/28	Equity
Prefunded warrants	1,124	$0.005	None	Equity
	1,609

As of March 31, 2025, the weighted average remaining contractual life of the warrants outstanding was 2.66 years and the weighted average exercise price was $27.45, which does not include the prefunded warrants.

During the three months ended March 31, 2025, the Company had the following warrant activity (in thousands):

	Outstanding January 1, 2025	Exercised	Outstanding March 31, 2025
Q1-22 Warrants	343	-	343
December 2022 Warrants	142	-	142
Prefunded warrants	1,879	755	1,124
Total	2,364	755	1,609

Standby Equity Purchase Agreement

On April 5, 2023, the Company entered into the SEPA with Lincoln Park, pursuant to which Lincoln Park committed to purchase up to $10.0 million of the Company’s common stock. The Company did not sell any shares of common stock under the SEPA during the three months ended March 31, 2025 or 2024 As of March 31, 2025, there were approximately 2,860,000 shares remaining to be sold under the SEPA, and on May 1, 2025, the SEPA expired in accordance with its terms.

Stock Repurchase Program

In November 2024, the Company’s Board of Directors authorized a stock repurchase program (the “Repurchase Program”) of up to $1.0 million of the Company’s outstanding common stock. Under the Repurchase Program, the repurchases may be made by the Company from time to time through open market purchases, privately negotiated transactions or other means in accordance with applicable securities laws. The timing and amount of repurchases will be determined by the Company, taking into consideration market conditions, stock price, and other factors. The Repurchase Program does not have a set expiration date and may be suspended, modified or discontinued at any time without prior notice. The Company did not repurchase any of its shares under the Repurchase Program during the three months ended March 31, 2025. There was no such repurchase program during the three months ended March 31, 2024.

13) RELATED PARTY TRANSACTIONS

September 2024 and March 2025 Financings

Investors who (i) entered into an exchange agreement for the exchange of convertible notes and warrants for shares of common stock and the private placement of convertible notes in September 2024 and (ii) entered into a securities purchase agreement for the private placement of common stock in March 2025 included Charles Cherington. Mr. Cherington participated in the applicable financing under the same terms and subject to the same conditions as all the other investors. Mr. Cherington served on the Company’s board of directors from March 2021 to July 6, 2023 and owns approximately 33% of the Company’s outstanding common stock.

March 2025 Promissory Notes

On March 11, 2025, the Company received $1.5 million for the issuance of a promissory note in the principal amount of $1.5 million to Mr. Cherington, and on March 21, 2025 the Company received $0.8 million for the issuance of a second promissory note in the principal amount of $0.8 million to Mr. Cherington. The promissory notes mature on the earlier of (i) June 15, 2025 or (ii) upon us receiving $5 million in gross proceeds from a subsequent capital raise. Each of the promissory notes accrues interest at a rate of 5.0% per annum, payable at maturity. Upon issuance of the notes, Mr. Cherington owned approximately 32% of our outstanding common stock.

14) SEGMENT REPORTING

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

The table below provides a breakdown of the Company’s significant operating expenses for the three months ended March 31 2025 and 2024 with a reconciliation to net loss for each of those years.

The Company’s revenue and its cost of revenues for the three months ended March 31, 2024 relate to a contract with a customer, as discussed in Note 3. There was no revenue or cost of revenue for the three months ended March 31, 2025. Depreciation and amortization expense was less than $0.1 million for each of the three months ended March 31, 2025 and 2024. During the three months ended March 31, 2025, the Company recognized $5.4 million in other expense, net, primarily related to the SPA discussed in Note 12. The Company recognized $0.9 million in other expense, net, during the three months ended March 31, 2024 due to interest expense of $0.8 million and $0.1 million related to the change in fair value of warrant liabilities.

	Three months ended March 31,
	2025	2024
Revenue	$-	$47
Cost of revenues	-	61
Gross profit (loss)	-	(14)

Operating expenses:
Research and development by significant expense:
MSA/license fees	637	812
Study fees	352	64
Professional fees	156	103
Payroll and related	96	325
Other[1]	68	154
Research and development	1,309	1,458

General and administrative by significant expense:
Stock-based compensation	486	237
Payroll and related2	394	532
Professional fees2	386	1,285
Occupancy expense	7	1,901
Other[2]	148	360
General and administrative	1,421	4,315

Total operating expenses	2,730	5,773

Loss from operations	(2,730)	(5,787)

Forward sales contract expense	(5,335)	-
Change in fair value of warrant liabilities	1	(70)
Interest income (expense), net	5	(786)
Other expense, net	(135)	-
Total other expense, net	(5,464)	(856)

Loss before income taxes	(8,194)	(6,643)
Provision for income taxes	(8)	(4)

Net loss	$(8,202)	$(6,647)

	March 31, 2025	December 31, 2024
Cash	$1,918	$1,729

[1]	Other includes certain lab supply expenses, amounts related to the close out of a former clinical trial, allocated occupancy costs, stock-based compensation, and depreciation.

[2]	Other includes expenses related to insurance, information technology, travel, banking, depreciation and other miscellaneous expenses.

15) RECENT ACCOUNTING PRONOUNCEMENTS

No new Accounting Standards Updates have been issued by the Financial Accounting Standards Board since January 1, 2025 that would apply to the Company that are not disclosed in the 2024 10-K.

16) SUBSEQUENT EVENT

On April 2, 2025, the Company held the First Closing under the SPA whereby it sold to the investors an aggregate of approximately 9.9 million shares of common stock and approximately 0.5 million pre-funded warrants for aggregate gross proceeds of approximately $1.1 million. See Note 12, Equity Transaction – Private Placement, for more information regarding this financing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read this discussion together with the unaudited interim condensed consolidated financial statements, related notes, and other financial information included elsewhere in this Quarterly Report on Form 10-Q together with our audited consolidated financial statements, related notes, and other information contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2025. The following discussion contains or is based on assumptions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors,” in this report and in Part I, Item 1A of the 2024 10-K and as described from time to time in our other filings with the SEC. These risks could cause our actual results to differ materially from those anticipated in these forward-looking statements.

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

Our lead product candidate ERNA-101 is allogenic IL-7 and IL-15-secreting iMSCs. ERNA-101 capitalizes on the intrinsic tumor-homing ability of MSCs to slip through the tumor’s defenses and to deliver potent pro-inflammatory factors directly to the tumor microenvironment (“TME”), limiting systemic exposure and potential toxicity while unleashing potent anti-cancer immune responses including enhancement of T-cell anti-tumor activity. Our initial focus is to develop ERNA-101 in platinum-resistant, ovarian cancer. We collaborated with the University of Texas MD Anderson Cancer Center to investigate the ability of ERNA-101 to induce and modulate antitumor immunity in an ovarian cancer model. We expect to complete the Investigational New Drug (“IND”) enabling studies and IND submission by 2026 and to subsequently enter a Phase I investigator sponsored clinical trial in the second half of 2026..

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

Recent Developments

On March 31, 2025, we entered into a securities purchase agreement (the “SPA”) with certain accredited investors and a related registration rights agreement. Pursuant to the SPA, we agreed to issue and sell to the investors, and the investors agreed to purchase, in a private placement, an aggregate of approximately 58.3 million shares of common stock at a purchase price of $0.1046 per share, and pre-funded warrants to purchase up to approximately 11.0 million shares of common stock, at a purchase price of $0.0996 per pre-funded warrant. The pre-funded warrants will be exercisable until exercised in full at a nominal exercise of $0.005 per share and may not be exercised to the extent such exercise would cause the holder to beneficially own more than 4.99% or 9.99%, as applicable, of our outstanding common stock.

Upon the initial closing of the SPA on April 2, 2025 (the “First Closing”), we sold to the investors an aggregate of approximately 9.9 million shares of common stock and 0.5 million pre-funded warrants (such shares, including the shares underlying the pre-funded warrants equal to 19.99% of our outstanding shares as of March 31, 2025). The second closing under the SPA for the sale of approximately 48.3 million shares of common stock and 10.5 million pre-funded warrants (the “Second Closing”) will occur upon shareholder approval at our 2025 annual meeting of stockholders on June 2, 2025 (the “Annual Meeting”).

Basis of Presentation

Revenue

Revenue is related to an exclusive option and license agreement we had with a customer, under which we granted the customer an option to obtain an exclusive sublicense to certain of our technology for preclinical, clinical and commercial purposes in exchange for a non-refundable up-front payment to us of $0.3 million. We also began developing certain induced pluripotent stem cell lines in exchange for a cell line customization fee. The customer paid us $0.4 million towards the customization fee, which we were recognizing ratably over the customization period, including less than $0.1 million for the three months ended March 31, 2024.

On September 24, 2024, we entered into an agreement with Factor Bioscience Limited (“Factor Limited” and together with Factor Bioscience Inc. and its other affiliates, “Factor Bioscience”) whereby we assigned the customer contract to Factor Bioscience (the “Assignment Agreement”). The Assignment Agreement with Factor Bioscience assigned all our rights and obligations under the customer contract to Factor Bioscience. Payments to us related to the customer contract will now be subject to the Assignment Agreement, which provides for Factor Bioscience paying us thirty percent (30%) of all amounts it receives from the customer in the event that the customer obtains a sublicense from Factor Bioscience. Upon receipt of future payments for the customization activities set forth in the customer contract, Factor Bioscience will pay us twenty percent (20%) of all amounts Factor Bioscience receives from the customer. Because we have no further obligations under the agreement with the customer, there is no revenue recognized for the three months ended March 31, 2025. For additional information, see Note 3 to the accompanying condensed consolidated financial statements. We have no other revenue generating contracts at this time.

Cost of Revenues

We recognize direct labor and supplies associated with generating our revenue as cost of revenues. We were also obligated to pay Factor Bioscience 20% of any amounts we received from the customer contract discussed above under a previous license agreement we had with Factor Bioscience, which has since been terminated, and such costs were also recognized as cost of revenues.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

	Three months ended March 31,
(In thousands)	2025	2024	Change
Revenue	$-	$47	$(47)
Cost of revenues	-	61	(61)
Gross loss	-	(14)	14

Operating expenses:
Research and development	1,309	1,458	(149)
General and administrative	1,421	4,315	(2,894)
Total operating expenses	2,730	5,773	(3,043)

Loss from operations	(2,730)	(5,787)	3,057

Other expense, net:
Forward sales contract expense	(5,335)	-	(5,335)
Change in fair value of warrant liabilities	1	(70)	71
Interest income (expense), net	5	(786)	791
Other expense, net	(135)	-	(135)
Total other expense, net	(5,464)	(856)	(4,608)

Loss before income taxes	(8,194)	(6,643)	(1,551)
Provision for income taxes	(8)	(4)	(4)

Net loss	$(8,202)	$(6,647)	$(1,555)

Revenue

For the three months ended March 31, 2024, we recognized ratably over the customization period amounts related to a development fee we received from a customer for a customized cell line. For additional information on this customer contract, see Note 3 to the accompanying condensed consolidated financial statements. We did not have any revenue generating contracts during the three months ended March 31, 2025.

Cost of Revenue

For the three months ended March 31, 2024, we recognized less than $0.1 million of fees to Factor Bioscience, which was recorded as a cost of revenue. There was no such cost recognized for the three months ended March 31, 2025.

Research and Development Expenses

	Three months ended March 31,
	2025	2024	Change
(in thousands)
Payroll-related	$96	$325	$(229)
MSA/license fees	637	812	(175)
Professional fees	156	103	53
Study fees	352	64	288
Other expenses, net	68	154	(86)
Total research and development expenses	$1,309	$1,458	$(149)

Total research and development expenses decreased by approximately $0.1 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to payroll-related expense due to decreased headcount and a reduction in the Factor Bioscience MSA/license fee arrangement. These decreases were offset by increased costs related to our ERNA 101 and 102 study fees as well as increased professional fees for consultants.

General and Administrative Expenses

	Three months ended March 31,
	2025	2024	Change
(in thousands)
Occupancy expense	$7	$1,901	$(1,894)
Professional fees2	386	1,285	(899)
Payroll and related2	394	532	(138)
Stock-based compensation	486	237	249
Other expenses, net	148	360	(212)
Total general and administrative expenses	$1,421	$4,315	$(2,894)

Our general and administrative expenses decreased by approximately $2.9 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to reduced rent expense due to a sublease we terminated in August 2024, decreases in professional fees related to legal services and consultants, and a reduction in payroll related expenses. These decreases were offset by increases in stock-based compensation as a result of an increase to stock options granted and vesting during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. We will continue to focus on finding operational efficiencies that result in cost savings.

Forward sales contract expense

For the three months ended March 31, 2025, we recognized a loss of $5.3 million related to the forward sales contract we entered into on March 31, 2025 because the fair value of the shares expected to be issued under the SPA exceeds the proceeds. See Note 12, Equity Transaction - Private Placement, to the accompanying condensed consolidated statement of operations for more information on this SPA. There was no similar transaction for the three months ended March 31, 2024.

Change in Fair Value of Warrant Liabilities

We recognized less than $0.1 million in expense for the three months ended March 31, 2024 for the change in the fair value of warrant liabilities as a result of an increase in the market price of our common stock as of March 31, 2024. The change in the fair value of the warrant liabilities for the three months ended March 31, 2025 was de minimis.

Interest Income (Expense), net

For the three months ended March 31, 2025, we recognized $0.9 million less in interest expense due to a reduction in interest-bearing debt, and we also recognized less than a $0.1 million decrease in interest income due to having reduced cash balances when compared to the three months ended March 31, 2024.

Other Expense, net

During the three months ended March 31, 2025, we recognized $0.1 million of expenses related to the SPA transaction entered into on March 31, 2025. See Note 5, Private Placement, to the accompanying condensed consolidated statement of operations for more information on this SPA.

Provision for Income Taxes

During 2025, we expect to incur state income tax liabilities related to our operations. We have established a full valuation allowance for all deferred tax assets, including our net operating loss carryforwards, since we could not conclude that we were more likely than not able to generate future taxable income to realize these assets. The effective tax rate differs from the statutory tax rate due primarily to our full valuation allowance.

Liquidity and Capital Resources

As of March 31, 2025, we had cash of approximately $1.9 million, and we had an accumulated deficit of approximately $239.7 million. We have to date incurred operating losses, and we expect these losses to continue in the future. For three months ended March 31, 2025, we incurred a net loss of $8.2 million, which includes a $5.3 million non-cash expense upon entering into a forward sales contract, and we used $2.1 million of cash in operating activities.

On March 11, 2025 and March 20, 2025, we received $1.5 million and $0.8 million, respectively, in exchange for the issuance of two promissory notes with an aggregate principal amount of $2.3 million to an investor. The promissory notes mature on the earlier of (i) June 15, 2025 or (ii) upon us receiving greater than $5 million in aggregate proceeds from a subsequent capital raise. Interest accrues at a rate of 5.0% per annum, payable at maturity.

On April 2, 2025, we received $1.1 million in gross proceeds from the First Closing pursuant to the private placement of common stock and prefunded warrants under the SPA we entered into on March 31, 2025. We will receive $6.2 million in gross proceeds from the Second Closing, subject to receipt of stockholder approval at the Annual Meeting and other customary closing conditions. We plan to use the proceeds from this financing for general working capital purposes and to pay off the notes payable discussed above, including any accrued and unpaid interest. See Note 12, Equity Transactions - Private Placement, to the accompanying condensed consolidated statement of operations for additional information regarding this financing.

Based on our current financial condition and forecasts of available cash, we will not have sufficient capital to fund our operations for the 12 months following the issuance date of the accompanying condensed consolidated financial statements. We can provide no assurance that we will be able to obtain additional capital when needed, on favorable terms, or at all. If we cannot raise capital when needed, on favorable terms or at all, we will need to reevaluate our planned operations and may need to reduce expenses, file for bankruptcy, reorganize, merge with another entity, or cease operations. If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock. See the risk factor in Item 1A of Part II of our 2024 10-K titled, “We will require substantial additional capital to fund our operations and execute our business strategy, and we may not be able to raise adequate capital on a timely basis, on favorable terms, or at all.”

Historically, the cash used to fund our operations has come from a variety of sources and predominantly from sales of shares of our common stock and convertible notes. We will continue to evaluate and plan to raise additional funds to support our working capital needs through public or private equity offerings, debt financings, strategic partnerships, out-licensing our intellectual property, grants or other means. There can be no assurance that capital will be available when needed or that, if available, it will be obtained on terms favorable to us and our stockholders. Our ability to raise capital through sales of our common stock will depend on a variety of factors including, among others, market conditions, the trading price and volume of our common stock, and investor sentiment. In addition, macroeconomic factors and volatility in the financial market, which may be exacerbated in the short term by concerns over inflation, interest rates, impacts of the wars in Ukraine and the Middle East, strained relations between the U.S. and several other countries, and social and political discord and unrest in the U.S., among other things, may make equity or debt financings more difficult, more costly or more dilutive to our stockholders.

In addition, equity or convertible debt financings may have a dilutive effect on the holdings of our existing stockholders, and debt financings may subject us to restrictive covenants, operational restrictions and security interests in our assets. If we raise capital through collaborative arrangements, we may be required to relinquish some rights to our technologies or grant sublicenses on terms that are not favorable to us.

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

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying condensed consolidated statements of cash flows, are summarized as follows:

	For the three months ended March 31,
(in thousands)	2025	2024	Change
Cash (used in) provided by:
Operating activities	$(2,065)	$(3,747)	$1,682
Investing activities	-	(97)	97
Financing activities	2,254	1,385	869
Net increase (decrease) in cash and cash equivalents	$189	$(2,459)	$2,648

Net Cash Used in Operating Activities

There was a decrease of approximately $1.7 million in cash used in operating activities for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This change was due a $2.4 million decrease in net loss, after giving effect to adjustments made for non-cash transactions, primarily due to a decrease in occupancy expense and professional fees, offset by an increase of $0.7 million in cash used in operating assets and liabilities for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Net Cash Used in Investing Activities

We used approximately $0.1 million to pay for the purchases of property and equipment during the three months ended March 31, 2024. There were no investing activities during the three months ended March 31, 2025.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2025 includes $2.3 million of gross proceeds received from the issuance of two promissory notes as well as an immaterial amount received from the exercise of prefunded warrants. Net cash provided by financing activities for the three months ended March 31, 2024 includes $1.4 million of gross proceeds received from the issuance of convertible notes in January 2024 and the fees related to such issuance.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Critical Accounting Estimates

There were no significant changes in our critical accounting estimates during the three months ended March 31, 2025 from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the 2024 10-K.

Recent Accounting Pronouncements

No new Accounting Standards Updates have been issued by the Financial Accounting Standards Board since January 1, 2025 that would apply to us that are not disclosed in the 2024 10-K.

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

Based on that evaluation, our Chief Executive Officer and Senior Vice President of Finance concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q in providing reasonable assurance of achieving the desired control objectives.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth under “Note 11—Commitments and Contingencies—Litigations Matters” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated in this Item 1 by reference.

From time to time, we may become involved in legal proceedings arising in the ordinary course of business. Except as described above, are not party to any material legal proceedings..

Item 1A. Risk Factors.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in our 2024 10-K, in addition to other information in this report, when evaluating our business and before deciding whether to purchase, hold or sell shares of our common stock. Each of these risks and uncertainties, as well as additional risks and uncertainties not presently known to us or that we currently consider immaterial, could harm our business, financial condition, results of operations and/or growth prospects, as well as adversely affect the market price of our common stock, in which case you may lose all or part of your investment. There have been no material changes to the risk factors described in the 2024 10-K, except as follows:

Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our common stock.

Our common stock is listed on The Nasdaq Capital Market. The Nasdaq Capital Market requires that listed companies satisfy certain continued listing requirements. Listing Rule 5500(a)(2) requires that listed companies maintain a minimum bid price of their common stock of at least $1 per share (the “Bid Price Rule”). Listing Rule 5550(b) requires that listed companies have: (1) stockholders’ equity of at least $2.5 million (the “Stockholders’ Equity Rule”; (2) a market value of listed securities (the “MVLS Rule”) of at least $35 million; or (3) net income from continuing operations of $500,000 in the company’s most recently completed fiscal year or in two of the three most recently completed fiscal years.

On December 30, 2024, we received notice from Nasdaq that we no longer met the Bid Price Rule and were provided until June 30, 2025 to regain compliance with the Bid Price Rule. On January 6, 2025, we received notice from Nasdaq informing us that we no longer met the MVLS Rule and were provided until July 7, 2025 to regain compliance with the MLVS Rule. If at any time during the Bid Price Rule compliance period, our closing bid price is at least $1 per share for a minimum of 10 consecutive business days during the 180-day compliance period, Nasdaq will provide written confirmation that we regained compliance with that applicable rule. In the event we do not regain compliance with the Bid Price Rule by June 30, 2025, we may be eligible for consideration of a second 180-day compliance period if we meet the MLVS Rule and all other initial listing standards for Nasdaq’s Capital Market, with the exception of the Bid Price Rule. In addition, we would also be required to notify Nasdaq of our intent to cure the Bid Price Rule deficiency by effecting a reverse stock split, if necessary. If it appears to Nasdaq that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq will provide us notice that our securities will be subject to delisting.

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

At our Annual Meeting, we will seek shareholder approval for a reverse stock split at a ratio of 1-for-10 to 1-for-15, with the final ratio to be determined at the discretion of our Board of Directors (the “Reverse Stock Split Proposal”). Subject to such shareholder approval, we expect to regain compliance with the Bid Price Rule prior to the June 30, 2025 compliance deadline.

On March 31, 2025, we entered into the SPA, which provides for the issuance of approximately $7.3 million of common stock and pre-funded warrants over two closings. Upon the First Closing on April 2, 2025, we sold to the investors approximately $1.1 million shares of common stock and pre-funded warrants. The Second Closing under the SPA for the sale approximately $6.2 million shares of common stock and pre-funded will occur upon shareholder approval at our Annual Meeting, subject to customary closing conditions. Following completion of the Second Closing , we expect to be in compliance with Listing Rule 5550(b)(1), which requires a minimum stockholders’ equity of $2.5 million (the “Stockholders’ Equity Rule”), prior to the deadline to regain compliance with the MLVS Rule.

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

Item 6. Exhibits

Exhibit	Description	Incorporated By Reference
3.1	Certificate of Amendment to the Company’s Restated Certificate of Incorporation, effective March 26, 2025 (Name Change).	Exhibit 3.1 to Form 8k filed on March 26, 2025
3.2	Third Amended and Restated Bylaws of the Company	Exhibit 3.2 to Form 8k filed on March 26, 2025
10.1	Securities purchase agreement, dated as of March 31, 2025, between Ernexa Therapeutics Inc. and the purchaser parties thereto	Exhibit 10.1 to Form 8k filed on April 3, 2025
10.2	Registration rights agreement, dated as of March 31, 2025, between Ernexa Therapeutics Inc. and the purchaser parties thereto	Exhibit 10.2 to Form 8k filed on April 3, 2025
10.3	Form of pre-funded warrant issuable under the securities purchase agreement, dated as of March 31, 2025, between Ernexa Therapeutics Inc. and the purchaser parties thereto	Exhibit 10.3 to Form 8k filed on April 3, 2025
10.4	Promissory note, dated as March 20, 2025, between Eterna Therapeutics Inc. and Charles Cherington	Exhibit 10.1 to Form 8k filed on March 24, 2025
10.5	Promissory note, dated as March 11, 2025, between Eterna Therapeutics Inc. and Charles Cherington	Exhibit 10.1 to Form 8k filed on March 12, 2025
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101	Inline XBRL Document Set for the financial statements and accompanying notes in Part I, Item 1, of this Quarterly Report on Form 10-Q..	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ERNEXA THERAPEUTICS INC.

Date: May 7, 2025	By:	/s/ Sanjeev Luther
Sanjeev Luther
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2025	By:	/s/ Sandra Gurrola
Sandra Gurrola
Senior Vice President of Finance
(Principal Financial Officer and Principal Accounting Officer)

