Form 10-Q
period 2025-06-30
Ernexa Therapeutics Inc.
filed 2025-08-13
CIK 748592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 12, 2025, the registrant had outstanding 7,670,889 shares of common stock, $0.005 par value per share.

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

Unless stated otherwise or the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “Ernexa” refer to Ernexa Therapeutics Inc., and references to the “Company,” “we,” “us” or “our” refer to Ernexa and its subsidiaries, including Ernexa TX2 Inc., Novellus, Inc. and Novellus Therapeutics Limited.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ERNEXA THERAPEUTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

(unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash	$4,315	$1,729
Other receivables	154	437
Prepaid expenses and other current assets	323	186
Total current assets	4,792	2,352
Property and equipment, net	50	85
Right-of-use assets - operating leases	581	670
Goodwill	2,044	2,044
Other assets	117	118
Total assets	$7,584	$5,269

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,319	$1,721
Accrued expenses	938	1,007
Income taxes payable	11	3
Operating lease liabilities, current	217	207
Contingent consideration liability, current	41	-
Other current liabilities	125	-
Total current liabilities	2,651	2,938
Warrant liabilities	-	1
Operating lease liabilities, non-current	376	477
Contingent consideration liability, non-current	-	41
Other liabilities	113	111
Total liabilities	3,140	3,568

Stockholders’ equity:
Preferred stock, $0.005 par value, 1,000 shares authorized, 156 designated and outstanding of Series A convertible preferred stock at June 30, 2025 and December 31, 2024, $156 liquidation preference	1	1
Common stock, $0.005 par value, 150,000 and 100,000 shares authorized at June 30, 2025 and December 31, 2024, respectively, 7,483 and 3,426 issued and outstanding at June 30, 2025 and December 31, 2024, respectively	37	17
Additional paid-in capital	247,291	233,219
Accumulated deficit	(242,885)	(231,536)
Total stockholders’ equity	4,444	1,701
Total liabilities and stockholders’ equity	$7,584	$5,269

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERNEXA THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue	$-	$47	$-	$94
Cost of revenues	-	95	-	156
Gross loss	-	(48)	-	(62)

Operating expenses:
Research and development	1,136	987	2,445	2,445
General and administrative	1,365	3,896	2,786	8,211
Total operating expenses	2,501	4,883	5,231	10,656

Loss from operations	(2,501)	(4,931)	(5,231)	(10,718)

Other expense, net:
Forward sales contract expense	(512)	-	(5,847)	-
Change in fair value of warrant liabilities	-	136	1	66
Change in fair value of contingent consideration	-	66	-	66
Interest (expense) income, net	-	(797)	5	(1,583)
Other expense, net	(123)	-	(258)	-
Total other expense, net	(635)	(595)	(6,099)	(1,451)

Loss before income taxes	(3,136)	(5,526)	(11,330)	(12,169)
Provision for income taxes	(3)	(3)	(11)	(7)

Net loss	(3,139)	(5,529)	(11,341)	(12,176)

Series A preferred stock dividend	(8)	(8)	(8)	(8)

Net loss attributable to common stockholders	$(3,147)	$(5,537)	$(11,349)	$(12,184)

Net loss per common share - basic and diluted	$(0.61)	$(15.34)	$(2.61)	$(33.75)

Weighted average shares outstanding - basic and diluted	5,179	361	4,350	361

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERNEXA THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the three and six months ended June 30, 2025 and 2024 (unaudited)

(in thousands)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at April 1, 2025	156	$1	3,483	$17	$233,770	$(239,738)	$(5,950)
Issuance of common stock to Series A preferred stockholders
in lieu of cash dividends	-	-	3	-	8	(8)	-
Issuance of common stock to consultant for services	-	-	12	-	48	-	48
Issuance of common stock in connection with settlement	-	-	20	-	69	-	69
Issuance of common stock and prefunded warrants in
connection with private placement	-	-	3,965	20	13,028	-	13,048
Stock-based compensation	-	-	-	-	368	-	368
Net loss	-	-	-	-	-	(3,139)	(3,139)
Balances at June 30, 2025	156	$1	7,483	$37	$247,291	$(242,885)	$4,444

Balances at January 1, 2025	156	$1	3,426	$17	$233,219	$(231,536)	$1,701
Issuance of common stock to Series A preferred stockholders
in lieu of cash dividends	-	-	3	-	8	(8)	-
Issuance of common stock in connection with exercise of
prefunded warrants	-	-	50	-	4	-	4
Issuance of common stock to consultant for services	-	-	19	-	93	-	93
Issuance of common stock in connection with settlement	-	-	20	-	69	-	69
Issuance of common stock and prefunded warrants in
connection with private placement	-	-	3,965	20	13,028	-	13,048
Stock-based compensation	-	-	-	-	870	-	870
Net loss	-	-	-	-	-	(11,341)	(11,341)
Balances at June 30, 2025	156	$1	7,483	$37	$247,291	$(242,885)	$4,444

Balances at April 1, 2024	156	$1	361	$2	$190,213	$(193,628)	$(3,412)
Stock-based compensation	-	-	-	-	423	-	423
Cash dividends to Series A preferred stockholders	-	-	-	-	-	(8)	(8)
Net loss	-	-	-	-	-	(5,529)	(5,529)
Balances at June 30, 2024	156	$1	361	$2	$190,636	$(199,165)	$(8,526)

Balances at January 1, 2024	156	$1	361	$2	$189,211	$(186,981)	$2,233
Issuance of note warrants, net	-	-	-	-	720	-	720
Stock-based compensation	-	-	-	-	705	-	705
Cash dividends to Series A preferred stockholders	-	-	-	-	-	(8)	(8)
Net loss	-	-	-	-	-	(12,176)	(12,176)
Balances at June 30, 2024	156	$1	361	$2	$190,636	$(199,165)	$(8,526)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERNEXA THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	For the six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(11,341)	$(12,176)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	35	83
Stock-based compensation	870	705
Amortization of right-of-use asset	89	1,036
Gain on disposal of fixed assets	-	(2)
Accrued interest expense	22	422
Paid-in-kind interest expense	-	407
Amortization of debt discount and debt issuance costs	-	919
Forward sales contract expense	5,847	-
Issuance of common stock in connection with settlement	69	-
Issuance of common stock to consultant for services	93	-
Change in fair value of warrant liabilities	(1)	(66)
Change in fair value of contingent consideration liability	-	(66)
Changes in operating assets and liabilities:
Other receivables	283	197
Prepaid expenses and other current assets	(137)	734
Other non-current assets	1	1
Accounts payable and accrued expenses	(463)	1,549
Operating lease liability	(91)	995
Due to related party	-	(874)
Deferred revenue	-	(95)
Other liabilities	127	225
Net cash used in operating activities	(4,597)	(6,006)
Cash flows from investing activities:
Purchase of property and equipment	-	(350)
Proceeds received from the sale of fixed assets	-	4
Net cash used in investing activities	-	(346)
Cash flows from financing activities:
Proceeds received from notes payable	2,250	-
Proceeds received from issuance of common stock and prefunded warrants	4,929	-
Proceeds received from exercise of prefunded warrants	4	-
Proceeds received from the convertible notes financing	-	1,405
Fees paid related to the convertible notes financing	-	(34)
Dividends paid to Series A preferred stockholders	-	(8)
Net cash provided by financing activities	7,183	1,363
Net increase (decrease) in cash and cash equivalents	2,586	(4,989)
Cash, cash equivalents and restricted cash at beginning of period	1,729	11,670
Cash, cash equivalents and restricted cash at end of period	$4,315	$6,681

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4	$6
Income taxes	$3	$2

Supplemental disclosure of non-cash investing and financing activities:
Offset of related party notes payable principal with related party receivable related to issuance of common stock and prefunded warrants	$2,250	$-
Reclassification of forward sales contract to equity upon issuance of common stock	$5,847	$-
Issuance of common stock to Series A preferred stockholders in lieu of cash dividends	$8	$-
Note warrants issued	$-	$755
Unpaid fees incurred in connection with the convertible note financing	$-	$32
Paid in-kind interest added to convertible notes principal	$-	$584
Adjustment to lease liability and ROU asset due to remeasurement	$-	$4,245
Property and equipment purchased but not paid	$-	$18
Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$4,315	$2,586
Restricted cash	-	4,095
Total cash, cash equivalents and restricted cash at end of period	$4,315	$6,681

The accompanying notes are an integral part of these condensed consolidated financial statements

ERNEXA THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1) DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Ernexa Therapeutics Inc. (the “Company”) is a preclinical-stage synthetic allogeneic iMSC therapy company. iMSCs are induced pluripotent stem cell (“iPSC”)-derived mesenchymal stem cells. The Company envision a future where cell therapies powered by synthetic iMSCs can offer new options for patients with limited treatment paths and its mission is to transform the treatment of cancer and autoimmune disease by developing scalable, affordable, off-the-shelf cell therapies that restore hope.

As used herein, the “Company” or “Ernexa” refers collectively to Ernexa and its consolidated subsidiaries (Ernexa TX2, Inc., Novellus, Inc. and Novellus Therapeutics Limited) unless otherwise stated or the context otherwise requires. In April 2025, the Company formed Ernexa TX2 Inc., a wholly owned Texas subsidiary, and the Company dissolved Eterna Therapeutics LLC, which was a single-member limited liability company and had no operations.

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

These condensed consolidated financial statements should be read together with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2025. The accompanying condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited financial statements contained in the 2024 10-K but does not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2025, or any other period.

Reverse Stock Split

As approved by the Company’s stockholders at the Company’s Annual Meeting of Stockholders held on June 2, 2025 (the “Annual Meeting”), the Company effected a reverse stock split of its common stock at a ratio of 1-for-15, as determined by the Company’s Board of Directors within the parameters approved by the Company’s stockholders (the “Reverse Stock Split”). The Reverse Stock Split became effective under Delaware law at 12:01 a.m. Eastern time on June 12, 2025.

Upon the effectiveness of the Reverse Stock Split, every fifteen shares of the issued and outstanding common stock were automatically combined and reclassified into one issued and outstanding share of common stock. The Reverse Stock Split did not alter the par value of the common stock, and the number of authorized shares of common stock remains unchanged, after giving effect to the increase in the authorized shares of the Company’s common stock from 100,000,000 to 150,000,000 shares, which occurred on June 2, 2025 following stockholder approval at the Annual Meeting. No fractional shares were issued in connection with the Reverse Stock Split, and no cash or other consideration was paid in connection with any fractional shares. Stockholders who otherwise would have held a fractional share after giving effect to the Reverse Stock Split instead owned one whole share of the post-reverse stock split common stock. The Company issued an aggregate of 153 shares for rounding up fractional shares to whole shares.

All share and per share data in this Quarterly Report on Form 10-Q have been adjusted for all periods presented to reflect the Reverse Stock Split.

2) LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred significant operating losses and has an accumulated deficit as a result of its efforts to develop product candidates and provide general and administrative support for operations. As of June 30, 2025, the Company had a cash balance of approximately $4.3 million and an accumulated deficit of approximately $242.9 million. For the three and six months ended June 30, 2025, the Company incurred a net loss of $3.1 million and $11.3 million, respectively, which includes non-cash charges of $0.5 million and $5.8 million, respectively, related to a forward sales contract the Company entered into on March 31, 2025. During the six months ended June 30, 2025, the Company used cash of $4.6 million in operating activities.

In April 2023, the Company entered into a standby equity purchase agreement (the “SEPA”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park committed to purchase up to $10.0 million of the Company’s common stock in an “equity line” financing arrangement. No shares were sold under the SEPA during the three and six months ended June 30, 2025, and the SEPA expired on May 1, 2025.

In September 2024, the Company entered into certain financing agreements for (i) the private placement of $3.9 million in convertible notes (the “Bridge Notes”) convertible into shares of the Company’s common stock or pre-funded warrants, (ii) the private placement of $1.1 million in shares of the Company’s common stock or pre-funded warrants (the “Equity Financing”), as well as (iii) exchange agreements for the exchange of previously issued convertible notes and warrants into shares of common stock (the “Exchange Transaction,” and collectively, the “September 2024 Transactions”). The September 2024 Transactions were subject to shareholder approval, and on October 29, 2024, the shareholders approved the issuance of common stock under the Equity Financing and the conversion of the Bridge Notes and the convertible notes and warrants under the Exchange Transaction into shares of common stock. Following such conversion, the Company had no convertible notes outstanding.

On March 11, 2025 and March 20, 2025, the Company received $1.5 million and $0.8 million, respectively, in exchange for the issuance of two promissory notes with aggregate principal amounts of $2.3 million to an investor. During the three months ended June 30, 2025, the Company repaid the notes in full for $2.3 million, including accrued interest. See Note 8 for more information on the promissory notes.

During the three months ended June 30, 2025, the Company raised $7.2 million in gross proceeds from the sale of shares of the Company’s common stock and prefunded warrants. See Note 12, Equity Transaction - Private Placement, for additional information regarding this financing.

In connection with preparing the accompanying condensed consolidated financial statements as of and for the three and six months ended June 30, 2025, the Company’s management concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern because it does not expect to have sufficient cash or working capital resources to fund operations for the twelve-month period subsequent to the issuance date of these condensed consolidated financial statements. The Company will need to raise additional capital, which could be through public or private equity offerings, grants, debt financings, out-licensing the Company’s intellectual property, strategic partnerships or other means. The Company currently has no arrangements for capital, and no assurances can be given that it will be able to raise capital when needed, on acceptable terms, or at all. The accompanying condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

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

On September 24, 2024, the Company assigned this customer contract to Factor Bioscience (as defined in Note 11) whereby all the Company’s rights and obligations under the customer contract are now Factor Bioscience’s. Factor Bioscience will pay the Company thirty percent (30%) of all amounts it receives from the customer under the contract in the event that the customer exercises its Option Right, and Factor Bioscience will pay the Company twenty percent (20%) of all amounts it receives from the customer for the customization activities set forth in the contract.

Prior to assigning the contract to Factor Bioscience, the $0.4 million received from the customer was being recognized equally over the development period, and for the three and six months ended June 30, 2024, the Company recognized less than $0.1 million and $0.1 million, respectively, of revenue related to the customization activities. There was no such revenue recognized for the three and six months ended June 30, 2025.

The Company recognized direct labor and supplies used in the customization activities as incurred, which were recorded as a cost of revenue. The Company was also obligated to pay Factor Bioscience 20% of any amounts the Company received from a customer that was related to the licensed technology under a previous license agreement the Company had with Factor Bioscience, which has since been terminated. During the six months ended June 30, 2024, the Company recognized less than $0.1 million of fees to Factor Bioscience, which was recorded as a cost of revenue. There was no such license fee recognized during the three months ended June 30, 2024. There were no direct labor, supplies or license fee recognized during the three and six months ended June 30, 2025.

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

The carrying amounts reported on the balance sheet for cash, other receivables, prepaid expenses and other current assets, accounts payable and accrued expenses, other current liabilities and other liabilities approximate fair value based due to their short maturities.

The Company issued approximately 23,000 warrants in connection with a private placement during the first quarter of 2022 (the “Q1-22 warrants”), which were determined to be classified as a liability. The Company has also recorded a three year contingent consideration liability related to an asset acquisition in April 2023, which was moved to current liabilities as of June 30, 2025 due to the Company’s obligation for this liability terminating in April 2026.

The Company uses a Black-Scholes option pricing model to estimate the fair value of the Q1-22 warrant liabilities and a Monte Carlo simulation model to estimate the fair value of the contingent consideration liability, both of which are considered a Level 3 fair value measurement. The Company remeasures these liabilities at each reporting period and recognizes changes in their respective fair value in the accompanying condensed consolidated statement of operations.

In connection with the SPA (as defined in Note 12) that the Company entered into on March 31, 2025, the Company recorded a forward sales contract liability at fair value and recognized $5.3 million of expense because the fair value of the expected shares to be purchased by the investors exceeds the proceeds under the SPA.

The Company determined the expense related to the forward sales contract as of March 31, 2025 by taking the difference between (i) the fair value of the expected shares to be purchased by the investors as of the March 31, 2025 date the Company entered into the SPA and (ii) the discounted purchase price of the shares. The Company remeasures the fair value of the forward sales contract liability at each reporting period or immediately prior to the settlement of the shares purchased under the SPA and recognizes changes in the fair value in the accompanying condensed consolidated statement of operations. Upon settlement of the shares, the corresponding forward sales contract liability is then reclassified to additional paid-in capital.

During the three months ended June 30, 2025, the Company completed the sale of the shares under the SPA, and as a result, the forward sales contract liability was reclassified to additional paid-in capital. There was no remaining forward sales contract liability balance as of June 30, 2025.

The following table summarizes the liabilities that are measured at fair value as of June 30, 2025 and December 31, 2024 (in thousands):

Description	Level	June 30, 2025	December 31, 2024
Liabilities:
Warrant liabilities - Q1-22 warrants	3	$-	$1
Contingent consideration	3	$41	$41

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

The following table presents the changes in the liabilities measured at fair value from January 1, 2025 through June 30, 2025 (in thousands):

	Warrant Liabilities	Contingent Consideration	Forward Sales Contract

Fair value at January 1, 2025	$1	$41	$-
Initial measurement	-	-	5,335
Change in fair value	(1)	-	512
Reclassification of forward sales contract liability to equity	-	-	(5,847)
Fair value at June 30, 2025	$-	$41	$-

The Company remeasured the fair value of the Q1-22 warrants at June 30, 2025, and the result of the remeasurement was de minimis. The Company assessed the fair value of the contingent consideration liability at each reporting period through June 30, 2025 and determined that there were no material changes to the inputs used in the December 31, 2024 remeasurement that would have resulted in a material change to the liability at June 30, 2025. Therefore, the Company did not recognize a change in fair value of the contingent consideration liability for the three and six months ended June 30, 2025.

5) GOODWILL

The Company recorded goodwill in the amount of $2.0 million related to a 2018 acquisition that was accounted for as a business combination. Goodwill is not amortized but is tested for impairment annually, or more frequently if the Company becomes aware of any events occurring or changes in circumstances that indicate that the fair value of the entity is less than its carrying value. As of June 30, 2025, the Company did not identify potential triggering events that could indicate that the fair value of the entity is less than its carrying value and determined there were no such events that occurred.

6) ACCRUED EXPENSES

Accrued expenses at June 30, 2025 and December 21, 2024 consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Professional fees	$362	$238
Accrued compensation	108	12
Legal matters	30	323
Other	438	434
Total accrued expenses	$938	$1,007

7) LEASES

The Company currently has operating leases for offices in the borough of Manhattan in New York, New York, and Cambridge, Massachusetts, which expire in 2027 and 2028, respectively.

For the three and six months ended June 30, 2025 and 2024, the net operating lease expenses were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Operating lease expense	$68	$1,633	$135	$3,269
Sublease income	(21)	(21)	(42)	(42)
Variable lease expense	7	332	13	663
Total lease expense	$54	$1,944	$106	$3,890

Amounts for the three and six months ended June 30, 2024 in the table above include expense related to a sublease that was terminated effective August 31, 2024.

The tables below show the beginning balances of the operating ROU assets and lease liabilities as of January 1, 2025 and the ending balances as of June 30, 2025, including the changes during the period (in thousands).

Operating Lease ROU Assets

Operating lease ROU assets at January 1, 2025	$670
Amortization of operating lease ROU assets	(89)
Operating lease ROU assets at June 30, 2025	$581

Operating Lease Liabilities
Operating lease liabilities at January 1, 2025	$684
Principal payments on operating lease liabilities	(91)
Operating lease liabilities at June 30, 2025	593
Less non-current portion	(376)
Current portion at June 30, 2025	$217

As of June 30, 2025, the Company’s operating leases had a weighted-average remaining life of 2.6 years with a weighted-average discount rate of 10.25%. The maturities of the operating lease liabilities are as follows (in thousands):

As of June 30, 2025
2025	$137
2026	277
2027	173
2028	82
Total payments	669
Less imputed interest	(76)
Total operating lease liabilities	$593

8) PROMISSORY NOTES

On March 11, 2025, the Company received $1.5 million for the issuance of a promissory note in the principal amount of $1.5 million to Charles Cherington, and on March 21, 2025 the Company received $0.8 million for the issuance of a second promissory note in the principal amount of $0.8 million to Mr. Cherington. The promissory notes had a maturity date of the earlier of (i) June 15, 2025 or (ii) upon the Company receiving $5.0 million in gross proceeds from a subsequent capital raise. Each of the promissory notes accrued interest at a rate of 5.0% per annum, payable at maturity.

As a result of completing the private placement discussed in Note 12, the Company offset the outstanding principal plus accrued interest on the notes in full in the aggregate amount of $2.3 million with the receivable due to the Company from Mr. Cherington for his purchase of shares in the private placement, and as of June 30, 2025, there were no outstanding balances on the notes.

9) STOCK-BASED COMPENSATION

Stock Options

During the three and six months ended June 30, 2025 and 2024, the Company granted options to purchase the number of shares of the Company’s common stock set forth in the table below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Stock options granted	5	33	127	158

The Company recognizes stock-based compensation expense for stock options granted to employees, directors and certain consultants. The Company estimates the fair value of stock options using the Black-Scholes option pricing model. The fair value of stock options granted is recognized as expense over the requisite service period on a straight-lined basis.

The following weighted-average assumptions were used for stock options granted during the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Weighted average risk-free rate	3.91%	4.32%	4.40%	4.45%
Weighted average volatility	109.87%	91.77%	116.43%	97.91%
Dividend yield	0.00%	0.00%	0%	0%
Expected term	10.0 years	5.68 years	6.36 years	5.85 years

The per-share weighted average grant-date fair value of stock options granted during the three and six months ended June 30, 2025 and 2024 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Weighted average grant date fair value	$3.05	$21.26	$4.27	$21.56

Vesting of all stock options is subject to continuous service with the Company through the applicable vesting date. As of June 30, 2025, there were approximately 293,000 shares of the Company’s common stock subject to outstanding stock options.

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

In lieu of paying cash to satisfy withholding taxes due upon the settlement of vested RSUs, at the Company’s discretion, an employee may elect to have shares of common stock withheld that would otherwise be issued at settlement, the value of which is equal to the amount of withholding taxes payable. Approximately 30 RSUs vested during both the three and six months ended June 30, 2025 and approximately 29 RSUs vested during both the three and six months ended June 30, 2024. The Company did not grant RSUs during the three and six months ended June 30, 2025 or 2024, and as of June 30, 2025, there were no RSUs outstanding.

Stock-Based Compensation Expense

For the three and six months ended June 30, 2025 and 2024, the Company recognized stock-based compensation expense as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Research and development	$15	$15	$31	$61
General and administrative	353	408	839	644
Total	$368	$423	$870	$705

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

Diluted net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding, including the weighted average effect of the prefunded warrants, plus dilutive securities. Shares of common stock issuable upon exercise, conversion or vesting of stock options, restricted stock units, warrants and the outstanding Series A convertible preferred stock are considered potential shares of common stock and are included in the calculation of diluted net loss per share using the treasury method when their effect is dilutive. The Company’s convertible notes that were outstanding as of June 30, 2024 were also considered potential shares of common stock for the three and six months ended June 30, 2024 and were included in the calculation of diluted net loss per share using the “if-converted” method as of such period, and the more dilutive of either the two-class method or the if-converted method was reported. There were no convertible notes outstanding as of June 30, 2025. Diluted net loss per share is the same as basic net loss per share for periods in which the effect of potentially dilutive shares of common stock is antidilutive.

The following table presents the number of shares subject to outstanding stock options, warrants, convertible notes and Series A convertible preferred stock that were excluded from the computation of diluted net loss per share of common stock for the three and six months ended June 30, 2025 and 2024, as their effect was anti-dilutive (in thousands):

	Three and six months ended June 30,
	2025	2024
Stock options	293	169
Warrants	32	1,359
Preferred stock converted into common stock	5	1
Convertible Notes converted into common stock	-	542
Total potential common shares excluded from computation	330	2,071

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

On July 31, 2024, Counterclaim Defendants and Sowyrda informed the Court that they had reached a settlement and requested that all claims pending between them be dismissed with prejudice, and on August 9, 2024, the Court approved the motion for approval of dismissal of all such claims with prejudice. On April 22, 2025, Counterclaim Defendants and Westman reached a confidential settlement with an effective date of April 30, 2025. Such settlement included the issuance of 20,000 shares of the Company’s common stock and a cash payment of less than $0.1 million. On May 27, 2025, Counterclaim Defendants and Westman filed stipulation of dismissal with prejudice with the Court.

Licensing Agreements

On September 24, 2024, the Company entered into the Exclusive License and Collaboration Agreement (“the Factor L&C Agreement”) with Factor Bioscience Limited (“Factor Limited”). The Factor L&C Agreement terminated a previous license agreement, as well as a license that the Company acquired from a third party pursuant to an asset purchase agreement in April 2023.

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

Retirement Savings Plan

The Company offers to its eligible employees a defined contribution plan, organized under Section 401(k) of the Internal Revenue Code, through its co-employment arrangement with its professional employer organization (“PEO”). Under this arrangement, the PEO serves as the plan sponsor and administrator. Eligible employees may defer up to 100% of their annual compensation or a specific amount imposed by the Internal Revenue Service, whichever is less. The Company matches employees’ contributions at a rate of 100% of the first 3% of the employee’s contribution and 50% of the next 2% of the employee’s contribution, for a maximum Company match of 4%.

12) EQUITY TRANSACTIONS

Authorized Shares

Effective June 2, 2025, the Company filed a certificate of amendment to its Restated Certificate of Incorporation, as amended, with the Secretary of State of Delaware to increase the authorized shares of its common stock from 100,000,000 to 150,000,000. This amendment was approved by the Company’s stockholders at the Annual Meeting.

Private Placement

On March 31, 2025, the Company entered into a securities purchase agreement (the “SPA”) with certain accredited investors to sell in a private placement an aggregate of approximately 4,621,000 shares of common stock at a purchase price of $1.569 per share (or pre-funded warrants in lieu of common stock at a purchase price of $1.494 per pre-funded warrant). The pre-funded warrants will be exercisable until exercised in full at a nominal exercise of $0.075 per share and may not be exercised to the extent such exercise would cause the holder to beneficially own more than 4.99% or 9.99%, as applicable, of the Company’s outstanding common stock.

The SPA represents a forward sale contract obligating the Company to sell a fixed number of shares of its common stock at a fixed price per share and contains an adjustment to the settlement amount based on shareholder approval, which is not an input into the pricing of a fixed-for-fixed forward on equity shares. The Company measured the fair value of the forward sale contract as the difference between (i) the fair value of the expected shares to be purchased by the investors as of the date the Company entered into the SPA and (ii) the discounted purchase price of the shares, and recorded a liability of approximately $5.3 million at the contract inception date. The Company also recognized a corresponding $5.3 million charge to expense on the contract inception date because the fair value of the expected shares to be purchased by the investors exceeded the expected proceeds under the SPA.

During the three months ended June 30, 2025, the Company sold the following shares of common stock and pre-funded warrants under the SPA (in thousands):

Date	Common Stock	Pre-funded Warrants	Gross Proceeds
April 2, 2025	662	34	$1,090
June 9, 2025	3,182	622	5,921
June 27, 2025	121	-	190
	3,965	656	$7,201

The shares sold on April 2, 2025 (the “First Closing”) represented 19.99% of the Company’s outstanding shares of common stock as of March 31, 2025. The shares sold in June 2025 (the “Second Closing”) were subject to satisfaction or waiver of certain conditions, including without limitation, receipt of stockholder approval for such issuance as required under applicable Nasdaq listing rules, which the Company received at the Annual Meeting.

Immediately before each settlement date, the Company remeasured the fair value of the respective forward sales contract liability and recognized the change in fair value in the accompanying condensed consolidated statement of operations. Upon settlement, the Company then reclassified the respective forward sales contract liability to additional paid-in capital. For the three and six months ended June 30, 2025, the Company recognized $0.5 million and $5.8 million, respectively, of forward sales contract expense. There was no forward sales contract expense during the three and six months ended June 30, 2024. During both the three and six months ended June 30, 2025, the Company reclassified the $5.8 million forward sales contract liability to additional paid-in capital, and at June 30, 2025, there was no forward sales contract liability balance.

Warrants

As of June 30, 2025, the Company had the following warrants outstanding:

	Warrants Outstanding (in thousands)	Exercise Price	Issuance Date	Expiration Date	Classification
Q1-22 Warrants	23	$572.98	03/09/22	09/09/27	Liability
December 2022 Warrants	9	$21.45	12/02/22	06/02/28	Equity
Prefunded warrants	75	$0.075	10/29/24	None	Equity
Prefunded warrants	34	$0.075	04/02/25	None	Equity
Prefunded warrants	622	$0.075	06/09/25	None	Equity
	763

As of June 30, 2025, the weighted average remaining contractual life of expiring warrants outstanding was 2.41 years and the weighted average exercise price for the expiring warrants was $411.74.

The following table shows the warrant activity from January 1, 2025 through June 30, 2025 (in thousands):

	Outstanding January 1, 2025	Granted	Exercised	Outstanding June 30, 2025
Q1-22 Warrants	23	-	-	23
December 2022 Warrants	9	-	-	9
Prefunded warrants	125	656	50	731
Total	157	656	50	763

Standby Equity Purchase Agreement

On April 5, 2023, the Company entered into the SEPA with Lincoln Park, pursuant to which Lincoln Park committed to purchase up to $10.0 million of the Company’s common stock. The Company did not sell any shares of common stock under the SEPA during the three and six months ended June 30, 2025 or 2024. On May 1, 2025, the SEPA expired in accordance with its terms.

Stock Repurchase Program

In November 2024, the Company’s Board of Directors authorized a stock repurchase program (the “Repurchase Program”) of up to $1.0 million of the Company’s outstanding common stock. Under the Repurchase Program, the repurchases may be made by the Company from time to time through open market purchases, privately negotiated transactions or other means in accordance with applicable securities laws. The timing and amount of repurchases will be determined by the Company, taking into consideration market conditions, stock price, and other factors. The Repurchase Program does not have a set expiration date and may be suspended, modified or discontinued at any time without prior notice. The Company did not repurchase any of its shares under the Repurchase Program during the three and six months ended June 30, 2025. There was no such repurchase program during the three and six months ended June 30, 2024.

13) RELATED PARTY TRANSACTIONS

September 2024 and March 2025 Financings

Investors who (i) entered into the Exchange Agreement and the Bridge Notes in September 2024 and (ii) entered into the SPA in March 2025 that is discussed in Note 12 included Charles Cherington. Mr. Cherington participated in the applicable financing under the same terms and subject to the same conditions as all the other investors. Mr. Cherington served on the Company’s board of directors from March 2021 to July 6, 2023 and currently owns approximately 37% of the Company’s outstanding common stock.

March 2025 Promissory Notes

On March 11, 2025, the Company received $1.5 million for the issuance of a promissory note in the principal amount of $1.5 million to Mr. Cherington, and on March 21, 2025 the Company received $0.8 million for the issuance of a second promissory note in the principal amount of $0.8 million to Mr. Cherington. The promissory notes had a maturity date ofthe earlier of (i) June 15, 2025 or (ii) upon us receiving $5 million in gross proceeds from a subsequent capital raise. Each of the promissory notes accrued interest at a rate of 5.0% per annum, payable at maturity. Upon issuance of the notes, Mr. Cherington owned approximately 32% of our outstanding common stock and currently owns approximately 37% of our outstanding common stock.

As a result of completing the private placement discussed in Note 12, the Company repaid the outstanding principal plus accrued interest on the notes in full in the aggregate amount of $2.3 million, and as of June 30, 2025, there were no outstanding balances on the notes.

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

The table below provides a breakdown of the Company’s significant operating expenses for the three and six months ended June 30, 2025 and 2024 with a reconciliation to net loss for each of those years.

The Company’s revenue and its cost of revenues for the three and six months ended June 30, 2024 relate to a contract with a customer, as discussed in Note 3. There was no revenue or cost of revenue for the three and six months ended June 30, 2025. Depreciation and amortization expense was less than $0.1 million for each of the three and six months ended June 30, 2025 and 2024. During the three and six months ended June 30, 2025, the Company recognized $0.6 million and $6.1 million, respectively, in other expense, net, primarily related to the SPA discussed in Note 12. The Company recognized $0.6 million and $1.4 million in other expense, net, during the three and six months ended June 30, 2024, respectively, due to interest expense of $0.8 million and $1.6 million, respectively, offset by income related to a change in fair value of warrant liabilities of approximately $0.1 million for each of the three and six months ended June 30, 2024, as well as income of approximately $0.1 million for the change in fair value of contingent consideration for each of the three and six months ended June 30, 2024.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue	$-	$47	$-	$94
Cost of revenues	-	95	-	156
Gross profit (loss)	-	(48)	-	(62)

Operating expenses:
Research and development by significant expense:
MSA/license fees	663	812	1,300	1,625
Study fees	60	88	412	152
Professional fees	202	(15)	358	88
Payroll and related	114	61	211	386
Other[1]	97	41	164	194
Research and development	1,136	987	2,445	2,445

General and administrative by significant expense:
Stock-based compensation	353	408	839	644
Payroll and related2	428	335	821	868
Professional fees2	440	999	826	2,283
Occupancy expense	8	1,899	15	3,800
Other[2]	136	255	285	616
General and administrative	1,365	3,896	2,786	8,211

Total operating expenses	2,501	4,883	5,231	10,656

Loss from operations	(2,501)	(4,931)	(5,231)	(10,718)

Forward sales contract expense	(512)	-	(5,847)	-
Change in fair value of warrant liabilities	-	136	1	66
Change in fair value of contingent consideration	-	66	-	66
Interest (expense) income, net	-	(797)	5	(1,583)
Other expense, net	(123)	-	(258)	-
Total other expense, net	(635)	(595)	(6,099)	(1,451)

Loss before income taxes	(3,136)	(5,526)	(11,330)	(12,169)
Provision for income taxes	(3)	(3)	(11)	(7)

Net loss	$(3,139)	$(5,529)	$(11,341)	$(12,176)

	June 30, 2025	December 31, 2024

Cash	$4,315	$1,729

[1]	Other includes certain lab supply expenses, amounts related to the close out of a former clinical trial, allocated occupancy costs, stock-based compensation, and depreciation.

[2]	Other includes expenses related to insurance, information technology, travel, banking, depreciation and other miscellaneous expenses.

15) RECENT ACCOUNTING PRONOUNCEMENTS

No new Accounting Standards Updates have been issued by the Financial Accounting Standards Board since January 1, 2025 that would apply to the Company that are not disclosed in the 2024 10-K.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read this discussion together with the unaudited interim condensed consolidated financial statements, related notes, and other financial information included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) together with our audited consolidated financial statements, related notes, and other information contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2025. The following discussion contains or is based on assumptions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors,” in this report and in Part I, Item 1A of the 2024 10-K and as described from time to time in our other filings with the SEC. These risks could cause our actual results to differ materially from those anticipated in these forward-looking statements.

Overview

We are a preclinical-stage synthetic allogeneic iMSC therapy company. iMSCs are induced pluripotent stem cell (“iPSC”)-derived mesenchymal stem cells. We envision a future where cell therapies powered by synthetic iMSCs can offer new options for patients with limited treatment paths and our mission is to transform the treatment of cancer and autoimmune disease by developing scalable, affordable, off-the-shelf cell therapies that restore hope.

Our lead product candidate ERNA-101 is allogenic IL-7 and IL-15-secreting iMSCs. ERNA-101 capitalizes on the intrinsic tumor-homing ability of MSCs to slip through the tumor’s defenses and to deliver potent pro-inflammatory factors directly to the tumor microenvironment (“TME”), limiting systemic exposure and potential toxicity while unleashing potent anti-cancer immune responses including enhancement of T-cell anti-tumor activity. Our initial focus is to develop ERNA-101 in platinum-resistant, ovarian cancer. We collaborated with the University of Texas MD Anderson Cancer Center to investigate the ability of ERNA-101 to induce and modulate antitumor immunity in an ovarian cancer model. In preclinical study, ERNA-101 exhibited reduction of tumor growth and statistically significant survival advantage in the ovarian cancer model as compared to the control group. We expect to complete the Investigational New Drug (“IND”) enabling studies and IND submission by 2026 and to subsequently enter a Phase I investigator sponsored clinical trial in the second half of 2026.

We are also investigating anti-inflammatory cytokine (e.g. IL-10)-secreting iMSCs in inflammatory/auto-immune disorders like rheumatoid arthritis, which we refer to as ERNA-201. MSCs have an intrinsic ability to home to inflamed tissue and have been shown to dampen inflammation and drive/healing/regeneration through multiple secreted mediators and cell-cell interactions. We are investigating the ability of ERNA-201 to turbocharge these anti-inflammatory and regenerative effects.

Additionally, we are actively seeking strategic partnerships to co-develop or out-license therapeutic assets and engage with potential collaborators to expand developmental opportunities.

Recent Developments

Amendments to Restated Articles of Incorporation, as Amended

Effective June 2, 2025, we filed a certificate of amendment to our Restated Certificate of Incorporation, as amended, (the “Amended COI”) with the Secretary of State of Delaware to increase the authorized shares of our common stock from 100 million to 150 million (the “Authorized Shares Amendment”).

Also effective June 2, 2025, we filed a certificate of amendment to our Amended COI with the Secretary of State of Delaware to allow for action required or permitted to be taken by our stockholders to be effected by written consent of such stockholders in addition to duly called annual or special meetings of such stockholders (“the Written Consent Amendment”)

On June 10, 2025, we filed a certificate of amendment to our Amended COI with the Secretary of State of Delaware to effect a reverse stock split of our common stock at a ratio of 1-for-15 effective at 12:01 a.m. (the “Reverse Stock Split”). Upon the effectiveness of the Reverse Stock Split, every fifteen shares of the issued and outstanding common stock were automatically combined and reclassified into one issued and outstanding share of common stock. The Reverse Stock Split did not alter the par value of the common stock, and the number of authorized shares of common stock remains unchanged at 150 million. No fractional shares were issued in connection with the Reverse Stock Split, and no cash or other consideration was paid in connection with any fractional shares. Stockholders who otherwise would have held a fractional share after giving effect to the Reverse Stock Split instead owned one whole share of the post-reverse stock split common stock. We issued an aggregate of 153 shares for rounding up fractional shares to whole shares.

All share and per share data in this Quarterly Report have been adjusted for all periods presented to reflect the Reverse Stock Split.

The Authorized Shares Amendment, Written Consent Amendment, and Reverse Stock Split Amendment were approved by out stockholders at our 2025 Annual Meeting of Stockholders on June 2, 2025 (the “Annual Meeting”).

Private Placement of Equity

On March 31, 2025, we entered into a securities purchase agreement (the “SPA”) with certain accredited investors and a related registration rights agreement. Pursuant to the SPA, we agreed to issue and sell to the investors, and the investors agreed to purchase, in a private placement, an aggregate of approximately 4,621,000 shares of common stock at a purchase price of $1.569 per share (or pre-funded warrants in lieu of common stock at a purchase price of $1.494 per pre-funded warrant). The pre-funded warrants will be exercisable until exercised in full at a nominal exercise of $0.075 per share and may not be exercised to the extent such exercise would cause the holder to beneficially own more than 4.99% or 9.99%, as applicable, of our outstanding common stock.

Upon the initial closing of the SPA on April 2, 2025 (the “First Closing”), we sold to the investors an aggregate of approximately 662,000 shares of common stock and 34,000 pre-funded warrants (such shares, including the shares underlying the pre-funded warrants equal to 19.99% of our outstanding shares as of March 31, 2025). Following shareholder approval at the Annual Meeting, on June 9, 2025, we sold to the investors an aggregate of approximately 3,182,000 shares of common stock and 622,000 pre-funded warrants, and on June 27, 2025, we sold the remaining approximately 121,000 shares of common stock (the June 9, 2025 and June 27, 2025 issuances collectively referred to as the “Second Closing”). The Company raised approximately $7.2 million in gross proceeds under the SPA.

Compliance with Nasdaq’s Continued Listing Standards

On June 11, 2025, we received a notice from Nasdaq Regulation (the “Staff”) that based on our Current Report on Form 8-K filed on June 9, 2025 disclosing the Second Closing, the Staff determined that we comply with Listing Rule 5550(b)(1), which requires a minimum stockholders’ equity of $2.5 million (the “Stockholders’ Equity Rule”). If we fail to evidence compliance with the Stockholders’ Equity Rule upon filing our next periodic report, which is this Quarterly Report for the period ended June 30, 2025, we would be subject to delisting. Our stockholders’ equity was $4.4 million at June 30, 2025.

As a result of the 1-for-15 reverse stock split we effected on June 12, 2025, we received a notice on July 1, 2025 from the Staff notifying us that we regained compliance with Listing Rule 5550(a)(2), which requires maintaining a minimum bid price of $1.00.

As of the filing of this Quarterly Report, we are in compliance with all Nasdaq continued listing standards.

Basis of Presentation

Revenue

Revenue is related to an exclusive option and license agreement we had with a customer, under which we granted the customer an option to obtain an exclusive sublicense to certain of our technology for preclinical, clinical and commercial purposes in exchange for a non-refundable up-front payment to us of $0.3 million. We also began developing certain induced pluripotent stem cell lines in exchange for a cell line customization fee. The customer paid us $0.4 million towards the customization fee, which we were recognizing ratably over the customization period, including less than $0.1 million for the three months ended June 30, 2024 and $0.1 million for the six months ended June 30, 2024.

On September 24, 2024, we entered into an agreement with Factor Bioscience Limited (“Factor Limited” and together with Factor Bioscience Inc. and its other affiliates, “Factor Bioscience”) whereby we assigned the customer contract to Factor Bioscience (the “Assignment Agreement”). The Assignment Agreement with Factor Bioscience assigned all our rights and obligations under the customer contract to Factor Bioscience. Payments to us related to the customer contract will now be subject to the Assignment Agreement, which provides for Factor Bioscience paying us thirty percent (30%) of all amounts it receives from the customer in the event that the customer obtains a sublicense from Factor Bioscience. Upon receipt of future payments for the customization activities set forth in the customer contract, Factor Bioscience will pay us twenty percent (20%) of all amounts Factor Bioscience receives from the customer. Because we have no further obligations under the agreement with the customer, there is no revenue recognized for the three and six months ended June 30, 2025. For additional information, see Note 3 to the accompanying condensed consolidated financial statements. We have no other revenue generating contracts at this time.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2025 and 2024

	Three months ended June 30,			Six months ended June 30,
(In thousands)	2025	2024	Change	2025	2024	Change
Revenue	$-	$47	$(47)	$-	$94	$(94)
Cost of revenues	-	95	(95)	-	156	(156)
Gross loss	-	(48)	48	-	(62)	62

Operating expenses:
Research and development	1,136	987	149	2,445	2,445	-
General and administrative	1,365	3,896	(2,531)	2,786	8,211	(5,425)
Total operating expenses	2,501	4,883	(2,382)	5,231	10,656	(5,425)

Loss from operations	(2,501)	(4,931)	2,430	(5,231)	(10,718)	5,487

Other expense, net:
Forward sales contract expense	(512)	-	(512)	(5,847)	-	(5,847)
Change in fair value of warrant liabilities	-	136	(136)	1	66	(65)
Change in fair value of contingent consideration	-	66	(66)	-	66	(66)
Interest (expense) income, net	-	(797)	797	5	(1,583)	1,588
Other expense, net	(123)	-	(123)	(258)	-	(258)
Total other expense, net	(635)	(595)	(40)	(6,099)	(1,451)	(4,648)

Loss before income taxes	(3,136)	(5,526)	2,390	(11,330)	(12,169)	839
Provision for income taxes	(3)	(3)	-	(11)	(7)	(4)

Net loss	$(3,139)	$(5,529)	$2,390	$(11,341)	$(12,176)	$835

Revenue

For the three and six months ended June 30, 2024, we recognized ratably over the customization period amounts related to a development fee we received from a customer for a customized cell line. For additional information on this customer contract, see Note 3 to the accompanying condensed consolidated financial statements. We did not have any revenue generating contracts during the three and six months ended June 30, 2025.

Cost of Revenue

For the three months ended June 30, 2024, we recognized direct salaries and supplies related to the customized cell line. During the six months ended June 30, 2024, we recognized direct salaries, supplies, and less than $0.1 million of fees to Factor Bioscience under a previous license agreement. There was no such cost recognized for the three and six months ended June 30, 2025.

Research and Development Expenses

	Three months ended June 30,
	2025	2024	Change
(in thousands)
Professional fees	$202	$(15)	$217
Payroll-related	114	61	53
MSA/license fees	663	812	(149)
Study fees	60	88	(28)
Other expenses, net	97	41	56
Total research and development expenses	$1,136	$987	$149

	Six months ended June 30,
	2025	2024	Change
(in thousands)
MSA/license fees	$1,300	$1,625	$(325)
Payroll-related	211	386	(175)
Professional fees	358	88	270
Study fees	412	152	260
Other expenses, net	164	194	(30)
Total research and development expenses	$2,445	$2,445	$-

Total research and development expenses increased by approximately $0.1 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to increased use of consulting services and headcount, offset by a reduction in the Factor Bioscience license fee arrangement.

Total research and development expenses were flat for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, and was comprised of decreases in the Factor Bioscience license fee arrangement and payroll-related fees due to severance expense incurred during the six months ended June 30, 2024 that was not incurred during the six months ended June 30, 2025. These decreases were offset primarily by increased professional fees from consultants and increased fees for preclinical study costs.

General and Administrative Expenses

	Three months ended June 30,
	2025	2024	Change
(in thousands)
Occupancy expense	$8	$1,899	$(1,891)
Professional fees2	440	999	(559)
Stock-based compensation	353	408	(55)
Other expenses, net	564	590	(26)
Total general and administrative expenses	$1,365	$3,896	$(2,531)

	Six months ended June 30,
	2025	2024	Change
(in thousands)
Occupancy expense	$15	$3,800	$(3,785)
Professional fees	826	2,283	(1,457)
Payroll-related	821	868	(47)
Stock-based compensation	839	644	195
Other expenses, net	285	616	(331)
Total general and administrative expenses	$2,786	$8,211	$(5,425)

Our general and administrative expenses for the three months ended June 30, 2025 decreased by approximately $2.5 million primarily due to decreases in (i) rent expense due to a sublease we terminated in August 2024, (ii) professional fees related to legal services and consultants, and (iii) stock-based compensation due to equity awards becoming fully vested during the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

For the six months ended June 30, 2025 compared to the six months ended June 30, 2024, our general and administrative expenses decreased $5.4 million primarily due to the termination of the sublease, reduction in our legal services and consultants, and a reduction in payroll related expenses. These decreases were offset by increases in stock-based compensation as a result of an increase to stock options granted and vesting during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. We will continue to focus on finding operational efficiencies that result in cost savings.

Forward sales contract expense

For the three months ended June 30, 2025, we recognized a loss of $0.5 million related to the change in fair value of our forward sales contract, which was remeasured immediately prior to the respective settlement of shares issued under the SPA entered into on March 31, 2025. For the six months ended June 30, 2025, we recognized $5.8 million related to the forward sales contract, $5.3 million of which was initially recognized at the contract inception date because the fair value of the shares that were expected to be issued under the SPA exceeded the proceeds, and the remaining $0.5 million loss was related to the change in fair value that was remeasured immediately prior to the respective settlement of the shares issued under the SPA. See Note 12, Equity Transaction - Private Placement, to the accompanying condensed consolidated statement of operations for more information on this SPA. There was no similar transaction for the three and six months ended June 30, 2024.

Change in Fair Value of Warrant Liabilities

We recognized approximately $0.1 million in income for each of the three and six months ended June 30, 2024 for the change in the fair value of warrant liabilities as a result of a decrease in the market price of our common stock as of June 30, 2024. The change in the fair value of the warrant liabilities for the three and six months ended June 30, 2025 was de minimis.

Interest (Expense) Income, net

For the three and six months ended June 30, 2025, we recognized $0.9 million and $1.7 million less in interest expense, respectively, due to a reduction in interest-bearing debt, and we also recognized approximately $0.1 million less in interest income for each of the three and six months ended June 30, 2025 due to having reduced cash balances when compared to the three and six months ended June 30, 2024.

Other Expense, net

During the three and six months ended June 30, 2025, we recognized $0.1 million and $0.3 million of expenses related to the SPA transaction entered into on March 31, 2025, respectively. See Note 12, Private Placement, to the accompanying condensed consolidated statement of operations for more information on this SPA. There was no comparable expense for the three and six months ended June 30, 2024.

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

Liquidity and Capital Resources

As of June 30, 2025, we had cash of approximately $4.3 million, and we had an accumulated deficit of approximately $242.9 million. We have to date incurred operating losses, and we expect these losses to continue in the future. For the three and six months ended June 30, 2025, we incurred a net loss of $3.1 million and $11.3 million, respectively, which includes a $0.5 million and $5.8 million non-cash expense related to the forward sales contract, respectively. For the six months ended June 30, 2025, we used $4.6 million of cash in operating activities.

On March 11, 2025 and March 20, 2025, we received $1.5 million and $0.8 million, respectively, for the issuance of two promissory notes with an aggregate principal amount of $2.3 million to an investor. The promissory notes had a maturity date of the earlier of (i) June 15, 2025 or (ii) upon us receiving greater than $5 million in aggregate proceeds from a subsequent capital raise. Interest accrued at a rate of 5.0% per annum, payable at maturity. During the three months ended June 30, 2025, the Company repaid the notes in full for $2.3 million, including accrued interest. See Note 8 to the accompanying condensed consolidated statement of operations for more information on the promissory notes.

During the three months ended June 30, 2025, the Company raised $7.2 million in gross proceeds from the sale of shares of the Company’s common stock and prefunded warrants. We are using the proceeds from this financing for general working capital purposes and used a portion to repay the notes, as discussed above, . See Note 12, Equity Transactions - Private Placement, to the accompanying condensed consolidated statement of operations for additional information regarding this financing.

Based on our current financial condition and forecasts of available cash, we will not have sufficient capital to fund our operations for the 12 months following the issuance date of the accompanying condensed consolidated financial statements. We can provide no assurance that we will be able to obtain additional capital when needed, on favorable terms, or at all. If we cannot raise capital when needed, on favorable terms or at all, we will need to reevaluate our planned operations and may need to reduce expenses, file for bankruptcy, reorganize, merge with another entity, or cease operations. If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock. See the risk factor in Item 1A of Part I of our 2024 10-K titled, “We will require substantial additional capital to fund our operations and execute our business strategy, and we may not be able to raise adequate capital on a timely basis, on favorable terms, or at all.”

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

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying condensed consolidated statements of cash flows, are summarized as follows:

	For the six months ended June 30,
(in thousands)	2025	2024	Change
Cash (used in) provided by:
Operating activities	$(4,597)	$(6,006)	$1,409
Investing activities	-	(346)	346
Financing activities	7,183	1,363	5,820
Net increase (decrease) in cash and cash equivalents	$2,586	$(4,989)	$7,575

Net Cash Used in Operating Activities

There was a decrease of approximately $1.4 million in cash used in operating activities for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This change was due a $4.3 million decrease in net loss, after giving effect to adjustments made for non-cash transactions, primarily due to a decrease in occupancy expense and professional fees, offset by an increase of $2.9 million in cash used in operating assets and liabilities for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily related to accounts payable, accrued expenses and operating lease liabilities.

Net Cash Used in Investing Activities

We used approximately $0.3 million to pay for the purchases of property and equipment during the six months ended June 30, 2024. There were no investing activities during the six months ended June 30, 2025.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2025 includes $2.3 million of gross proceeds received from the issuance of two promissory notes and $4.9 million of proceeds received from the First Closing and Second Closing under the SPA, net of offsetting $2.3 million of a receivable related to the Second Closing due from a related party with the outstanding notes payable, including accrued interest, due to the same related party. Net cash provided by financing activities for the six months ended June 30, 2024 includes $1.4 million of gross proceeds received from the issuance of convertible notes in January 2024 and the fees related to such issuance.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Critical Accounting Estimates

There were no significant changes in our critical accounting estimates during the three and six months ended June 30, 2025 from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the 2024 10-K.

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

In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we were required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as of the end of the period covered by this Quarterly Report under the supervision, and with the participation, of our management, including our President and Chief Executive Officer (who serves as our principal executive officer) and our Senior Vice President of Finance (who serves as our principal financial officer) of the effectiveness of the design and operation of our disclosure controls and procedures.

Based on that evaluation, our Chief Executive Officer and Senior Vice President of Finance concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report in providing reasonable assurance of achieving the desired control objectives.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth under “Note 11—Commitments and Contingencies—Litigation Matters” to the accompanying condensed consolidated financial statements included in this Quarterly Report is incorporated in this Item 1 by reference.

From time to time, we may become involved in legal proceedings arising in the ordinary course of business. Except as described above, are not party to any material legal proceedings.

Item 1A. Risk Factors.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in our 2024 10-K, in addition to other information in this report, when evaluating our business and before deciding whether to purchase, hold or sell shares of our common stock. Each of these risks and uncertainties, as well as additional risks and uncertainties not presently known to us or that we currently consider immaterial, could harm our business, financial condition, results of operations and/or growth prospects, as well as adversely affect the market price of our common stock, in which case you may lose all or part of your investment. There have been no material changes to the risk factors described in the 2024 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Set forth below is information regarding shares of common stock issued by us during the three months ended June 30, 2025 that were not registered under the Securities Act.

On May 19, 2025, the Company issued 20,000 shares of the Company’s common stock to John Westman in connection with settlement of certain litigation. See “Note 11—Commitments and Contingencies—Litigation Matters” to the accompanying condensed consolidated financial statements included in this Quarterly Report for more information on this matter.

In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act for transactions not involving a public offering.

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

Item 6. Exhibits

Exhibit	Description	Incorporated By Reference
3.1	Certificate of Amendment to the Company’s Restated Certificate of Incorporation, filed June 2, 2025 (Authorized Shares)	Exhibit 3.1 to Form 8k filed on June 2, 2025

3.2	Certificate of Amendment to the Company’s Restated Certificate of Incorporation, filed June 2, 2025 (Written Consent)	Exhibit 3.2 to Form 8k filed on June 2, 2025

3.3	Certificate of Amendment to the Company’s Restated Certificate of Incorporation, filed June 10, 2025 (Reverse Stock Split)	Exhibit 3.1 to Form 8k filed on June 12, 2025

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101	Inline XBRL Document Set for the financial statements and accompanying notes in Part I, Item 1, of this Quarterly Report on Form 10-Q..	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ERNEXA THERAPEUTICS INC.

Date: August 13, 2025	By:	/s/ Sanjeev Luther
Sanjeev Luther
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2025	By:	/s/ Sandra Gurrola
Sandra Gurrola
Senior Vice President of Finance
(Principal Financial Officer and Principal Accounting Officer)

