Form 10-Q
period 2025-09-30
Ernexa Therapeutics Inc.
filed 2025-11-07
CIK 748592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 7, 2025, the registrant had outstanding 7,848,889 shares of common stock, $0.005 par value per share.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ERNEXA THERAPEUTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

(unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash	$3,047	$1,729
Other receivables	153	437
Prepaid expenses and other current assets	179	186
Total current assets	3,379	2,352
Property and equipment, net	92	85
Right-of-use assets - operating leases	541	670
Goodwill	2,044	2,044
Other assets	116	118
Total assets	$6,172	$5,269

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$958	$1,721
Accrued expenses	859	1,007
Income taxes payable	17	3
Operating lease liabilities, current	206	207
Contingent consideration liability, current	41	-
Other current liabilities	63	-
Total current liabilities	2,144	2,938
Warrant liabilities	-	1
Operating lease liabilities, non-current	346	477
Contingent consideration liability, non-current	-	41
Other liabilities	112	111
Total liabilities	2,602	3,568

Stockholders’ equity:
Preferred stock, $0.005 par value, 1,000 shares authorized, 156 designated and outstanding of Series A convertible preferred stock at September 30, 2025 and December 31, 2024, $156 liquidation preference	1	1
Common stock, $0.005 par value, 150,000 and 100,000 shares authorized at September 30, 2025 and December 31, 2024, respectively, 7,849 and 3,426 issued and outstanding at September 30, 2025 and December 31, 2024, respectively	39	17
Additional paid-in capital	247,656	233,219
Accumulated deficit	(244,126)	(231,536)
Total stockholders’ equity	3,570	1,701
Total liabilities and stockholders’ equity	$6,172	$5,269

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERNEXA THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue	$-	$487	$-	$581
Cost of revenues	-	(60)	-	96
Gross profit	-	547	-	485

Operating expenses:
Research and development	1,035	1,001	3,480	3,446
General and administrative	958	3,381	3,745	11,592
Gain on lease termination	-	(1,576)	-	(1,576)
Total operating expenses	1,993	2,806	7,225	13,462

Loss from operations	(1,993)	(2,259)	(7,225)	(12,977)

Other income (expense), net:
Forward sales contract expense	-	-	(5,847)	-
Gain (loss) on extinguishment of debt	734	(22,440)	734	(22,440)
Fair value adjustments to bridge notes derivative liability	-	(1,038)	-	(1,038)
Change in fair value of warrant liabilities	-	831	1	897
Change in fair value of contingent consideration	-	-	-	66
Interest income (expense), net	31	(1,686)	36	(3,269)
Other expense, net	(6)	-	(264)	-
Total other income (expense), net	759	(24,333)	(5,340)	(25,784)

Loss before income taxes	(1,234)	(26,592)	(12,565)	(38,761)
Provision for income taxes	(6)	(12)	(17)	(19)

Net loss	(1,240)	(26,604)	(12,582)	(38,780)

Series A preferred stock dividend	-	-	(8)	(8)

Net loss attributable to common stockholders	$(1,240)	$(26,604)	$(12,590)	$(38,788)

Net loss per common share - basic and diluted	$(0.15)	$(73.70)	$(2.23)	$(107.45)

Weighted average shares outstanding - basic and diluted	8,226	361	5,657	361

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERNEXA THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the three and nine months ended September 30, 2025 and 2024 (unaudited)

(in thousands)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances at July 1, 2025	156	$1	7,483	$37	$247,291	$(242,886)	$4,443
Issuance of common stock in connection with exercise of prefunded warrants	-	-	348	2	24	-	26
Issuance of common stock to consultant for services	-	-	18	-	48	-	48
Stock-based compensation	-	-	-	-	293	-	293
Net loss	-	-	-	-	-	(1,240)	(1,240)
Balances at September 30, 2025	156	$1	7,849	$39	$247,656	$(244,126)	$3,570

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances at January 1, 2025	156	$1	3,426	$17	$233,219	$(231,536)	$1,701
Issuance of common stock to Series A preferred stockholders in lieu of cash dividends	-	-	2	-	8	(8)	-
Issuance of common stock in connection with exercise of prefunded warrants	-	-	398	2	28	-	30
Issuance of common stock to consultant for services	-	-	38	-	141	-	141
Issuance of common stock in connection with settlement	-	-	20	-	69	-	69
Issuance of common stock and prefunded warrants in connection with private placement	-	-	3,965	20	13,028	-	13,048
Stock-based compensation	-	-	-	-	1,163	-	1,163
Net loss	-	-	-	-	-	(12,582)	(12,582)
Balances at September 30, 2025	156	$1	7,849	$39	$247,656	$(244,126)	$3,570

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances at July 1, 2024	156	$1	361	$2	$190,636	$(199,165)	$(8,526)
Fair value of forward sales contract	-	-	-	-	576	-	576
Reclassification of warrants to liability	-	-	-	-	(11,244)	-	(11,244)
Stock based compensation	-	-	-	-	405	-	405
Net loss	-	-	-	-	-	(26,604)	(26,604)
Balances at September 30, 2024	156	$1	361	$2	$180,373	$(225,769)	$(45,393)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances at January 1, 2024	156	$1	361	$2	$189,211	$(186,981)	$2,233
Issuance of note warrants	-	-	-	-	720	-	720
Issuance of common stock from vested restricted stock units	-	-	-	-	-	-	-
Fair value of forward sales contract	-	-	-	-	576	-	576
Reclassification of warrants to liability	-	-	-	-	(11,244)	-	(11,244)
Stock-based compensation	-	-	-	-	1,110	-	1,110
Cash dividends to Series A preferred stockholders	-	-	-	-	-	(8)	(8)
Net loss	-	-	-	-	-	(38,780)	(38,780)
Balances at September 30, 2024	156	$1	361	$2	$180,373	$(225,769)	$(45,393)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERNEXA THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	For the nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(12,582)	$(38,780)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	52	120
Stock-based compensation	1,163	1,110
Amortization of right-of-use asset	142	1,450
Gain on lease termination	-	(1,576)
Loss on disposal of fixed assets	13	-
Accrued interest expense	22	441
Paid-in-kind interest expense	-	829
Amortization of debt discount and debt issuance costs	-	2,148
Forward sales contract expense	5,847	-
(Gain) loss on extinguishment of debt	(734)	22,440
Fair value adjustments to bridge notes derivative liability	-	1,038
Issuance of common stock in connection with settlement	69	-
Issuance of common stock to consultant for services	141	-
Change in fair value of warrant liabilities	(1)	(897)
Change in fair value of contingent consideration liability	-	(66)
Changes in operating assets and liabilities:
Other receivables	284	238
Prepaid expenses and other current assets	(43)	1,226
Other non-current assets	2	1
Accounts payable and accrued expenses	(163)	758
Operating lease liability	(145)	(1,656)
Due to related party	-	(646)
Deferred revenue	-	(582)
Other liabilities	64	113
Net cash used in operating activities	(5,869)	(12,291)
Cash flows from investing activities:
Purchase of property and equipment	(22)	(369)
Proceeds received from the sale of fixed assets	-	4
Net cash used in investing activities	(22)	(365)
Cash flows from financing activities:
Proceeds received from notes payable	2,250	-
Proceeds received from issuance of common stock and prefunded warrants	4,929	-
Proceeds received from exercise of prefunded warrants	30	-
Proceeds received from the convertible notes financing	-	1,405
Fees paid related to the convertible notes financing	-	(34)
Proceeds received from bridge notes financing	-	3,887
Dividends paid to Series A preferred stockholders	-	(8)
Net cash provided by financing activities	7,209	5,250
Net increase (decrease) in cash and cash equivalents	1,318	(7,406)
Cash at beginning of period	1,729	11,670
Cash at end of period	$3,047	$4,264

Supplemental disclosures of cash flow information:
Cash paid during the period for:

Interest	$5	$46

Income taxes	$3	$2

Supplemental disclosure of non-cash investing and financing activities:

Offset of related party notes payable principal with related party receivable related to issuance of common stock and prefunded warrants	$2,250	$-

Reclassification of forward sales contract to equity upon issuance of common stock	$5,847	$-

Issuance of common stock to Series A preferred stockholders in lieu of cash dividends	$8	$-

Adjustment to lease liability and ROU asset due to remeasurement	$-13	$4,245

Leasehold improvements funded by tenant improvement allowance	$50	$-

Note warrants issued	$-	$755

Unpaid fees incurred in connection with the convertible note financing	$-	$32

Paid in-kind interest added to convertible notes principal	$-	$1,006

Reclassification of warrants to liability	$-	$11,244

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERNEXA THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1) DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Ernexa Therapeutics Inc. (the “Company”) is a preclinical-stage synthetic allogeneic iMSC therapy company. iMSCs are induced pluripotent stem cell (“iPSC”)-derived mesenchymal stem cells. The Company envisions a future where cell therapies powered by synthetic iMSCs can offer new options for patients with limited treatment paths and its mission is to transform the treatment of cancer and autoimmune disease by developing scalable, affordable, off-the-shelf cell therapies that restore hope.

As used herein, the “Company” or “Ernexa” refers collectively to Ernexa and its consolidated subsidiaries (Ernexa TX2, Inc., Novellus, Inc. and Novellus Therapeutics Limited) unless otherwise stated or the context otherwise requires. In April 2025, the Company formed Ernexa TX2 Inc., a wholly owned Texas subsidiary, and the Company dissolved Eterna Therapeutics LLC, which was a single member limited liability company and had no operations.

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

These condensed consolidated financial statements should be read together with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2025. The accompanying condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited financial statements contained in the 2024 10-K but does not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2025, or any other period.

Reverse Stock Split

As approved by the Company’s stockholders at the Company’s Annual Meeting of Stockholders held on June 2, 2025 (the “2025 Annual Meeting”), the Company effected a reverse stock split of its common stock at a ratio of 1-for-15, as determined by the Company’s Board of Directors within the parameters approved by the Company’s stockholders (the “Reverse Stock Split”). The Reverse Stock Split became effective under Delaware law at 12:01 a.m. Eastern time on June 12, 2025.

Upon the effectiveness of the Reverse Stock Split, every fifteen shares of the issued and outstanding common stock were automatically combined and reclassified into one issued and outstanding share of common stock. The Reverse Stock Split did not alter the par value of the common stock, and the number of authorized shares of common stock remains unchanged, after giving effect to the increase in the authorized shares of the Company’s common stock from 100,000,000 to 150,000,000 shares, which occurred on June 2, 2025 following stockholder approval at the 2025 Annual Meeting. No fractional shares were issued in connection with the Reverse Stock Split, and no cash or other consideration was paid in connection with any fractional shares. Stockholders who otherwise would have held a fractional share after giving effect to the Reverse Stock Split instead owned one whole share of the post-reverse stock split common stock. The Company issued an aggregate of 153 shares for rounding up fractional shares to whole shares.

All share and per share data in this Quarterly Report on Form 10-Q have been adjusted for all periods presented to reflect the Reverse Stock Split.

2) LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred significant operating losses and has an accumulated deficit as a result of its efforts to develop product candidates and provide general and administrative support for operations. As of September 30, 2025, the Company had a cash balance of approximately $3.0 million and an accumulated deficit of approximately $244.1 million. For the three and nine months ended September 30, 2025, the Company incurred a net loss of $1.2 million and $12.6 million, respectively. The nine months ended September 30, 2025 includes a non-cash charge of $5.8 million related to a forward sales contract the Company entered into on March 31, 2025. During the nine months ended September 30, 2025, the Company used cash of $5.9 million in operating activities.

In September 2024, the Company entered into certain financing agreements for the September 2024 Transactions (as defined and discussed more fully in Note 12), which included (in) the private placement of $3.9 million of convertible Bridge Notes (as defined in Note 8), (ii) the Common Stock Private Placement of $1.1 million in shares of the Company’s common stock or pre-funded warrants, as well as (iii) the Exchange Transaction, which provided for the exchange of convertible notes and warrants into shares of the Company’s common stock. The September 2024 Transactions were subject to shareholder approval, and on October 29, 2024, the shareholders approved the issuance of common stock under the September 2024 Transactions. Following the conversions of the convertible notes, the Company had no convertible notes outstanding.

On March 11, 2025 and March 20, 2025, the Company received $1.5 million and $0.8 million, respectively, in exchange for the issuance of two promissory notes with aggregate principal amounts of $2.3 million to an investor. During the nine months ended September 30, 2025, the Company repaid the notes in full for $2.3 million, including accrued interest. See Note 8 for more information on the promissory notes.

During the nine months ended September 30, 2025, the Company raised $7.2 million in gross proceeds from the sale of shares of the Company’s common stock and prefunded warrants. See Note 12, Equity Transaction – 2025 Private Placement, for additional information regarding this financing.

In connection with preparing the accompanying condensed consolidated financial statements as of and for the three and nine months ended September 30, 2025, the Company’s management concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern because it does not expect to have sufficient cash or working capital resources to fund operations for the twelve-month period subsequent to the issuance date of these condensed consolidated financial statements. The Company will need to raise additional capital, which could be through public or private equity offerings, grants, debt financings, out-licensing the Company’s intellectual property, strategic partnerships or other means. The Company currently has no arrangements for capital, and no assurances can be given that it will be able to raise capital when needed, on acceptable terms, or at all. The accompanying condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

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

Prior to assigning the contract to Factor Bioscience, the Company was recognizing the $0.4 million received from the customer equally over the development period. However, as a result of assigning the customer contract to Factor Bioscience, and there being no further obligations the Company needed to fulfill for the customization activities, the Company accelerated the recognition of the remaining $0.2 million in deferred revenue during the three months ended September 30, 2024. Likewise, there being no further obligations regarding the non-refundable payment related to the Option Right, the Company also recognized the $0.3 million Option Right payment in full as revenue during the three ended September 30, 2024. During the nine months ended September 30, 2024, the Company recognized approximately $0.6 million in revenue related to this customer contract for the customization activities and Option Right, including the accelerations of revenue recognition discussed above. There was no such revenue recognized for the three and nine months ended September 30, 2025.

The Company recognized direct labor and supplies used in the customization activities as incurred, which were recorded as a cost of revenue. The Company was also obligated to pay Factor Bioscience 20% of any amounts the Company received from a customer that was related to the licensed technology under a previous license agreement the Company had with Factor Bioscience, which has since been terminated. During the nine months ended September 30, 2024, the Company recognized approximately $0.1 million in fees to Factor Bioscience, which was recorded as a cost of revenue. There was no such license fee recognized during the three months ended September 30, 2024. There were no direct labor, supplies or license fee recognized during the three and nine months ended September 30, 2025.

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

The Company issued approximately 23,000 warrants in connection with a private placement during the first quarter of 2022 (the “Q1-22 warrants”), which were determined to be classified as a liability. The Company has also recorded a three-year contingent consideration liability related to an asset acquisition in April 2023, which is now recorded in current liabilities due to the Company’s obligation for this liability terminating in April 2026.

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

In connection with the 2025 SPA (as defined in Note 12) that the Company entered into on March 31, 2025, the Company recorded a forward sales contract liability at fair value and recognized $5.3 million of expense because the fair value of the expected shares to be purchased by the investors exceeds the proceeds under the 2025 SPA.

The Company determined the expense related to the forward sales contract as of March 31, 2025 by taking the difference between (I) the fair value of the expected shares to be purchased by the investors as of the March 31, 2025 date the Company entered into the 2025 SPA and (ii) the discounted purchase price of the shares. The Company remeasured the fair value of the forward sales contract liability at each reporting period or immediately prior to the settlement of the shares purchased under the 2025 SPA and recognized changes in the fair value in the accompanying condensed consolidated statement of operations. Upon settlement of the shares, the corresponding forward sales contract liability was then reclassified to additional paid-in capital.

During the nine months ended September 30, 2025, the Company completed the sale of the shares under the 2025 SPA, and as a result, the forward sales contract liability was reclassified to additional paid-in capital. There was no remaining forward sales contract liability balance as of September 30, 2025.

The following table summarizes the liabilities that are measured at fair value as of September 30, 2025 and December 31, 2024 (in thousands):

Description	Level	September 30, 2025	December 31, 2024
Liabilities:
Warrant liabilities - Q1-22 warrants	3	$-	$1
Contingent consideration	3	$41	$41

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

The following table presents the changes in the liabilities measured at fair value from January 1, 2025 through September 30, 2025 (in thousands):

	Warrant Liabilities	Contingent Consideration	Forward Sales Contract

Fair value at January 1, 2025	$1	$41	$-
Initial measurement	-	-	5,335
Change in fair value	(1)	-	512
Reclassification of forward sales contract
liability to equity	-	-	(5,847)
Fair value at September 30, 2025	$-	$41	$-

The Company remeasured the fair value of the Q1-22 warrants at September 30, 2025, and the result of the remeasurement was de minimis. The Company assessed the fair value of the contingent consideration liability at each reporting period through September 30, 2025 and determined that there were no material changes to the inputs used in the December 31, 2024 remeasurement that would have resulted in a material change to the liability at September 30, 2025. Therefore, the Company did not recognize a change in fair value of the contingent consideration liability for the three and nine months ended September 30, 2025.

5) GOODWILL

The Company recorded goodwill in the amount of $2.0 million related to a 2018 acquisition that was accounted for as a business combination. Goodwill is not amortized but is tested for impairment annually, or more frequently if the Company becomes aware of any events occurring or changes in circumstances that indicate that the fair value of the entity is less than its carrying value. As of September 30, 2025, the Company did not identify potential triggering events that could indicate that the fair value of the entity is less than its carrying value and determined there were no such events that occurred.

6) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

During the three months ended September 30, 2025, the Company requested its legal counsel to provide guidance with respect to vendor collectability of various accounts payable and accrued expenses carried on its balance sheet from 2020 and prior. Based on the review of the statute of limitations for the various jurisdictions by which the liabilities were governed, legal counsel provided a conclusion as to whether such statute of limitation had expired in the respective jurisdiction. The statute of limitations is an affirmative defense in which the defendant introduces evidence, which, if found to be credible, will negate criminal or civil liability, even if it is proven the defendant committed the alleged acts. The party raising the affirmative defense has the burden of proof on establishing that it applies. In a civil action in which a creditor demands payment on a written instrument evidencing a debt, the successful assertion of the statute of limitations defense will bar collection of the debt. In order to assert the statute of limitations as a defense, a defendant must specifically assert the defense is the answer. If a defendant fails to specifically plead the defense, it will be deemed to be waived. Since no action to enforce such liabilities was brought before September 30, 2025, it is our legal counsel’s opinion that the liabilities are time-barred from collection under the respective state laws and should be removed from the Company’s balance sheet. Therefore, the Company wrote off approximately $0.5 million of accounts payable and approximately $0.2 million of accrued expenses, which resulted in a gain on extinguishment of debt of $0.7 million report in the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2025. The Company did not write off any time-barred liabilities for the three and nine months ended September 30, 2024.

Accrued expenses at September 30, 2025 and December 21, 2024 consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Professional fees	$678	$446
Legal matters	30	323
Accrued compensation	12	12
Other	139	226
Total accrued expenses	$859	$1,007

7) LEASES

The Company currently has operating leases for offices in the Borough of Manhattan in New York, New York, and Cambridge, Massachusetts, which expire in 2027 and 2028, respectively.

For the three and nine months ended September 30, 2025 and 2024, the net operating lease expenses were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Operating lease expense	$67	$1,110	$202	$4,380
Sublease income	(21)	(21)	(63)	(63)
Variable lease expense	7	225	21	887
Total lease expense	$53	$1,314	$160	$5,204

Amounts for the three and nine months ended September 30, 2024 in the table above include expense related to a sublease that was terminated effective August 31, 2024.

The tables below show the beginning balances of the operating ROU assets and lease liabilities as of January 1, 2025 and the ending balances as of September 30, 2025, including the changes during the period (in thousands).

Operating Lease ROU Assets

Operating lease ROU assets at January 1, 2025	$670
Amortization of operating lease ROU assets	(142)
Remeasurment of ROU asset	13
Operating lease ROU assets at September 30, 2025	$541

Operating Lease Liabilities
Operating lease liabilities at January 1, 2025	$684
Principal payments on operating lease liabilities	(145)
Remeasurment of lease liability	13
Operating lease liabilities at September 30, 2025	552
Less non-current portion	(346)
Current portion at September 30, 2025	$206

The lease in Cambridge, Massachusetts, which commenced in June 2021, included a tenant improvement allowance of up to $50,000 (the “TI Allowance”), which was not paid or payable at lease commencement, and the amount of payment from the lessor was contingent on future events (e.g., the timing and the amount of qualified costs the Company incurs to construct leasehold improvements). Therefore, the TI Allowance was not previously included in the consideration of the contract when the Company measured the lease liability and ROU asset.

During the three months ended September 30, 2025, the Company made some leasehold improvements to the Cambridge office space of approximately $66,000, of which $50,000 qualified to be reimbursed under the TI Allowance. As a result, the contingent aspects of the TI Allowance were resolved and became fixed, which resulted in the Company remeasuring the lease liability. The TI Allowance of $50,000 was deducted from the ROU asset balance immediately prior to the re-measurement. The remaining unpaid lease payments, including the reimbursement of the TI Allowance, which is considered a reduction in the consideration of the contract, were then remeasured using the current index and interest rate and resulted in an approximately $13,000 increase to the lease liability, with a corresponding adjustment to the ROU asset. The $66,000 of leasehold improvements was recorded as a fixed asset and is being depreciated over the remaining lease term.

As of September 30, 2025, the Company’s operating leases had a weighted-average remaining life of 2.4 years with a weighted-average discount rate of 11.93%. The maturities of the operating lease liabilities are as follows (in thousands):

As of September 30, 2025
2025	$26
2026	304
2027	200
2028	95
Total payments	625
Less imputed interest	(73)
Total operating lease liabilities	$552

8) BRIDGE NOTES AND PROMISSORY NOTES

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

The only conversion event for the Bridge Notes was upon stockholder approval at the Company’s annual meeting of stockholders on October 29, 2024 (the “2024 Annual Meeting”), in which case, 100% of the principal amount of the Bridge Notes plus all accrued and unpaid interest thereon, and interest that would have accrued on the principal amount through December 24, 2024, would automatically convert into shares of the Company’s common stock at a conversion price of $7.50. Otherwise, the Bridge Notes could only be paid in cash upon maturity.

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

On October 29, 2024, all of the Bridge Notes were converted to common stock as part of the September 2024 Transactions (as defined in Note 12) that the Company’s stockholders approved at the 2024 Annual Meeting, and as of September 30, 2025, there is no liability remaining on the Bridge Notes.

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

As a result of completing the private placement during the second quarter of 2025 discussed in Note 12, the Company offset the outstanding principal plus accrued interest on the notes in full in the aggregate amount of $2.3 million with the receivable due to the Company from Mr. Cherington for his purchase of shares in the private placement, and as of September 30, 2025, there were no outstanding balances on the notes.

9) STOCK-BASED COMPENSATION

Stock Options

During the three and nine months ended September 30, 2025 and 2024, the Company granted options to purchase the number of shares of the Company’s common stock set forth in the table below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Stock options granted	12	-	137	168

The Company recognizes stock-based compensation expense for stock options granted to employees, directors and certain consultants. The Company estimates the fair value of stock options using the Black-Scholes option pricing model. The fair value of stock options granted is recognized as expense over the requisite service period on a straight-lined basis.

The following weighted-average assumptions were used for stock options granted during the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Weighted average risk-free rate	4.23%	-	4.38%	4.45%
Weighted average volatility	130.22%	-	117.25%	97.91%
Dividend yield	0.00%	-	0%	0.00%
Expected term	10.0 years	-	6.66 years	5.85 years

The per-share weighted average grant-date fair value of stock options granted during the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Weighted average grant date fair value	$1.29	$-	$4.02	$21.55

Vesting of all stock options is subject to continuous service with the Company through the applicable vesting date. As of September 30, 2025, there were approximately 305,000 shares of the Company’s common stock subject to outstanding stock options.

Restricted Stock Units

The Company recognizes the fair value of RSUs as expense on a straight-line basis over the requisite service period. For performance-based RSUs, the Company begins recognizing the expense once the achievement of the related performance goal is determined to be probable.

Outstanding RSUs are settled in an equal number of shares of common stock on the vesting date of the award. An RSU award is settled only to the extent vested. Vesting generally requires continued employment or service by the award recipient through the applicable vesting date. Because RSUs are settled in an equal number of shares of common stock without any offsetting payment by the recipient, the measurement of cost is based on the quoted market price of the stock at the measurement date, which is the grant date.

In lieu of paying cash to satisfy withholding taxes due upon the settlement of vested RSUs, at the Company’s discretion, an employee may elect to have shares of common stock withheld that would otherwise be issued at settlement, the value of which is equal to the amount of withholding taxes payable. Approximately 30 RSUs vested during the nine months ended September 30, 2025, and approximately 29 RSUs vested during the nine months ended September 30, 2024. No RSUs vested during the three months ended September 30, 2025 or 2024. The Company did not grant RSUs during the three and nine months ended September 30, 2025 or 2024, and as of September 30, 2025, there were no RSUs outstanding.

Stock-Based Compensation Expense

For the three and nine months ended September 30, 2025 and 2024, the Company recognized stock-based compensation expense as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Research and development	$9	$13	$40	$74
General and administrative	284	$392	1,123	1,036
Total	$293	$405	$1,163	$1,110

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

Diluted net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding, including the weighted average effect of the prefunded warrants, plus dilutive securities. Shares of common stock issuable upon exercise, conversion or vesting of stock options, restricted stock units, warrants and the outstanding Series A convertible preferred stock are considered potential shares of common stock and are included in the calculation of diluted net loss per share using the treasury method when their effect is dilutive. The Company’s convertible notes that were outstanding as of September 30, 2024 were also considered potential shares of common stock for the three and nine months ended September 30, 2024 and were included in the calculation of diluted net loss per share using the “if-converted” method as of such period, and the more dilutive of either the two-class method or the if-converted method was reported. There were no convertible notes outstanding as of September 30, 2025. Diluted net loss per share is the same as basic net loss per share for periods in which the effect of potentially dilutive shares of common stock is antidilutive.

The following table presents the number of shares subject to outstanding stock options, warrants, convertible notes and Series A convertible preferred stock that were excluded from the computation of diluted net loss per share of common stock for the three and nine months ended September 30, 2025 and 2024, as their effect was anti-dilutive (in thousands):

	Three and nine months ended September 30,
	2025	2024
Stock options	305	168
Warrants	32	1,359
Preferred stock converted into common stock	5	2
Convertible Notes converted into common stock	-	555
Total potential common shares excluded from computation	342	2,084

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

Donoghue v. Cherington and Ernexa

Dennis J. Donoghue, a security owner of the Company, initiated a lawsuit against the Company as a nominal defendant, and Charles Cherington (“Cherington”) as defendant, on October 20, 2025 in the Southern District of New York (Case No. 25-cv-8653) alleging a violation of Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. Section 78p(b) and seeking recovery of alleged short swing profits by Cherington.

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

Contingent Consideration

The Company has recorded a three-year contingent consideration liability related to an asset acquisition in April 2023. If during the three-year period since April 26, 2023, the Company’s market cap equals or exceeds $100 million for at least ten consecutive trading days, then the Company will issue to the seller shares of the Company’s common stock equal to (a) $2.0 million divided by (b) the quotient of $100 million divided by the number of the Company’s then issued and outstanding shares of common stock. If during that three-year period, the Company’s market cap equals or exceeds $200 million for at least ten consecutive trading days, then the Company will issue to the seller additional shares of the Company’s common stock equal to (a) $2.0 million divided by (b) the quotient of $200 million dividend by the number of the Company’s then issued and outstanding shares of common stock. As discussed in Note 4, the Company records the contingent consideration liability at its fair value, and as of September 30, 2024 the fair value of the liability was approximately $41,000. The contingent consideration obligation will expire on April 26,2026.

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

12) EQUITY TRANSACTIONS

2024 Exchange Transaction

On September 24, 2024, the Company entered into exchange agreements (the “Exchange Agreements”) with (I) the holders of all convertible notes issued in the 2023 convertible note financings (the “2023 Convertible Notes), (ii) all holders of warrants issued in connection with the 2023 Convertible Notes and (iii) substantially all of the holders of warrants issued in December 2022. One holder for a December 2022 warrant to purchase approximately 9,000 shares of our common stock did not enter into the Exchange Agreement.

Subject to approval by the Company’s stockholders at the 2024 Annual Meeting, under the Exchange Agreements (i) the holders of the warrants agreed to exchange all their warrants for shares of the Company’s common stock at an exchange ratio of 0.50 shares of a share of common stock for every one share of common stock issuable upon exercise of the applicable warrant (rounded up to the nearest whole number), and (ii) the holders of the convertible notes agreed to exchange all their convertible notes for shares of the Company’s common stock at an exchange ratio equal to (A) the sum expressed in U.S. dollars of (1) the principal amount of the applicable convertible note, plus (2) all accrued and unpaid interest thereon through the date the applicable convertible note is exchanged plus (3) all interest that would have accrued through, but not including, the maturity date of applicable convertible note if it was outstanding from the date such convertible note is exchanged through its maturity date (the sum of (A) totaling approximately $28.4 million), divided by (B) $15.00 (rounded up to the nearest whole number) (the “Exchange Transactions”).

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

As of September 24, 2024, prior to entering into the Exchange Agreements, there was approximately $10.1 million of net carrying amount of the convertible notes, which was comprised of $19.4 million of principal and accrued interest through such date, offset by approximately $9.3 million of unamortized debt issuance costs. The fair value of the reacquired convertible notes was $32.0 million and was determined by multiplying approximately 1,890,000 shares the Company would be issuing on October 29, 2024 by the closing stock price of $16.95 per share on September 24, 2024. The difference between the reacquisition price and the net carrying amount of the convertible notes being extinguished was approximately $21.9 million. Accordingly, the Company increased the carrying value of the reacquired convertible notes to $32.0 million and recognized a loss on extinguishment of debt of approximately $21.9 million during the three and nine months ended September 30, 2024.

Because shareholder approval was required for the Exchange Transactions to occur, the Company determined that the modifications to the warrants resulted in a change in classification of such warrants from equity to liability. A provision that requires shareholder approval precludes equity classification because such approval is not an input into a fixed-for-fixed valuation model. As a result, the Company recorded the warrants at fair value as of September 24, 2024 by taking the number of shares of common stock issuable from the exchanged warrants multiplied by the closing stock price of $16.95 and reclassified approximately $11.2 million from equity to warrant liabilities. The Company then marked-to-market the warrants as of September 30, 2024 by taking the same quantity of shares multiplied by the closing stock price on such date and recognized a reduction to the warrant liabilities of $0.8 million. A corresponding credit of $0.8 million was recognized as a change in fair value of warrant liabilities for the three and nine months ended September 30, 2024 on the accompanying condensed consolidated statement of operations.

Common Stock Private Placement

On September 24, 2024, the Company entered into a securities purchase agreement (the “2024 SPA”) with certain accredited investors to sell in a private placement an aggregate of approximately 101,000 shares of the Company’s common stock (or, in lieu thereof, pre-funded warrants to purchase one share of our common stock) for a purchase price of $11.25 per share of common stock and $11.175 per pre-funded warrant (the “Common Stock Private Placement” and together with the Bridge Notes and the Exchange Transactions, the “September 2024 Transactions”). The closing of the Common Stock Private Placement was conditioned upon receiving stockholder approval at the 2024 Annual Meeting.

The 2024 SPA represented a forward sale contract obligating the Company to sell a fixed number of shares of its common stock at a fixed price per share upon obtaining shareholder approval at the 2024 Annual Meeting. The Company measured the fair value of the forward sale contract as the difference between (A) the fair value of the expected shares to be purchased by the investors as of the date the Company entered into the 2024 SPA and (B) the purchase price of the shares and recorded approximately $0.6 million to additional paid-in capital as of September 24, 2024. Because of the concurrent execution of the 2024 SPA and the Exchange Agreements, and because the investors in the 2024 SPA were also parties to the Exchange Transactions, the $0.6 million was added to the $21.9 million loss on extinguishment of debt discussed above for a total loss of $22.4 million during the three and nine months ended September 30, 2024 in the accompanying condensed consolidated statement of operations.

2025 Private Placement

On March 31, 2025, the Company entered into a securities purchase agreement (the “2025 SPA”) with certain accredited investors to sell in a private placement an aggregate of approximately 4,621,000 shares of common stock at a purchase price of $1.569 per share (or pre-funded warrants in lieu of common stock at a purchase price of $1.494 per pre-funded warrant). The pre-funded warrants will be exercisable until exercised in full at a nominal exercise of $0.075 per share and may not be exercised to the extent such exercise would cause the holder to beneficially own more than 4.99% or 9.99%, as applicable, of the Company’s outstanding common stock.

The 2025 SPA represented a forward sale contract obligating the Company to sell a fixed number of shares of its common stock at a fixed price per share and contained an adjustment to the settlement amount based on shareholder approval, which is not an input into the pricing of a fixed-for-fixed forward on equity shares. The Company measured the fair value of the forward sale contract as the difference between (i) the fair value of the expected shares to be purchased by the investors as of the date the Company entered into the 2025 SPA and (ii) the discounted purchase price of the shares, and recorded a liability of approximately $5.3 million at the contract inception date. The Company also recognized a corresponding $5.3 million charge to expense on the contract inception date because the fair value of the expected shares to be purchased by the investors exceeded the expected proceeds under the 2025 SPA.

During the nine months ended September 30, 2025, the Company sold the following shares of common stock and pre-funded warrants under the 2025 SPA (in thousands):

Date	Common Stock	Pre-funded Warrants	Gross Proceeds
April 2, 2025	662	34	$1,090
June 9, 2025	3,182	622	5,921
June 27, 2025	121	-	190
	3,965	656	$7,201

The shares sold on April 2, 2025 (the “First Closing”) represented 19.99% of the Company’s outstanding shares of common stock as of March 31, 2025. The shares sold in June 2025 (the “Second Closing”) were subject to satisfaction or waiver of certain conditions, including without limitation, receipt of stockholder approval for such issuance as required under applicable Nasdaq listing rules, which the Company received at the 2025 Annual Meeting.

Immediately before each settlement date, the Company remeasured the fair value of the respective forward sales contract liability and recognized the change in fair value in the accompanying condensed consolidated statement of operations. Upon settlement, the Company then reclassified the respective forward sales contract liability to additional paid-in capital. For the nine months ended September 30, 2025, the Company recognized $5.8 million, respectively, of forward sales contract expense. There was no forward sales contract expense during the three months ended September 30, 2025 or during the three and nine months ended September 30, 2024. During the nine months ended September 30, 2025, the Company reclassified the $5.8 million forward sales contract liability to additional paid-in capital, and at September 30, 2025, there was no forward sales contract liability balance.

Warrants

As of September 30, 2025, the Company had the following warrants outstanding:

	Warrants Outstanding (in thousands)	Exercise Price	Issuance Date	Expiration Date	Classification
Q1-22 Warrants	23	$572.98	03/09/22	09/09/27	Liability
December 2022 Warrants	9	$21.45	12/02/22	06/02/28	Equity
Prefunded warrants	75	$0.075	10/29/24	None	Equity
Prefunded warrants	34	$0.075	04/02/25	None	Equity
Prefunded warrants	274	$0.075	06/09/25	None	Equity
	415

As of September 30, 2025, the weighted average remaining contractual life of expiring warrants outstanding was 2.16 years and the weighted average exercise price for the expiring warrants was $411.74.

The following table shows the warrant activity from January 1, 2025 through September 30, 2025 (in thousands):

	Outstanding January 1, 2025	Granted	Exercised	Outstanding September 30, 2025
Q1-22 Warrants	23	-	-	23
December 2022 Warrants	9	-	-	9
Prefunded warrants	125	656	398	383
Total	157	656	398	415

Stock Repurchase Program

In November 2024, the Company’s Board of Directors authorized a stock repurchase program (the “Repurchase Program”) of up to $1.0 million of the Company’s outstanding common stock. Under the Repurchase Program, the repurchases may be made by the Company from time to time through open-market purchases, privately negotiated transactions or other means in accordance with applicable securities laws. The timing and amount of repurchases will be determined by the Company, taking into consideration market conditions, stock price, and other factors. The Repurchase Program does not have a set expiration date and may be suspended, modified or discontinued at any time without prior notice. The Company did not repurchase any of its shares under the Repurchase Program during the three and nine months ended September 30, 2025.

13) RELATED PARTY TRANSACTIONS

September 2024 and March 2025 Financings

Investors who participated in the September 2024 Transactions and in the 2025 SPA in March 2025 that are discussed in Note 12 included Charles Cherington. Mr. Cherington participated in the applicable financing under the same terms and subject to the same conditions as all the other investors. Mr. Cherington served on the Company’s board of directors from March 2021 to July 6, 2023 and currently owns approximately 37% of the Company’s outstanding common stock.

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

As a result of completing the private placement discussed in Note 12, the Company repaid the outstanding principal plus accrued interest on the notes in full in the aggregate amount of $2.3 million, and as of September 30, 2025, there were no outstanding balances on the notes.

14) SEGMENT REPORTING

The Company operates within a single reportable operating segment, the research and development of cellular therapies. The Company has identified its president and chief executive officer as its chief operating decision maker (“CODM”), who regularly reviews the Company’s performance and allocates resources based on information reported at the consolidated entity level.

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

The table below provides a breakdown of the Company’s significant operating expenses for the three and nine months ended September 30, 2025 and 2024 with a reconciliation to net loss for each of those periods.

The Company’s revenue and its cost of revenues for the three and nine months ended September 30, 2024 relate to a contract with a customer, as discussed in Note 3. There was no revenue or cost of revenue for the three and nine months ended September 30, 2025.

Depreciation and amortization expense less than $0.1 million for each of the three months ended September 30, 2025 and 2024. For each of the nine months ended September 30, 2025 and 2024, depreciation and amortization expense was approximately $0.1 million.

During the three months ended September 30, 2025, the Company recognized $0.7 million of other income, net, primarily related to $0.7 million of a gain on extinguishment of debt from time-barred liabilities, as discussed more fully in Note 6. During the nine months ended September 30, 2025, the Company recognized $5.3 million of other expense, net, primarily related to the forward sales contract expense of $5.8 million discussed in Note 12, offset by the $0.7 million gain on extinguishment of debt for the time-barred liabilities.

During the three and nine months ended September 30, 2024, the Company recognized $24.3 million and $25.8 million in other expense, net, respectively, primarily related to the $22.4 million loss on extinguishment of debt and $1 million expense for the fair value adjustments to the Bridge Notes derivable liability discussed in Note 12 in each of the three and nine months ended September 30, 2024, as well as interest expense of $1.7 million and $3.3 million, respectively, offset by income related to a change in fair value of warrant liabilities of approximately $0.1 million for each of the three and nine months ended September 30, 2024.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue	$-	$487	$-	$581
Cost of revenues	-	(60)	-	96
Gross profit	-	547	-	485
Operating expenses:
Research and development by significant expense:
MSA/license fees	510	767	1,810	2,392
Study fees	60	48	472	200
Professional fees	233	64	591	152
Payroll and related	123	71	365	518
Other[1]	109	51	242	184
Research and development	1,035	1,001	3,480	3,446
General and administrative by significant expense:
Stock-based compensation	284	392	1,123	1,036
Payroll and related	313	367	1,134	1,234
Professional fees	215	1,125	1,041	3,409
Occupancy expense	6	1,267	21	5,068
Other[2]	140	230	426	845
General and administrative	958	3,381	3,745	11,592
Gain on lease termination	-	(1,576)	-	(1,576)
Total operating expenses	1,993	2,806	7,225	13,462
Loss from operations	(1,993)	(2,259)	(7,225)	(12,977)
Other income (expense), net
Forward sales contract expense	-	-	(5,847)	-
Gain (loss) on extinguishment of debt	734	(22,440)	734	(22,440)
Fair value adjustments to bridge notes derivative liability	-	(1,038)	-	(1,038)
Change in fair value of warrant liabilities	-	831	1	897
Change in fair value of contingent consideration	-	-	-	66
Interest income (expense), net	31	(1,686)	36	(3,269)
Other expense, net	(6)	-	(264)	-
Total other income (expense), net	759	(24,333)	(5,340)	(25,784)
Loss before income taxes	(1,234)	(26,592)	(12,565)	(38,761)
Provision for income taxes	(6)	(12)	(17)	(19)
Net loss	$(1,240)	$(26,604)	$(12,582)	$(38,780)

	September 30, 2025	December 31, 2024
Cash	$3,047	$1,729

[1]	Other includes certain lab supply expenses, amounts related to the close out of a former clinical trial, allocated occupancy costs, stock-based compensation, and depreciation.

[2]	Other includes expenses related to insurance, information technology, travel, banking, depreciation and other miscellaneous expenses.

15) RECENT ACCOUNTING PRONOUNCEMENTS

In December 2023, the Financial Accounting Standard Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024 and allows for adoption on a prospective basis, with a retrospective option. Early adoption is permitted. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

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

In September 2025, the Financial Accounting Standard Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU modernizes the accounting for internal-use software costs by removing all references to prescriptive and sequential software development stages and instead requires capitalization when (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended have both occurred. The amendments in ASU No. 2025-06 are effective for fiscal years beginning after December 15, 2027, and interim reporting periods, with early adoption permitted. The Company does not expect the amendments in this ASU to have a material impact on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read this discussion together with the unaudited interim condensed consolidated financial statements, related notes, and other financial information included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) together with our audited consolidated financial statements, related notes, and other information contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2025 (the “2024 10-K”). The following discussion contains or is based on assumptions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors,” in this report and in Part I, Item 1A of the 2024 10-K and as described from time to time in our other filings with the SEC. These risks could cause our actual results to differ materially from those anticipated in these forward-looking statements.

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

Our lead product candidate ERNA-101 is allogenic IL-7 and IL-15-secreting iMSCs. ERNA-101 capitalizes on the intrinsic tumor-homing ability of MSCs to slip through the tumor’s defenses and to deliver potent pro-inflammatory factors directly to the tumor microenvironment (“TME”), limiting systemic exposure and potential toxicity while unleashing potent anti-cancer immune responses including enhancement of T-cell anti-tumor activity. Our initial focus is to develop ERNA-101 in platinum-resistant, ovarian cancer. We collaborated with the University of Texas MD Anderson Cancer Center to investigate the ability of ERNA-101 to induce and modulate antitumor immunity in an ovarian cancer model. In preclinical study, ERNA-101 exhibited reduction of tumor growth and statistically significant survival advantage in the ovarian cancer model as compared to the control group. We expect to complete the Investigational New Drug (“IND”) enabling studies and IND submission by 2026 and to subsequently enter a Phase I investigator sponsored clinical trial in the same year.

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

Additionally, to expand our developmental opportunities and raise non-dilutive capital, we are actively seeking strategic partnerships to co-develop or out-license therapeutic assets and engage with potential collaborators, and we are currently applying for research grants, some of which will be used for research conducted at our Texas subsidiary, Ernexa TX2, Inc.

Basis of Presentation

Revenue

Revenue is related to an exclusive option and license agreement we had with a customer, under which we granted the customer an option (the “Option Right”) to obtain an exclusive sublicense to certain of our technology for preclinical, clinical and commercial purposes in exchange for a non-refundable up-front payment to us of $0.3 million. We also began developing certain induced pluripotent stem cell lines in exchange for a cell line customization fee. The customer paid us $0.4 million towards the customization fee, which we were recognizing ratably over the customization period.

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

Prior to the Assignment Agreement, we were recognizing the non-refundable $0.4 million customization fee equally over the development period. However, as a result of the Assignment Agreement, we accelerated the recognition of the remaining $0.2 million non-refundable customization fee and the $0.3 million non-refundable payment related to the Option Right, both of which were in deferred revenue, during the three months ended September 30, 2024. During the nine months ended September 30, 2024, we recognized approximately $0.6 million in revenue related to this customer contract for the customization activities and Option Right, including the accelerations of revenue recognition discussed above. There was no such revenue recognized for the three and nine months ended September 30, 2025. For additional information, see Note 3 to the accompanying condensed consolidated financial statements. We have no other revenue generating contracts at this time.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2025 and 2024

	Three months ended September 30,			Nine months ended September 30,
(In thousands)	2025	2024	Change	2025	2024	Change
Revenue	$-	$487	$(487)	$-	$581	$(581)
Cost of revenues	-	(60)	60	-	96	(96)
Gross profit	-	547	(547)	-	485	(485)
Operating expenses:
Research and development	1,035	1,001	34	3,480	3,446	34
General and administrative	958	3,381	(2,423)	3,745	11,592	(7,847)
Gain on lease termination	-	(1,576)	1,576	-	(1,576)	1,576
Total operating expenses	1,993	2,806	(813)	7,225	13,462	(6,237)
Loss from operations	(1,993)	(2,259)	266	(7,225)	(12,977)	5,752
Other income (expense), net:
Forward sales contract expense	-	-	-	(5,847)	-	(5,847)
Gain (loss) on extinguishment of debt	734	(22,440)	23,174	734	(22,440)	23,174
Fair value adjustments to bridge notes derivative liability	-	(1,038)	1,038	-	(1,038)	1,038
Change in fair value of warrant liabilities	-	831	(831)	1	897	(896)
Change in fair value of contingent consideration	-	-	-	-	66	(66)
Interest income (expense), net	31	(1,686)	1,717	36	(3,269)	3,305
Other expense, net	(6)	-	(6)	(264)	-	(264)
Total other income (expense), net	759	(24,333)	25,092	(5,340)	(25,784)	20,444
Loss before income taxes	(1,234)	(26,592)	25,358	(12,565)	(38,761)	26,196
Provision for income taxes	(6)	(12)	6	(17)	(19)	2
Net loss	$(1,240)	$(26,604)	$25,364	$(12,582)	$(38,780)	$26,198

Revenue

As a result of the Assignment Agreement, for the three and nine months ended September 30, 2024, we fully accelerated the revenue recognition of approximately $0.5 million related to non-refundable payments we received from the customer. For additional information on this customer contract, see Note 3 to the accompanying condensed consolidated financial statements. We did not have any revenue generating contracts during the three and nine months ended September 30, 2025.

Cost of Revenue

During the nine months ended September 30, 2024, our cost of revenues included direct labor and materials to perform the customization cell line activities. During the three months ended September 30, 2024, we recognized a credit for amounts previously accrued related to customization cell line activities that were no longer due as a result of entering into the Assignment Agreement. There was no such cost recognized for the three and nine months ended September 30, 2025.

Research and Development Expenses

	Three months ended September 30,
	2025	2024	Change
(in thousands)
Professional fees	$233	$64	$169
Payroll-related	123	71	52
MSA/license fees	510	767	(257)
Study fees	60	48	12
Other expenses, net	109	51	58
Total research and development expenses	$1,035	$1,001	$34

	Nine months ended September 30,
	2025	2024	Change
(in thousands)
Professional fees	$591	$152	$439
Study fees	472	200	272
MSA/license fees	1,810	2,392	(582)
Payroll-related	365	518	(153)
Other expenses, net	242	184	58
Total research and development expenses	$3,480	$3,446	$34

Total research and development expenses increased slightly for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to increased use of consulting services and increase in headcount, offset by a reduction in the Factor Bioscience license fee arrangement for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

Total research and development expenses increased slightly for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to increased use of consulting services and costs associated with our ERNA-101 and ERNA-201 studies, offset by a reduction in the Factor Bioscience license fee arrangement and reductions in payroll-related costs due to a decrease in average headcount for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

General and Administrative Expenses

	Three months ended September 30,
	2025	2024	Change
(in thousands)
Occupancy expense	$6	$1,267	$(1,261)
Professional fees	215	1,125	(910)
Stock-based compensation	284	392	(108)
Payroll-related	313	367	(54)
Insurance	59	93	(34)
Other expenses, net	81	137	(56)
Total general and administrative expenses	$958	$3,381	$(2,423)

	Nine months ended September 30,
	2025	2024	Change
(in thousands)
Occupancy expense	$21	$5,068	$(5,047)
Professional fees	1,041	3,409	(2,368)
Insurance	205	405	(200)
Payroll-related	1,134	1,234	(100)
Stock-based compensation	1,123	1,036	87
Other expenses, net	221	440	(219)
Total general and administrative expenses	$3,745	$11,592	$(7,847)

Our general and administrative expenses for the three months ended September 30, 2025 decreased by approximately $2.4 million primarily due to decreases in (i) rent expense due to a sublease we terminated in August 2024, (ii) professional fees primarily related to a reduction in legal fees for licensed intellectual property and prior litigation matters, and (iii) stock-based compensation due to equity awards becoming fully vested prior to the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, our general and administrative expenses decreased $7.8 million primarily due to the termination of the sublease, reduction in professional fees for licensed intellectual property and prior litigation legal fees as well as a reduction in certain consulting expenses, decreased insurance premiums and a reduction in payroll related expenses. We will continue to focus on finding operational efficiencies that result in cost savings.

Gain on Lease Termination

In August 2024, we entered into a sublease termination agreement, effective August 31, 2024, for a facility we were subleasing. Pursuant to the sublease termination agreement, we agreed to surrender and vacate the premises, all of our right, title and interest in all furniture, fixtures and laboratory equipment at the premises became the property of the sublessor, and both parties were released of their obligations under the sublease. As a result of the sublease termination, we recognized a gain on lease termination of approximately $1.6 million for the three and nine months ended September 30, 2024 in the accompanying condensed consolidated statement of operations. There was no similar transaction during the three or nine months ended September 30, 2025.

Forward sales contract expense

For the nine months ended September 30, 2025, we recognized $5.8 million related to the forward sales contract, $5.3 million of which was initially recognized at the contract inception date because the fair value of the shares that were expected to be issued under a securities purchase agreement entered into in March 2025 (the “2025 SPA”) exceeded the proceeds, and the remaining $0.5 million loss was related to the change in fair value that was remeasured immediately prior to the respective settlement of the shares issued under the 2025 SPA. See Note 12, Equity Transactions – 2025 Private Placement, to the accompanying condensed consolidated statement of operations for more information on this 2025 SPA. There was no similar transaction for the three months ended September 30, 2025 or the three and nine months ended September 30, 2024.

Gain (Loss) on Extinguishment of Debt

During the three and nine months ended September 30, 2025, we recognized a gain on extinguishment of debt of approximately $0.7 million related to liabilities that have been deemed to be time-barred from collection under the respective state laws. See Note 6, Accounts Payable and Accrued Expenses, to the accompanying condensed consolidated financial statements for more information.

We recognized a $22.4 million loss on extinguishment of debt for the three and nine months ended September 30, 2024 related to (i) agreements to exchange certain convertible notes and warrants into shares of our common stock and (ii) a common stock private placement entered into on September 24, 2024. See Note 12, Equity Transactions – 2024 Exchange Transaction and Common Stock Private Placement to the accompanying condensed consolidated financial statements for more information on these transactions.

Fair Value Adjustments to Bridge Notes Derivative Liability

We recognized expense of $1.6 million related to the initial measurement at September 24, 2024 of the incremental fair value of the bridge notes derivative liability over the carrying value due to bifurcation of a conversion feature from convertible bridge notes issued in September 2024. This was offset by a $0.6 million credit for the change in fair value of the bridge notes derivative liability due to remeasuring the liability as of September 30, 2024. There was no similar transaction during the three or nine months ended September 30, 2025. See Note 8 to the accompanying condensed consolidated financial statements for more information on the bridge notes.

Change in Fair Value of Warrant Liabilities

The change in the fair value of the warrant liabilities for the three and nine months ended September 30, 2025 was de minimis.

We recognized credits of approximately $0.8 million and $0.9 million for the three and nine months ended September 30, 2024 for the change in the fair value of warrant liabilities, which includes certain warrants that were reclassified to a liability on September 24, 2024. The credits were due to a decrease in the market price of our common stock as of September 30, 2024. See Note 12 – 2024 Exchange Transaction to the accompanying condensed consolidated financial statements for more information on the reclassification of the warrants.

Change in Fair Value of Contingent Consideration

As of September 30, 2024, we remeasured a contingent liability and recognized a credit of less than $0.1 million for the nine months ended September 30, 2024 due to a decrease in the fair value of the contingent consideration liability. There were no amounts recognized for the three months ended September 30, 2024 or the three and nine months ended September 30, 2025.

Interest Income (Expense), net

For the three months ended September 30, 2025, we recognized $1.7 million less in interest expense due to a reduction in interest-bearing debt compared to the three months ended September 30, 2024.

For the Nine months ended September 30, 2025, we recognized $3.3 million less in interest expense due to a reduction in interest-bearing debt, and we also recognized approximately $0.1 million less in interest income due to having reduced cash balances when compared to the nine months ended September 30, 2024.

Other Expense, net

During the nine months ended September 30, 2025, we recognized approximately $0.3 million of expenses related to the 2025 SPA transaction entered into on March 31, 2025. See Note 12, 2025 Private Placement, to the accompanying condensed consolidated statement of operations for more information on the 2025 SPA. Other expense, net, for the three months ended September 30, 2025 was de minimis. There was no comparable expense for the three and nine months ended September 30, 2024.

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

In July 2025, the One Big Beautiful Bill Act (the “Tax Act”) was enacted, introducing a series of corporate tax changes in the U.S., including 100% bonus depreciation on qualified property and full expensing for research and development expenditures. The impacts of the Tax Act are reflected in our results for the three and nine months ended September 30, 2025, and there was no material impact to our income tax expense or effective tax rate.

Liquidity and Capital Resources

As of September 30, 2025, we had cash of approximately $3.0 million, and we had an accumulated deficit of approximately $244.1 million. We have to date incurred operating losses, and we expect these losses to continue in the future. We incurred a net loss of $1.2 million for the three months ended September 30, 2025, and for the nine months ended September 30, 2025, we incurred a net loss of $12.6 million, which includes a $5.8 million non-cash expense related to the forward sales contract. For the nine months ended September 30, 2025, we used $5.9 million of cash in operating activities.

On March 11, 2025 and March 20, 2025, we received $1.5 million and $0.8 million, respectively, for the issuance of two promissory notes with an aggregate principal amount of $2.3 million to an investor. The promissory notes had a maturity date of the earlier of (i) June 15, 2025 or (ii) upon us receiving greater than $5 million in aggregate proceeds from a subsequent capital raise. Interest accrued at a rate of 5.0% per annum, payable at maturity. During the nine months ended September 30, 2025, the Company repaid the notes in full for $2.3 million, including accrued interest. See Note 8 to the accompanying condensed consolidated statement of operations for more information on the promissory notes.

During the nine months ended September 30, 2025, we raised $7.2 million in gross proceeds from the sale of shares of our common stock and prefunded warrants. We used a portion of the proceeds from this financing to repay the notes, as discussed above. See Note 12, Equity Transactions – 2025 Private Placement, to the accompanying condensed consolidated statement of operations for additional information regarding this financing.

Based on our current financial condition and forecasts of available cash, we will not have sufficient capital to fund our operations for the 12 months following the issuance date of the accompanying condensed consolidated financial statements. We can provide no assurance that we will be able to obtain additional capital when needed, on favorable terms, or at all. If we cannot raise capital when needed, on favorable terms or at all, we will need to reevaluate our planned operations and may need to reduce expenses, file for bankruptcy, reorganize, merge with another entity, or cease operations. If we become unable to continue as a going concern, we may have to liquidate our assets and might realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock. See the risk factor in Item 1A of Part I of our 2024 10-K titled, “We will require substantial additional capital to fund our operations and execute our business strategy, and we may not be able to raise adequate capital on a timely basis, on favorable terms, or at all.”

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

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying condensed consolidated statements of cash flows, are summarized as follows:

	For the nine months ended September 30,
	2025	2024	Change
(in thousands)
Cash (used in) provided by:
Operating activities	$(5,869)	$(12,291)	$6,422
Investing activities	(22)	(365)	343
Financing activities	7,209	5,250	1,959
Net increase (decrease) in cash and cash equivalents	$1,318	$(7,406)	$8,724

Net Cash Used in Operating Activities

There was a decrease of approximately $6.4 million in cash used in operating activities for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This change was due a $5.9 million decrease in net loss, after giving effect to adjustments made for non-cash transactions, primarily due to a decrease in occupancy expense and professional fees, and by a decrease of $0.5 million in cash used in operating assets and liabilities for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily related to terminating our facility sublease and accelerating the recognition of deferred revenue.

Net Cash Used in Investing Activities

We used less than $0.1 Million and approximately $0.3 million to pay for the purchases of property and equipment during the nine months ended September 30, 2025 and 2024, respectively.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2025 includes $2.3 million of gross proceeds received from the issuance of two promissory notes and $4.9 million of proceeds received from the 2025 SPA, net of offsetting $2.3 million of a receivable related to 2025 SPA due from a related party with the outstanding notes payable, including accrued interest, due to the same related party. Net cash provided by financing activities for the nine months ended September 30, 2024 includes $5.3 million of gross proceeds received from (i) the issuance of convertible notes in January 2024 and the fees related to such issuance and (ii) proceeds received from the bridge note financing in September 2024.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Critical Accounting Estimates

There were no significant changes in our critical accounting estimates during the three and nine months ended September 30, 2025 from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the 2024 10-K.

Recent Accounting Pronouncements

See Note 15 to the accompanying condensed consolidated financial statements.

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

From time to time, we may become involved in legal proceedings arising in the ordinary course of business. Except as described above, we are not party to any material legal proceedings.

Item 1A. Risk Factors.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described under Part I, Item 1A, “Risk Factors,” in our 2024 10-K, in addition to other information in this report, when evaluating our business and before deciding whether to purchase, hold or sell shares of our common stock. Each of these risks and uncertainties, as well as additional risks and uncertainties not presently known to us or that we currently consider immaterial, could harm our business, financial condition, results of operations and/or growth prospects, as well as adversely affect the market price of our common stock, in which case you may lose all or part of your investment. There have been no material changes to the risk factors described in the 2024 10-K.

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

ERNEXA THERAPEUTICS INC.

Date: November 7, 2025	By:	/s/ Sanjeev Luther
Sanjeev Luther
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2025	By:	/s/ Sandra Gurrola
Sandra Gurrola
Senior Vice President of Finance
(Principal Financial Officer and Principal Accounting Officer)

