Form 10-Q
period 2026-03-31
Ernexa Therapeutics Inc.
filed 2026-05-11
CIK 748592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 8, 2026, the registrant had outstanding 1,166,333 shares of common stock, $0.005 par value per share.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements related to future events, results, performance, prospects and opportunities, including statements related to our strategic plans, capital needs, and our financial position. Forward-looking statements are based on information currently available to us, on our current expectations, estimates, forecasts, and projections about the industries in which we operate and on the beliefs and assumptions of management. Forward looking statements often contain words such as “expects,” “anticipates,” “could,” “targets,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “would,” and similar expressions. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, and other characterizations of future events or circumstances, are forward-looking statements. Forward-looking statements by their nature address matters that are, to different degrees, subject to risks and uncertainties that could cause actual results to differ materially and adversely from those expressed in any forward-looking statements. For us, particular factors that might cause or contribute to such differences include those risks and uncertainties described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2026, in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, and in other documents we file from time to time with the SEC.

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

Unless stated otherwise or the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “Ernexa” refer to Ernexa Therapeutics Inc., and references to the “Company,” “we,” “us” or “our” refer to Ernexa and its subsidiaries, including Ernexa TX2 Inc. and Novellus, Inc.

ii

PART I. Financial Information

Item 1. Financial Statements

ERNEXA THERAPEUTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

(unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash	$9,177	$1,884
Other receivables	95	95
Due from related party	-	750
Prepaid expenses and other current assets	724	404
Total current assets	9,996	3,133
Property and equipment, net	88	94
Right-of-use assets - operating leases, net	349	453
Goodwill	-	2,044
Other assets	110	110
Total assets	$10,543	$5,834

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,300	$1,125
Accrued expenses	1,481	898
Income taxes payable	4	3
Operating lease liabilities, current	163	213
Due to related party	250	750
Contingent consideration liability	41	41
Other current liabilities	218	83
Total current liabilities	3,457	3,113
Operating lease liabilities, non-current	226	277
Other liabilities	1	43
Total liabilities	3,684	3,433

Stockholders’ equity:
Preferred stock, $0.005 par value, 1,000 shares authorized, 156 designated and outstanding of Series A convertible preferred stock at March 31, 2026 and December 31, 2025, $156 liquidation preference	1	1
Common stock, $0.005 par value, 150,000 shares authorized at March 31, 2026 and December 31, 2025, 1,166 and 314 issued and outstanding at March 31, 2026 and December 31, 2025, respectively	6	2
Additional paid-in capital	257,994	248,034
Accumulated deficit	(251,142)	(245,636)
Total stockholders’ equity	6,859	2,401
Total liabilities and stockholders’ equity	$10,543	$5,834

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERNEXA THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2026	2025
Operating expenses:
Research and development	$1,915	$1,309
General and administrative	1,631	1,421
Impairment of goodwill	2,044	-
Total operating expenses	5,590	2,730

Loss from operations	(5,590)	(2,730)

Other income (expense), net:
Forward sales contract expense	-	(5,335)
Change in fair value of warrant liabilities	-	1
Interest income, net	44	5
Other expense, net	-	(135)
Total other income (expense), net	44	(5,464)

Loss before income taxes	(5,546)	(8,194)
Benefit (provision) for income taxes	40	(8)

Net loss	$(5,506)	$(8,202)

Net loss per common share - basic and diluted	$(6.95)	$(57.76)

Weighted average shares outstanding - basic and diluted	792	142

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERNEXA THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the three months ended March 31, 2026 and 2025 (unaudited)

(In thousands)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at January 1, 2026	156	$1	314	$2	$248,034	$(245,636)	$2,401
Issuance of common stock, prefunded warrants and warrants
in connection with public offering, net	-	-	769	4	9,537	-	9,541
Issuance of common stock from the exercise of prefunded
warrants, net	-	-	80	-	18	-	18
Issuance of common stock to consultant for services	-	-	3	-	96	-	96
Stock-based compensation	-	-	-	-	309	-	309
Net loss	-	-	-	-	-	(5,506)	(5,506)
Balances at March 31, 2026	156	$1	1,166	$6	$257,994	$(251,142)	$6,859

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances at January 1, 2025	156	$1	137	$1	$233,219	$(231,536)	$1,701
Issuance of common stock from the exercise
of prefunded warrants	-	-	2	-	4	-	4
Issuance of common stock to consultant for services	-	-	-	-	45	-	45
Stock-based compensation	-	-	-	-	502	-	502
Net loss	-	-	-	-	-	(8,202)	(8,202)
Balances at March 31, 2025	156	$1	139	$1	$233,770	$(239,738)	$(5,950)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERNEXA THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	For the three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(5,506)	$(8,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8	18
Stock-based compensation	309	502
Amortization of right-of-use asset	78	51
Impairment of goodwill	2,044	-
Issuance of common stock to consultant for services	96	45
Accrued interest expense	-	6
Forward sales contract expense	-	5,335
Change in fair value of warrant liabilities	-	(1)
Changes in operating assets and liabilities:
Other receivables	-	281
Prepaid expenses and other current assets	(320)	49
Other non-current assets	-	1
Accounts payable and accrued expenses	759	(98)
Operating lease liability	(75)	(52)
Due from related party	750	-
Due to related party	(500)	-
Other liabilities	93	-
Net cash used in operating activities	(2,264)	(2,065)
Cash flows from investing activities:
Purchase of property and equipment	(2)	-
Net cash used in investing activities	(2)	-
Cash flows from financing activities:
Gross proceeds received from the sale of common stock, prefunded warrants and Milestone Warrants in public offering	10,480	-
Fees related to public offering	(939)	-
Proceeds received from notes payable	-	2,250
Gross proceeds received from the exercise of prefunded warrants	20	4
Fee related to the exercise of prefunded warrants from public offering	(2)	-
Net cash provided by financing activities	9,559	2,254
Net increase in cash	7,293	189
Cash at beginning of period	1,884	1,729
Cash at end of period	$9,177	$1,918

Supplemental disclosure of non-cash investing and financing activities:

Remeasurment of ROU asset and lease liability	$26	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERNEXA THERAPEUTICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Description of Business and Basis of Presentation

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

As used herein, the “Company” or “Ernexa” refers collectively to Ernexa and its consolidated subsidiaries (Ernexa TX2, Inc. and Novellus, Inc.) unless otherwise stated or the context otherwise requires. In March 2026, the Company dissolved Novellus Therapeutics Limited, which had no operations.

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

These condensed consolidated financial statements should be read together with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2026. The accompanying condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited financial statements contained in the 2025 10-K but does not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2026, or any other period.

Reverse Stock Split

As approved on March 27, 2026 by written consent from approximately 53.34% of Company’s stockholders (the “Consenting Stockholders), on May 4, 2026, the Company effected a reverse stock split of its common stock at a ratio of 1-for-25, as determined by the Company’s Board of Directors within the parameters approved by the Consenting Stockholders (the “Reverse Stock Split”).

Upon the effectiveness of the Reverse Stock Split, every twenty-five shares of the issued and outstanding common stock were automatically combined and reclassified into one issued and outstanding share of common stock. The Reverse Stock Split did not alter the par value of the common stock, and the number of authorized shares of common stock remains unchanged at 150,000,000 shares. No fractional shares were issued in connection with the Reverse Stock Split, and no cash or other consideration was paid in connection with any fractional shares. Stockholders who otherwise would have held a fractional share after giving effect to the Reverse Stock Split instead owned one whole share of the post-reverse stock split common stock. The Company issued an aggregate of 203 shares for rounding up fractional shares to whole shares.

All share and per share data in this Quarterly Report on Form 10-Q have been adjusted for all periods presented to reflect the Reverse Stock Split.

Reclassifications

Certain reclassifications have been made to the statement of cash flows for the three months ended March 31, 2025 to conform to the current year presentation. These reclassifications had no effect on the Company’s previously reported results of operations or accumulated deficit.

2.	Liquidity and Capital Resources

The Company has incurred significant operating losses and has an accumulated deficit as a result of its efforts to develop product candidates and provide general and administrative support for operations. As of March 31, 2026, the Company had a cash balance of approximately $9.2 million and an accumulated deficit of approximately $251.1 million. For the three months ended March 31, 2026, the Company incurred a net loss of $5.5 million, which includes a non-cash charge of $2.0 million for the impairment of goodwill, and it used cash of $2.3 million in operating activities.

On February 10, 2026, the Company received approximately $9.5 million in net proceeds from a public offering (the “Public Offering”) of (i) 0.8 million shares of the Company’s common stock or pre-funded warrants and (ii) accompanying warrants to purchase 0.8 million shares of the Company’s common stock (the “Milestone Warrants”). See Note 8 for more information regarding the Public Offering.

On March 13, 2026, the Company filed a Registration Statement on Form S-3 with the SEC to offer and sell up to $50.0 million of its common stock from time to time in one or more offerings (the “Universal Shelf”), which became effective on March 30, 2026. The Universal Shelf includes a prospectus supplement providing for sales of up to $9.2 million of common stock pursuant to an At-the-Market (“ATM”) program.

The Company is subject to General Instruction I.B.6 of Form S-3 (the “baby shelf” rules), which limits the aggregate market value of securities the Company may sell under the Universal Shelf to no more than one-third of its public float in any 12-month period while its public float remains below $75.0 million. As of the filing of the Universal Shelf, one-third of the Company’s public float was approximately $9.2 million, representing the maximum amount to be sold under the ATM. As of March 31, 2026, the Company has not sold any securities under the ATM.

In connection with preparing the financial statement as of and for the three months ended March 31, 2026, the Company evaluated whether there are conditions and events, considered in the aggregate, that are known and reasonably knowable that would raise substantial doubt about its ability to continue as a going concern within one year after the date that the financial statements are issued.

As of April 30, 2026, the Company had approximately $8.3 million in cash, which is less than that needed to effect its current operating plan and forecasted cash requirements for the next twelve months. However, management expects that its ability to access capital under its ATM will cover shortfalls in its cash resources over the next twelve months from the issuance date of these financial statements.

If the Company’s cash is not sufficient to meet future cash requirements, the Company may be required to reduce planned capital expenses, reduce operational cash uses or raise capital on terms that are not as favorable to the Company as they otherwise might be. Any actions the Company may undertake to reduce planned capital purchases or reduce expenses may be insufficient to cover shortfalls in available funds. If the Company requires additional capital, it may be unable to secure additional financing on terms that are acceptable to the Company, or at all.

3.	Fair Value of Financial Instruments

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

The Company issued 914 warrants in connection with a private placement during the first quarter of 2022 (the “Q1-22 warrants”), which were determined to be classified as a liability. The Company has also recorded a three-year contingent consideration liability related to an asset acquisition in April 2023, the obligation of which terminated in April 2026.

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

In connection with the 2025 SPA (as defined in Note 8) that the Company entered into on March 31, 2025, the Company recorded a forward sales contract liability at fair value and recognized $5.3 million of expense during the three months ended March 31, 2025 because the fair value of the expected shares to be purchased by the investors exceeded the proceeds under the 2025 SPA.

The Company determined the expense related to the forward sales contract as of March 31, 2025 by taking the difference between (i) the fair value of the expected shares to be purchased by the investors as of the March 31, 2025 date the Company entered into the 2025 SPA and (ii) the discounted purchase price of the shares. The forward sales contract liability was remeasured at fair value at each reporting date or immediately prior to settlement, with changes in fair value recognized in the condensed consolidated statements of operations. Upon settlement, the liability was reclassified as a component of stockholders’ equity. The 2025 SPA closed during the second quarter of 2025, and as a result, there was no SPA liability remaining as of March 31, 2026 or December 31, 2025.

The following table summarizes the liabilities that are measured at fair value as of March 31, 2026 and December 31, 2025 (in thousands):

Description	Level	March 31, 2026	December 31, 2025
Liabilities:
Contingent consideration	3	$41	$41

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

The Company remeasured the fair value of the Q1-22 warrants at March 31, 2026, and the result of the remeasurement was de minimis. The Company assessed the fair value of the contingent consideration liability at each reporting period through March 31, 2026 and determined that there were no material changes to the remeasurement that would have resulted in a material change to the liability at March 31, 2026. Therefore, the Company did not recognize a change in fair value of the contingent consideration liability for the three months ended March 31, 2026.

4.	Goodwill

The Company recorded goodwill in the amount of $2.0 million related to a 2018 acquisition that was accounted for as a business combination. Goodwill is not amortized but is tested for impairment annually, or more frequently if the Company becomes aware of any events occurring or changes in circumstances that indicate that the fair value of the entity is less than its carrying value. The Company performed an assessment as of March 31, 2026, and based on that assessment, the Company was unable to conclude that it was more likely than not that the fair value of the entity exceeded its carrying value as of such date. As a result, the Company performed a step-one quantitative assessment and concluded that the fair value of the reporting unit was less than the carrying value as of March 31, 2026, and the goodwill was considered fully impaired. Therefore, the Company recognized an impairment charge for $2.0 million in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2026. As of March 31, 2026, there was no goodwill balance.

5.	Accrued Expenses

Accrued expenses at March 31, 2026 and December 31, 2025 consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Study Fees	$642	$156
Accrued compensation	497	12
Professional fees	68	379
Legal matters	-	336
Other	274	15
Total accrued expenses	$1,481	$898

6.	Operating Leases

As of March 31, 2026, the Company had an operating lease for an office in Cambridge, Massachusetts (the “Cambridge Lease”), which expires in 2028.

The Company also leased an office in the Borough of Manhattan in New York, New York (the “Manhattan Office”), which was to expire in January 2027, and was subleasing the Manhattan Office to a sublessee. The sublease was to expire in October 2026. On February 16, 2026, the Company entered into a sublease termination agreement with the sublessee of the Manhattan Office effective March 13, 2026. Pursuant to the sublease termination agreement, the sublessee agreed to surrender and vacate the premises in exchange for a termination payment of approximately $60,000, which represented the remaining sublease payments through October 2026. As a result, the Company recognized a gain for the sublease termination of approximately $56,000, which is included in general and administrative expense in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2026.

On February 18, 2026, the Company entered into a lease termination agreement with the lessor of the Manhattan Office effective March 13, 2026. Pursuant to the lease termination agreement, the Company agreed to surrender and vacate the premises in exchange for a termination payment of approximately $72,000 to the lessor.

The lease termination agreement was accounted for as a modification to the Manhattan Office lease rather than as a lease termination because the Company did not contemporaneously terminate the Manhattan Office lease upon the February 18, 2026 modification date and had a continued right-of-use of the facility through March 13, 2026. As a result, the Company remeasured the remaining lease payments, including the $72,000 termination fee, and reduced the lease liability the Company had on its balance sheet at the time of the modification by approximately $26,000 to the present value of the remeasured lease liability of approximately $79,000. For a lease modification that is not accounted for as a separate contract, a lessee recognizes the amount of the remeasured lease liability as an adjustment to the corresponding right-of-use (“ROU”) asset without affecting profit or loss. As a result, the Company reduced the ROU asset by approximately $26,000 to approximately $31,000, which was amortized through March 13, 2026. As of March 31, 2026, there was no lease liability or ROU asset for the Manhattan Office remaining.

For the three months ended March 31, 2026 and 2025, the net operating lease expenses were as follows (in thousands):

	Three months ended March 31,
	2026	2025
Operating lease expense	$89	$67
Sublease income	(14)	(21)
Gain on sublease termination	(56)	-
Variable lease expense	1	6
Total lease expense	$20	$52

The tables below show the beginning balances of the operating ROU assets and lease liabilities as of January 1, 2026 and the ending balances as of March 31, 2026, including the changes during the period (in thousands).

Operating Lease ROU Assets

Operating lease ROU assets at January 1, 2026	$453
Remeasurement of ROU asset	(26)
Amortization of operating lease ROU assets	(78)
Operating lease ROU assets at March 31, 2026	$349

Operating Lease Liabilities
Operating lease liabilities at January 1, 2026	$490
Remeasurement of lease liability	(26)
Principal payments on operating lease liabilities	(75)
Operating lease liabilities at March 31, 2026	389
Less non-current portion	(226)
Current portion at March 31, 2026	$163

As of March 31, 2026, the Company’s operating lease had a remaining life of 2.3 years with a discount rate of 9.1% The maturities of the operating lease liability are as follows (in thousands):

As of March 31, 2026
2026	$143
2027	190
2028	95
Total payments	428
Less imputed interest	(39)
Total operating lease liabilities	$389

7.	Stock-Based Compensation

Stock Options

During the three months ended March 31, 2026 and 2025, the Company granted options to purchase the number of shares of the Company’s common stock set forth in the table below (in thousands):

	Three months ended March 31,
	2026	2025
Stock options granted	199	122

The Company recognizes stock-based compensation expense for stock options granted to employees, directors and certain consultants. The Company estimates the fair value of stock options using the Black-Scholes option pricing model. The fair value of stock options granted is recognized as expense over the requisite service period on a straight-lined basis.

The following weighted-average assumptions were used for stock options granted during the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025
Weighted average risk-free rate	3.96%	4.42%
Weighted average volatility	123.21%	116.69%
Dividend yield	0.00%	0.00%
Expected term	8.82 years	5.98 years

The per-share weighted average grant-date fair value of stock options granted during the three months ended March 31, 2026 and 2025 were as follows:

	Three months ended March 31,
	2026	2025
Weighted average grant date fair value	$0.39	$4.32

Vesting of all stock options is subject to continuous service with the Company through the applicable vesting date. As of March 31, 2026, there were approximately 21,000 shares of the Company’s common stock subject to outstanding stock options.

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

In lieu of paying cash to satisfy withholding taxes due upon the settlement of vested RSUs, at the Company’s discretion, an employee may elect to have shares of common stock withheld that would otherwise be issued at settlement, the value of which is equal to the amount of withholding taxes payable. No RSUs vested during the three months ended March 31, 2026 and 2025. The Company did not grant RSUs during the three months ended March 31, 2026 and 2025, and as of March 31, 2026, there were no RSUs outstanding.

Stock-Based Compensation Expense

For the three months ended March 31, 2026 and 2025, the Company recognized stock-based compensation expense as follows (in thousands):

	Three months ended March 31,
	2026	2025
Research and development	$13	$16
General and administrative	295	486
Total	$308	$502

8.	Equity Transactions

2026 Public Offering

On February 6, 2026, the Company entered into a placement agency agreement (the “Placement Agency Agreement”) with Brookline Capital Markets, a division of Arcadia Securities, LLC (“Brookline” or the “Placement Agent”), pursuant to which the Company engaged the Placement Agent for the 2026 Offering, which included the public offering of (i) 0.8 million shares of the Company’s common stock (or pre-funded warrants in lieu of common stock) and accompanying Milestone Warrants to purchase 0.8 million shares of common stock, at a combined offering price of $12.50 per share of common stock and accompanying Milestone Warrant (or $12.25 per pre-funded warrant and accompanying Milestone Warrant). In connection with the Public Offering, the Company also entered into a securities purchase agreement (each, a “Purchase Agreement”) with certain investors who purchased common stock and Milestone Warrants in the Public Offering.

The pre-funded warrants were immediately exercisable (subject to certain ownership limitations) had an exercise price of $0.25 per share and did not expire until exercised in full. On February 11, 2026 and February 18, 2026, the Company issued approximately 53,000 and 27,000 shares of common stock, respectively, in connection with the exercise of the pre-funded warrants, for a total exercise price of approximately $20,000. There are no remaining pre-funded warrants outstanding related to the Public Offering.

The Milestone Warrants are tradeable on The Nasdaq Capital Market under the symbol “ERNAW.” The Milestone Warrants are immediately exercisable (subject to certain ownership limitations), have an exercise price of $17.00 per share, and expire on the earlier of (i) the five-year anniversary of the original issuance date or (ii) the 180th calendar day following the public release by the Company of clinical trial data from the first cohort of the Phase 1 study of ERNA-101.

Pursuant to the Placement Agency Agreement, the Company paid the Placement Agent an aggregate cash fee of approximately $0.5 million, which was equal to 6.5% of the aggregate purchase price paid by investors in the Offering (or 1.5% with respect to certain existing investors). The Company will also pay the Placement Agent a cash fee as compensation for gross proceeds the Company receives from any exercise of any Milestone Warrants sold in connection with the Public Offering, payable quarterly on each January 1, April 1, July 1 and October 1 following the closing of the Public Offering (or the following business day if such day is not a business day), at the same percentage and as calculated in the manner as set forth above. The Company also issued approximately 9,000 shares of Common Stock to the Placement Agent (the “Agent’s Shares”), which was equal to 1.5% of the aggregate number of Shares and pre-funded warrants sold in the Public Offering (or 0.5% with respect to sales to certain existing investors). In addition, the Company reimbursed the Placement Agent for its accountable offering-related legal expenses in an amount of $125,000.

The Public Offering closed on February 10, 2026, for aggregate gross proceeds of approximately $10.5 million before deducting Placement Agent fees and other offering expenses payable by the Company. The Company is using the net proceeds from the Public Offering to support the advancement of its development programs and for working capital and general corporate purposes.

The Placement Agency Agreement and the Purchase Agreements contain customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company, the Placement Agent, or the investors, as the case may be, and other obligations of the parties.

Pursuant to the terms of the Purchase Agreements and the Placement Agency Agreement, the Company has agreed that for a period of ninety (90) days from the closing of the Public Offering, that neither the Company nor any subsidiary may (i) issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of common stock or common stock equivalents or (ii) file any registration statement or prospectus, or any amendment or supplement thereto, in each case, subject to certain exceptions, unless waived by the Placement Agent. The Company has also agreed not to effect or enter into an agreement to effect any issuance of common stock or common stock equivalents involving a Variable Rate Transaction, as defined in the Purchase Agreements, for a period of ninety (90) days following the closing of the Public Offering, subject to certain exceptions, unless waived by the Placement Agent. In addition, as part of the Purchase Agreement, subject to certain exceptions, the Company’s officers and directors entered into lock-up agreements, pursuant to which they agreed not to sell or otherwise dispose of any of the Common Stock for a period of ninety (90) days following the date of closing of the Public Offering.

Universal Shelf and ATM

On March 13, 2026, the Company filed the Universal Shelf to offer and sell up to $50.0 million of its common stock from time to time in one or more offerings, which became effective on March 30, 2026. The Universal Shelf includes a prospectus supplement providing for sales of up to $9.2 million of common stock pursuant to an ATM program under a sales agent agreement the Company entered into with Brookline.

The Company is subject to the “baby shelf” rules, which limits the aggregate market value of securities the Company may sell under the Universal Shelf to no more than one-third of its public float in any 12-month period while its public float remains below $75.0 million. As of the filing of the Universal Shelf, one-third of the Company’s public float was approximately $9.2 million, representing the maximum amount to be sold under the ATM. As of March 31, 2026, the Company has not sold any securities under the ATM.

2025 Private Placement

On March 31, 2025, the Company entered into a securities purchase agreement (the “2025 SPA”) with certain accredited investors to sell in a private placement an aggregate of approximately 185,000 shares of common stock at a purchase price of $39.23 per share, or pre-funded warrants in lieu of common stock at a purchase price of $37.35 per pre-funded warrant (the “2025 Private Placement”). The pre-funded warrants will be exercisable until exercised in full at a nominal exercise of $1.88 per share of the Company’s outstanding common stock, subject to certain ownership limitations.

The 2025 SPA represented a forward sale contract obligating the Company to sell a fixed number of shares of its common stock at a fixed price per share and contained an adjustment to the settlement amount based on shareholder approval, which is not an input into the pricing of a fixed-for-fixed forward on equity shares. The Company measured the fair value of the forward sale contract as the difference between (i) the fair value of the expected shares to be purchased by the investors as of the date the Company entered into the 2025 SPA and (ii) the discounted purchase price of the shares and recorded a liability of approximately $5.3 million at the contract inception date. The Company also recognized a corresponding $5.3 million charge to expense on the contract inception date because the fair value of the expected shares to be purchased by the investors exceeded the expected proceeds under the 2025 SPA. There were no shares sold and issued under the 2025 SPA during the three months ended March 31, 2025, and the 2025 Private Placement closed during the second quarter of 2025.

Warrants

As of March 31, 2026, the Company had the following warrants outstanding:

	Warrants Outstanding	Exercise Price	Expiration Date	Classification
Q1-22 Warrants	914	$14,329.47	09/09/27	Liability
December 2022 Warrants	377	$537.26	06/02/28	Equity
Milestone Warrants	840,000	$17.00	*	Equity
Prefunded warrants	15,320	$1.88	None	Equity
	856,611

*	The Milestone Warrants expire the earlier of (i) the five-year anniversary of the original issuance date or (ii) the 180th calendar day following the public release by the Company of clinical trial data from the first cohort of the Phase 1 study of ERNA-101.

As of March 31, 2026, the weighted average remaining contractual life of expiring warrants outstanding was 4.86 years and the weighted average exercise price for the expiring warrants was $32.78.

The following table shows the warrant activity from January 1, 2026 through March 31, 2026:

	Outstanding January 1, 2026	Granted	Exercised	Outstanding March 31, 2026
Q1-22 Warrants	914	-	-	914
December 2022 Warrants	377	-	-	377
Milestone Warrants	-	840,000	-	840,000
Prefunded warrants	15,320	80,000	(80,000)	15,320
Total	16,611	920,000	(80,000)	856,611

On February 11, 2026 and February 18, 2026, the Company issued approximately 53,000 and 27,000 shares of common stock, respectively, in connection with the exercise of the pre-funded warrants from the Public Offering, for a total exercise price of approximately $20,000. There are no remaining pre-funded warrants outstanding related to the Public Offering.

Stock Repurchase Program

In November 2024, the Company’s Board of Directors authorized a stock repurchase program (the “Repurchase Program”) of up to $1.0 million of the Company’s outstanding common stock. Under the Repurchase Program, the repurchases may be made by the Company from time to time through open-market purchases, privately negotiated transactions or other means in accordance with applicable securities laws. The timing and amount of repurchases will be determined by the Company, taking into consideration market conditions, stock price, and other factors. The Repurchase Program does not have a set expiration date and may be suspended, modified or discontinued at any time without prior notice. The Company did not repurchase any of its shares under the Repurchase Program during the three months ended March 31, 2026 and 2025.

9.	Net Loss Per Share

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

The following table presents the number of shares subject to outstanding stock options, warrants, and Series A convertible preferred stock that were excluded from the computation of diluted net loss per share of common stock for the three months ended March 31, 2026 and 2025, as their effect was anti-dilutive:

	Three months ended March 31,
	2026	2025
Stock options	20,997	11,880
Warrants	841,291	1,291
Preferred stock converted into common stock	1,049	181
RSUs	-	2
Total potential common shares excluded from computation	863,337	13,354

10.	Commitments and Contingencies

Litigation Matters

The Company is involved in litigation and arbitrations from time to time in the ordinary course of business. Legal fees and other costs associated with such actions are expensed as incurred. In addition, the Company assesses the need to record a liability for litigation and contingencies. The Company reserves for costs relating to these matters when a loss is probable, and the amount can be reasonably estimated. The Company is not currently party to any material legal proceedings.

Licensing Agreements

The Company has an exclusive license and collaboration agreement (“the Factor L&C Agreement”) with Factor Bioscience Limited (“Factor Limited”). Under the Factor L&C Agreement, the Company has obtained exclusive licenses in the fields of cancer, autoimmune disorders, and rare diseases with respect to certain licensed technology and has the right to develop the licensed technology directly or enter into co-development agreements with partners who can help bring such technology to market. The Factor L&C Agreement also provides for certain services and materials to be provided by Factor Bioscience to facilitate the development of the licensed technology and to enable the Company to scale up production at third party facilities.

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

Pursuant to the Factor L&C Agreement, the Company paid Factor Bioscience approximately $0.2 million per month for the first twelve months and approximately $0.1 million per month for the first nine months toward patent costs. The Company will also pay certain milestone payments, royalty payments on net sales of commercialized products and sublicensing fee payments, when applicable.

Contingent Consideration

The Company previously recorded a three-year contingent consideration liability related to an asset acquisition in April 2023. If during the three-year period since April 26, 2023, the Company’s market cap equals or exceeds $100 million for at least ten consecutive trading days, then the Company will issue to the seller shares of the Company’s common stock equal to (a) $2.0 million divided by (b) the quotient of $100 million divided by the Company’s then issued and outstanding shares of common stock. If during that three-year period, the Company’s market cap equals or exceeds $200 million for at least ten consecutive trading days, then the Company will issue to the seller additional shares of the Company’s common stock equal to (a) $2.0 million divided by (b) the quotient of $200 million dividend by the number of the Company’s then issued and outstanding shares of common stock. As discussed in Note 3, the Company records the contingent consideration liability at its fair value, and as of March 31, 2026, the fair value of the liability was approximately $41,000. The contingent consideration obligation expired on April 26, 2026.

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

11.	Related Party Transactions

Recent Financings

Investors who participated in the Public Offering and the 2025 Private Placement included Charles Cherington. Mr. Cherington participated in the applicable financing under the same terms and subject to the same conditions as all the other investors. Mr. Cherington served on the Company’s board of directors from March 2021 to July 6, 2023. As of March 31, 2026, Mr. Cherington owned approximately 23% of the Company’s outstanding common stock.

March 2025 Promissory Notes

On March 11, 2025, the Company received $1.5 million for the issuance of a promissory note in the principal amount of $1.5 million to Mr. Cherington, and on March 21, 2025 the Company received $0.8 million for the issuance of a second promissory note in the principal amount of $0.8 million to Mr. Cherington. The promissory notes had a maturity date of the earlier of (i) June 15, 2025 or (ii) upon us receiving $5 million in gross proceeds from a subsequent capital raise. Each of the promissory notes accrued interest at a rate of 5.0% per annum, payable at maturity. Upon issuance of the notes, Mr. Cherington owned approximately 32% of our outstanding common stock and currently owns approximately 23% of our outstanding common stock.

As a result of completing the 2025 Private Placement, the Company repaid the outstanding principal plus accrued interest on the notes in full in the aggregate amount of $2.3 million, and as of March 31, 2026, there were no outstanding balances on the notes.

12.	Segment Reporting

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

The table below provides a breakdown of the Company’s significant operating expenses for the three months ended March 31, 2026 and 2025, with a reconciliation to net loss for each of those years.

The Company’s purchases of property and equipment were approximately $2,000 for the three months ended March 31, 2026. There were no purchases of property and equipment for the three months ended March 31, 2025. Depreciation and amortization expense was approximately $9,000 and $18,000 for the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2025, the Company recognized $5.3 million in other expense related to the forward sales contract liability under the 2025 SPA. The Company recognized $44,000 and $5,000 in interest income, net, for the three months ended March 31, 2026 and 2025, respectively.

	Three months ended March 31,
	2026	2025
Operating expenses:
Research and development by significant expense:
Study fees	$1,267	$352
Payroll and related	236	112
Professional fees	164	156
MSA/license fees	69	637
Other[1]	179	52
Research and development	1,915	1,309

General and administrative by significant expense:
Payroll and related2	802	394
Professional fees2	447	386
Stock-based compensation	296	486
Other[2]	86	155
General and administrative	1,631	1,421

Impairment of goodwill	2,044	-

Total operating expenses	5,590	2,730

Loss from operations	(5,590)	(2,730)

Forward sales contract expense	-	(5,335)
Change in fair value of warrant liabilities	-	1
Interest income (expense), net	44	5
Other expense, net	-	(135)
Total other income (expense), net	44	(5,464)

Loss before income taxes	(5,546)	(8,194)
Benefit (provision) for income taxes	40	(8)

Net loss	$(5,506)	$(8,202)

	March 31, 2025	December 31, 2025

Cash	$9,177	$1,884

[1]	Other includes certain lab supply expenses, travel expenses, stock-based compensation, allocated occupancy costs, and depreciation.
[2]	Other includes expenses related to insurance, occupancy expense, information technology, travel, depreciation and other miscellaneous expenses.

13.	Recent Accounting Pronouncements

No new Accounting Standards Updates have been issued by the Financial Accounting Standards Board since January 1, 2026 that would apply to the Company and were not disclosed in the 2025 10-K.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read this discussion together with the unaudited interim condensed consolidated financial statements, related notes, and other financial information included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) together with our audited consolidated financial statements, related notes, and other information contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2026 (the “2025 10-K”). The following discussion contains or is based on assumptions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors,” in this report and in Part I, Item 1A of the 2025 10-K and as described from time to time in our other filings with the SEC. These risks could cause our actual results to differ materially from those anticipated in these forward-looking statements.

Overview

We are a pre-clinical-stage synthetic allogeneic iMSC therapy company. iMSCs are induced pluripotent stem cell-derived mesenchymal stem cells. We envision a future where cell therapies powered by synthetic iMSCs can offer new options for patients with limited treatment paths, and our mission is to transform the treatment of cancer and autoimmune disease by developing scalable, affordable, off-the-shelf cell therapies that restore hope.

Objectives and Business Strategy

Our lead product candidate ERNA-101 is allogenic IL-7 and IL-15-secreting iMSCs. ERNA-101 capitalizes on the intrinsic tumor-homing ability of MSCs to slip through the tumor’s defenses and to deliver potent pro-inflammatory factors directly to the tumor microenvironment (“TME”), limiting systemic exposure and potential toxicity while potentially unleashing potent anti-cancer immune responses including enhancement of T-cell anti-tumor activity. Our initial focus is to develop ERNA-101 in platinum-resistant ovarian cancer. We collaborated with the University of Texas MD Anderson Cancer Center (“MDACC”) to investigate the ability of ERNA-101 to induce and modulate antitumor immunity in an ovarian cancer model. In preclinical study, ERNA-101 exhibited reduction of tumor growth and a statistically significant survival advantage in the ovarian cancer model as compared to the control group, and as announced in May 2026, preclinical data demonstrates that when ERNA-101 is used in combination with PD-1 blockade, it drives complete tumor clearance and 100% long-term survival in syngeneic ovarian cancer models. We have filed Patent Application No. 63/991,024 related to the use of ERNA-101 in combination with PD-1 blockade, which remains pending. It is possible that the pending application, and any that may be filed in the future, will not lead to an issued patent. Additionally, MDACC has filed a patent application based on research conducted under our collaboration agreement (the “MDACC Application”), and we were informed that none of our employees were identified as inventors on the MDACC Application. We have not yet received the MDACC Application and have not evaluated inventorship, ownership or assignment rights as of the filing of this Quarterly Report.

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

Recent Developments

Reverse Stock Split

As approved on March 27, 2026 by written consent from approximately 53.34% of our stockholders (the “Consenting Stockholders), on May 4, 2026, we effected a reverse stock split of our common stock at a ratio of 1-for-25, as determined by our Board of Directors within the parameters approved by the Consenting Stockholders (the “Reverse Stock Split”).

Upon the effectiveness of the Reverse Stock Split, every twenty-five shares of the issued and outstanding common stock were automatically combined and reclassified into one issued and outstanding share of common stock. The Reverse Stock Split did not alter the par value of the common stock, and the number of authorized shares of common stock remains unchanged at 150,000,000 shares. No fractional shares were issued in connection with the Reverse Stock Split, and no cash or other consideration was paid in connection with any fractional shares. Stockholders who otherwise would have held a fractional share after giving effect to the Reverse Stock Split instead owned one whole share of the post-reverse stock split common stock. We issued an aggregate of 203 shares for rounding up fractional shares to whole shares.

All share and per share data in this Quarterly Report on Form 10-Q have been adjusted for all periods presented to reflect the Reverse Stock Split.

2026 Public Offering

On February 6, 2026, we entered into a placement agency agreement (the “Placement Agency Agreement”) with Brookline Capital Markets, a division of Arcadia Securities, LLC (“Brookline” or the “Placement Agent”), pursuant to which we engaged the Placement Agent for the public offering of 0.8 million shares of our common stock (or pre-funded warrants in lieu of common stock) and accompanying warrants to purchase 0.8 million shares of common stock (the “Milestone Warrants”), at a combined offering price of $12.50 per share of common stock and accompanying Milestone Warrant (or a combined offering price of $12.25 per share of pre-funded warrant and accompanying Milestone Warrants) (the “Public Offering”). In connection with the Public Offering, we also entered into a securities purchase agreement (each, a “Purchase Agreement”) with certain investors who purchased shares of common stock and Milestone Warrants in the Public Offering.

The pre-funded warrants were immediately exercisable (subject to certain ownership limitations) had an exercise price of $0.25 per share and did not expire until exercised in full. On February 11, 2026 and February 18, 2026, we issued 53,000 and 27,000 shares of common stock, respectively, in connection with the exercise of the pre-funded warrants, for a total exercise price of approximately $20,000. There are no remaining pre-funded warrants outstanding related to the Public Offering.

The Milestone Warrants are tradeable on The Nasdaq Capital Market under the symbol “ERNAW.” The Milestone Warrants are immediately exercisable (subject to certain ownership limitations), have an exercise price of $17.00 per share, and expire on the earlier of (i) the five-year anniversary of the original issuance date or (ii) the 180th calendar day following our public release of clinical trial data from the first cohort of the Phase 1 study of ERNA-101.

Pursuant to the Placement Agency Agreement, we paid the Placement Agent an aggregate cash fee of approximately $0.5 million, which was equal to 6.5% of the aggregate purchase price paid by investors in the Offering (or 1.5% with respect to certain existing investors). We will also pay the Placement Agent a cash fee as compensation for gross proceeds we receive from any exercise of any Milestone Warrants sold in connection with the Public Offering, payable quarterly on each January 1, April 1, July 1 and October 1 following the closing of the Public Offering (or the following business day if such day is not a business day), at the same percentage and as calculated in the manner as set forth above. We also issued approximately 9,000 shares of common stock to the Placement Agent, which was equal to 1.5% of the aggregate number of shares of common stock and pre-funded warrants sold in the Public Offering (or 0.5% with respect to sales to certain existing investors). In addition, we reimbursed the Placement Agent for its accountable offering-related legal expenses in an amount of $125,000.

The Public Offering closed on February 10, 2026, for aggregate gross proceeds of approximately $10.5 million before deducting Placement Agent fees and other offering expenses payable by us. We are using the net proceeds from the Public Offering to support the advancement of our development programs and for working capital and general corporate purposes.

The Placement Agency Agreement and the Purchase Agreements contain customary representations, warranties and agreements by us, customary conditions to closing, indemnification obligations of us, the Placement Agent, or the investors, as the case may be, and other obligations of the parties.

Pursuant to the terms of the Purchase Agreements and the Placement Agency Agreement, we have agreed that for a period of ninety (90) days from the closing of the Public Offering, that neither we nor any subsidiary may (i) issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of common stock or common stock equivalents or (ii) file any registration statement or prospectus, or any amendment or supplement thereto, in each case, subject to certain exceptions, unless waived by the Placement Agent. We have also agreed not to effect or enter into an agreement to effect any issuance of common stock or common stock equivalents involving a Variable Rate Transaction, as defined in the Purchase Agreements, for a period of ninety (90) days following the closing of the Public Offering, subject to certain exceptions, unless waived by the Placement Agent. In addition, as part of the Purchase Agreement, subject to certain exceptions, our officers and directors entered into lock-up agreements, pursuant to which they agreed not to sell or otherwise dispose of any of the common stock for a period of ninety (90) days following the date of closing of the Public Offering.

Universal Shelf and ATM

On March 13, 2026, we filed a Registration Statement on Form S-3 with the SEC to offer and sell up to $50.0 million of our common stock from time to time in one or more offerings (the “Universal Shelf”), which became effective on March 30, 2026. The Universal Shelf includes a prospectus supplement providing for sales of up to $9.2 million of common stock pursuant to an At-the-Market (“ATM”) program under a sales agent agreement we entered into with Brookline.

We are subject to General Instruction I.B.6 of Form S-3 (the “baby shelf” rules), which limits the aggregate market value of securities we may sell under the Universal Shelf to no more than one-third of our public float in any 12-month period while our public float remains below $75.0 million. As of the filing of the Universal Shelf, one-third of our public float was approximately $9.2 million, representing the maximum amount to be sold under the ATM. As of March 31, 2026, we have not sold any securities under the ATM.

Nasdaq Compliance

Our common stock is listed on The Nasdaq Capital Market (“Nasdaq”). Nasdaq requires that listed companies satisfy certain continued listing requirements, including Listing Rule 5550(a)(2), which requires that listed companies maintain a minimum bid price of their common stock of at least $1.00 per share (the “Bid Price Rule”).

On March 18, 2026, we received written notice from Nasdaq indicating that our common stock failed to maintain the Bid Price Rule for 30 consecutive business days. While companies are typically afforded a 180-calendar day compliance period, as specified under Nasdaq Listing Rule 5810(c)(3)(A), to comply with the Bid Price Rule, Nasdaq concluded that we are not eligible for the compliance period pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(iv) due to the fact that we effected a reverse stock split over the prior one-year period. Accordingly, we requested a hearing before the Nasdaq Hearing Panel (the “Panel”), which automatically stayed any suspension or delisting action pending the hearing and the expiration of any additional extension period granted by the Panel following the hearing. Our hearing was held on April 28, 2026, during which we requested an extension for continued listing on Nasdaq through May 15, 2026, the date we expected to demonstrate compliance with the Bid Price Rule (as discussed further below).

On May 5, 2026, the Panel granted our request for continued listing on Nasdaq, subject to the following conditions: (i) on or before May 15, 2026, we shall demonstrate compliance with the Bid Price Rule; (ii) from the date of the Panel decision until September 14, 2026 (the end of the Panel’s jurisdiction in this matter), we shall maintain compliance with all Nasdaq Listing Rules; and (iii) we will be subject to a mandatory panel monitor for a period of one year from the date of this determination pursuant to Rule 5815(d)(4)(B). If we do not maintain compliance with all Nasdaq Listing Rules through September 14, 2026, the Panel will immediately delist our securities from Nasdaq. Additionally, should we become deficient again with the Bid Price Rule during the one-year period ending May 5, 2027, Nasdaq will immediately issue us a delisting determination

On May 4, 2026, we effected the Reverse Stock Split and our stock price has since been closing above the minimum bid price of $1.00 per share. To regain compliance with the Bid Price Rule, we must achieve a closing bid price of at least $1.00 for a minimum of 10 consecutive business days, or through May 15, 2026, and we expect to regain compliance with the Bid Price Rule as of such date.

Basis of Presentation

Revenues and Cost of Revenues

We are a pre-clinical stage company and do not currently have any revenues from product sales or cost of revenues. We will not have revenues from product sales or cost of revenues until such time as we receive regulatory approval of our product candidates and successfully commercialize our products.

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

The major components of research and development costs include preclinical study costs, salaries and employee benefits, stock-based compensation expense, supplies and materials, expensed licensed technology, consulting, scientific advisors and other third-party costs, as well as allocations of various overhead costs related to our product development efforts.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

	Three months ended March 31,
(In thousands)	2026	2025	Change

Operating expenses:
Research and development	$1,915	$1,309	$606
General and administrative	1,631	1,421	210
Impairment of goodwill	2,044	-	2,044
Total operating expenses	5,590	2,730	2,860

Loss from operations	(5,590)	(2,730)	(2,860)

Other income (expense), net:
Forward sales contract expense	-	(5,335)	5,335
Change in fair value of warrant liabilities	-	1	(1)
Interest income, net	44	5	39
Other expense, net	-	(135)	135
Total other income (expense), net	44	(5,464)	5,508

Loss before income taxes	(5,546)	(8,194)	2,648
Benefit (provision) for income taxes	40	(8)	48

Net loss	$(5,506)	$(8,202)	$2,696

Revenues and Cost of Revenues

We had no revenues or cost of revenues for the three months ended March 31, 2026 or 2025.

Research and Development Expenses

	Three months ended March 31,
	2026	2025	Change
(in thousands)
Study fees	$1,267	$352	$915
Payroll and related	236	112	124
Professional fees	164	156	8
MSA/license fees	69	637	(568)
Other	179	52	127
Total research and development expenses	$1,915	$1,309	$606

Total research and development expenses increased for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to increased study fees related to ERNA-101 as well as increased payroll due to an increase in our research and development headcount and increased other expenses, which includes travel, supplies and allocated rent. These increases were offset by a reduction in expenses related to our Master Service Agreement (“MSA”) and the license and collaboration agreement (“the Factor L&C Agreement”) with Factor Bioscience Limited (“Factor Limited”). Pursuant to the Factor L&C Agreement, we paid Factor Bioscience approximately $0.2 million per month from September 2024 through August 2025, and we paid approximately $0.1 million per month from September 2024 through May 2025. The Company will also pay certain milestone payments, royalty payments on net sales of commercialized products and sublicensing fee payments, when applicable.

General and Administrative Expenses

	Three months ended March 31,
	2026	2025	Change
(in thousands)
Payroll and related2	$802	$394	$408
Professional fees2	447	386	61
Stock-based compensation	296	486	(190)
Other	86	155	(69)
Total general and administrative expenses	$1,631	$1,421	$210

Our general and administrative expenses for the three months ended March 31, 2026 increased by approximately $0.2 million primarily due to increases in payroll related to certain accrued bonuses and in professional fees related to certain legal matters, offset by a reduction in stock based compensation due to a reduction in the fair values of the equity awards that are amortizing during the three months ended March 31, 2026 compared to the three months ended March 31, 2025, as well as decreased other expenses for occupancy costs, depreciation and amortization, and reduced insurance premiums.

Impairment of Goodwill

During the three months ended March 31, 2026, we recognized a $2.0 million impairment charge of the goodwill we had on our balance sheet from a 2018 acquisition because we concluded that the fair value of the reporting unit was less than the carrying value as of March 31, 2026, and the goodwill was considered fully impaired. As of March 31, 2026, there was no remaining goodwill balance. We did not recognize a similar expense during the three months ended March 31, 2025.

Forward sales contract expense

During the three months ended March 31, 2025, we recognized expense of $5.3 million related to a forward sales contract because the fair value of the shares that were expected to be issued under a securities purchase agreement entered into on March 31, 2025 (the “2025 SPA”) exceeded the expected proceeds. There was no similar transaction for the three months ended March 31, 2026.

Change in Fair Value of Warrant Liabilities

The change in the fair value of the warrant liabilities for the three months ended March 31, 2025 was de minimis. There was no change in the fair value of the warrant liabilities recognized for the three months ended March 31, 2026.

Interest Income (Expense), net

For the three months ended March 31, 2026, we recognized approximately $39,000 more in interest income due to an increase of cash in interest-bearing accounts compared to the three months ended March 31, 2025.

Other Expense, net

During the three months ended March 31, 2025, we recognized approximately $0.1 million of expenses related to the 2025 SPA transaction entered into on March 31, 2025. There was no comparable expense for the three months ended March 31, 2026.

Benefit (provision) for Income Taxes

During 2026, we expect to incur state income tax liabilities related to our operations. We have established a full valuation allowance for all deferred tax assets, including our net operating loss carryforwards, since we could not conclude that we were more likely than not able to generate future taxable income to realize these assets. The effective tax rate differs from the statutory tax rate due primarily to our full valuation allowance.

Liquidity and Capital Resources

As of March 31, 2026, we had cash of approximately $9.2 million, and we had an accumulated deficit of approximately $251.1 million. We have to date incurred operating losses, and we expect these losses to continue in the future. For the three months ended March 31, 2026, we incurred a net loss of $5.5 million, which includes the $2.0 million non-cash goodwill impairment charge, and we used $2.3 million of cash in operating activities.

On February 10, 2026, we received approximately $9.5 million in net proceeds from the Public Offering. On March 13, 2026, we filed the Universal Shelf, which included a prospectus for a $9.2 million ATM. The Universal Shelf is subject to the baby shelf rules, and as of the filing of the Universal Shelf, one-third of our public float was approximately $9.2 million, representing the maximum amount to be sold under the ATM. As of March 31, 2026, we have not sold any securities under the ATM.

In connection with preparing the financial statement as of and for the three months ended March 31, 2026, we evaluated whether there are conditions and events, considered in the aggregate, that are known and reasonably knowable that would raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

As of April 30, 2026, we had approximately $8.3 million in cash, which is less than that needed to effect our current operating plan and forecasted cash requirements for the next twelve months. However, we expect that our ability to access capital under our ATM will cover shortfalls in our cash resources over the next twelve months from the issuance date of these financial statements.

If our cash is not sufficient to meet future cash requirements, we may be required to reduce planned capital expenses, reduce operational cash uses or raise capital on terms that are not as favorable to us as they otherwise might be. Any actions we may undertake to reduce planned capital purchases or reduce expenses may be insufficient to cover shortfalls in available funds. If we require additional capital, we may be unable to secure additional financing on terms that are acceptable to us, or at all.

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying condensed consolidated statements of cash flows, are summarized as follows:

	For the three months ended March 31,
(in thousands)	2026	2025	Change
Cash (used in) provided by:
Operating activities	$(2,264)	$(2,065)	$(199)
Investing activities	(2)	-	(2)
Financing activities	9,559	2,254	7,305
Net increase in cash and cash equivalents	$7,293	$189	$7,104

Net Cash Used in Operating Activities

There was an increase of approximately $0.2 million in cash used in operating activities for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This change was due a $0.8 million increase in net loss, after giving effect to adjustments made for non-cash transactions, offset by a decrease of $0.6 million in cash used in operating assets and liabilities for the three months ended March 31, 2026 when compared to the three months ended March 31, 2025.

Net Cash Used in Investing Activities

We used approximately $2,000 in cash for the purchases of property and equipment during the three months ended March 31, 2026, and we made no purchases of property and equipment during the three months ended March 31, 2025.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2026 includes net proceeds of $9.5 million received from the Public Offering, including proceeds from the exercise of prefunded warrants issued in the Public Offering. Net cash provided by financing activities for the three months ended March 31, 2025 includes $2.3 million of gross proceeds received from the issuance of two promissory notes as well as an immaterial amount received from the exercise of prefunded warrants.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Critical Accounting Estimates

There were no significant changes in our critical accounting estimates during the three months ended March 31, 2026 from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the 2025 10-K.

Recent Accounting Pronouncements

See Note 13 to the accompanying condensed consolidated financial statements.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth under “Note 10—Commitments and Contingencies—Litigation Matters” to the accompanying condensed consolidated financial statements included in this Quarterly Report is incorporated in this Item 1 by reference.

From time to time, we may become involved in legal proceedings arising in the ordinary course of business. We are not currently party to any material legal proceedings.

Item 1A. Risk Factors.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described under Part I, Item 1A, “Risk Factors,” in our 2025 10-K, in addition to other information in this report, when evaluating our business and before deciding whether to purchase, hold or sell shares of our common stock. Each of these risks and uncertainties, as well as additional risks and uncertainties not presently known to us or that we currently consider immaterial, could harm our business, financial condition, results of operations and/or growth prospects, as well as adversely affect the market price of our common stock, in which case you may lose all or part of your investment. There have been no material changes to the risk factors described in the 2025 10-K.

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

Item 6. Exhibits

Exhibit	Description	Incorporated By Reference
4.1	Form of Pre-Funded Warrant.	Exhibit 4.1 to Form 8-K filed on February 11, 2026

4.2	Form of Common Warrant (“Milestone Warrant”).	Exhibit 4.2 to Form 8-K filed on February 11, 2026

10.1	Form of Securities Purchase Agreement, by and between Ernexa Therapeutics Inc. and certain investors, dated as of February 6, 2026.	Exhibit 10.1 to Form 8-K filed on February 11, 2026

10.2	Warrant Agent Agreement, by and among Ernexa Therapeutics Inc., Computershare Inc. and Computershare Trust Company, N.A., dated as of February 10, 2026.	Exhibit 10.2 to Form 8-K filed on February 11, 2026

10.3	Sales Agreement, dated March 13, 2026, by and between the Company and Brookline Capital Markets, a division of Arcadia Securities, LLC	Exhibit 1.1 to Form 8-K filed on March 16, 2026

10.4	Placement Agency Agreement, by and between Ernexa Therapeutics Inc. and Brookline Capital Markets, a division of Arcadia Securities, LLC, dated as of February 6, 2026.	Exhibit 1.1 to Form 8-K filed on February 11, 2026

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101	Inline XBRL Document Set for the financial statements and accompanying notes in Part I, Item 1, of this Quarterly Report on Form 10-Q.	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ERNEXA THERAPEUTICS INC.

Date: May 11, 2026	By:	/s/ Sanjeev Luther
Sanjeev Luther
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2026	By:	/s/ Sandra Gurrola
Sandra Gurrola
Senior Vice President of Finance
(Principal Financial Officer and Principal Accounting Officer)

