Form 10-Q
period 2026-06-30
Ernexa Therapeutics Inc.
filed 2026-08-06
CIK 748592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 6, 2026, the registrant had outstanding [1,632,411] shares of common stock, $0.005 par value per share.

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

ii

PART I. Financial Information

Item 1. Financial Statements

ERNEXA THERAPEUTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

(unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash	$5,028	$1,884
Other receivables	83	95
Due from related party	-	750
Prepaid expenses and other current assets	783	404
Total current assets	5,894	3,133
Property and equipment, net	82	94
Right-of-use assets - operating leases, net	314	453
Goodwill	-	2,044
Other assets	25	110
Total assets	$6,315	$5,834

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,375	$1,125
Accrued expenses	1,016	898
Income taxes payable	-	3
Operating lease liabilities, current	167	213
Due to related party	250	750
Contingent consideration liability	-	41
Other current liabilities	124	83
Total current liabilities	2,932	3,113
Operating lease liabilities, non-current	182	277
Other liabilities	1	43
Total liabilities	3,115	3,433

Stockholders’ equity:
Preferred stock, $0.005 par value, 1,000 shares authorized, 156 designated and outstanding of Series A convertible preferred stock at June 30, 2026 and December 31, 2025, $156 liquidation preference	1	1
Common stock, $0.005 par value, 150,000 shares authorized at June 30, 2026 and December 31, 2025, 1,170 and 314 issued and outstanding at June 30, 2026 and December 31, 2025, respectively	6	2
Additional paid-in capital	258,352	248,034
Accumulated deficit	(255,159)	(245,636)
Total stockholders’ equity	3,200	2,401
Total liabilities and stockholders’ equity	$6,315	$5,834

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERNEXA THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$2,792	$1,136	$4,707	$2,445
General and administrative	1,312	1,365	2,943	2,786
Impairment of goodwill	-	-	2,044	-
Total operating expenses	4,104	2,501	9,694	5,231

Loss from operations	(4,104)	(2,501)	(9,694)	(5,231)

Other income (expense), net:
Forward sales contract expense	-	(512)	-	(5,847)
Change in fair value of warrant liabilities	-	-	-	1
Interest income (expense), net	55	-	99	5
Gain on extinguishment of contingent liability	41	-	41	-
Other expense, net	(1)	(123)	(1)	(258)
Total other income (expense), net	95	(635)	139	(6,099)

Loss before income taxes	(4,009)	(3,136)	(9,555)	(11,330)
Benefit (provision) for income taxes	-	(3)	40	(11)

Net loss	(4,009)	(3,139)	(9,515)	(11,341)

Series A preferred stock dividend	(8)	(8)	(8)	(8)

Net loss attributable to common stockholders	$(4,017)	$(3,147)	$(9,523)	$(11,349)

Net loss per common share - basic and diluted	$(3.40)	$(15.19)	$(9.63)	$(65.22)

Weighted average shares outstanding - basic and diluted	1,183	207	989	174

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERNEXA THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the three and six months ended June 30, 2026 and 2025 (unaudited)

(In thousands)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at April 1, 2026	156	$1	1,166	$6	$257,994	$(251,142)	$6,859
Issuance of common stock to consultant for services	-	-	2	-	24	-	24
Issuance of common stock to Series A preferred stockholders in lieu of cash dividends	-	-	1	-	8	(8)	-
Issuance of common stock under ATM, net	-	-	1	-	6	-	6
Stock-based compensation	-	-	-	-	320	-	320
Net loss	-	-	-	-	-	(4,009)	(4,009)
Balances at June 30, 2026	156	$1	1,170	$6	$258,352	$(255,159)	$3,200

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at January 1, 2026	156	$1	314	$2	$248,034	$(245,636)	$2,401
Issuance of common stock, prefunded warrants and warrants in connection with public offering, net	-	-	769	4	9,537	-	9,541
Issuance of common stock from the exercise of prefunded warrants, net	-	-	80	-	18	-	18
Issuance of common stock to consultant for services	-	-	5	-	120	-	120
Issuance of common stock to Series A preferred stockholders in lieu of cash dividends	-	-	1	-	8	(8)	-
Issuance of common stock under ATM, net	-	-	1	-	6	-	6
Stock-based compensation	-	-	-	-	629	-	629
Net loss	-	-	-	-	-	(9,515)	(9,515)
Balances at June 30, 2026	156	$1	1,170	$6	$258,352	$(255,159)	$3,200

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances at April 1, 2025	156	$1	139	$1	$233,786	$(239,738)	$(5,950)
Issuance of common stock to Series A preferred stockholders in lieu of cash dividends	-	-	-	-	8	(8)	-
Issuance of common stock to consultant for services	-	-	1	-	47	-	47
Issuance of common stock in connection with settlement	-	-	1	-	69	-	69
Issuance of common stock and prefunded warrants in connection with private placement	-	-	159	1	13,047	-	13,048
Stock-based compensation	-	-	-	-	369	-	369
Net loss	-	-	-	-	-	(3,139)	(3,139)
Balances at June 30, 2025	156	$1	300	$2	$247,326	$(242,885)	$4,444

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances at January 1, 2025	156	$1	137	$1	$233,235	$(231,536)	$1,701
Issuance of common stock to Series A preferred stockholders in lieu of cash dividends	-	-	-	-	8	(8)	-
Issuance of common stock in connection with exercise of prefunded warrants	-	-	2	-	4	-	4
Issuance of common stock to consultant for services	-	-	1	-	93	-	93
Issuance of common stock in connection with settlement	-	-	1	-	69	-	69
Issuance of common stock and prefunded warrants in connection with private placement	-	-	159	1	13,047	-	13,048
Stock-based compensation	-	-	-	-	870	-	870
Net loss	-	-	-	-	-	(11,341)	(11,341)
Balances at June 30, 2025	156	$1	300	$2	$247,326	$(242,885)	$4,444

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERNEXA THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	For the six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(9,515)	$(11,341)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17	35
Stock-based compensation	629	870
Amortization of right-of-use asset	113	89
Impairment of goodwill	2,044	-
Issuance of common stock to consultant for services	120	93
Accrued interest expense	-	22
Forward sales contract expense	-	5,847
Issuance of common stock in connection with settlement	-	69
Change in fair value of warrant liabilities	-	(1)
Gain on extinguishment of contingent liability	(41)	-
Changes in operating assets and liabilities:
Other receivables	12	283
Prepaid expenses and other current assets	(379)	(137)
Other non-current assets	85	1
Accounts payable and accrued expenses	365	(463)
Operating lease liability	(115)	(91)
Due from related party	750	-
Due to related party	(500)	-
Other liabilities	(1)	127
Net cash used in operating activities	(6,416)	(4,597)
Cash flows from investing activities:
Purchase of property and equipment	(5)	-
Cash used in investing activities	(5)	-
Cash flows from financing activities:
Gross proceeds received from the sale of common stock, prefunded warrants and Milestone Warrants in public offering	10,480	-
Proceeds received from the issuance of common stock and prefunded warrants	-	4,929
Fees related to public offering	(939)	-
Proceeds received from notes payable	-	2,250
Gross proceeds received from the exercise of prefunded warrants	20	4
Fee related to the exercise of prefunded warrants from public offering	(2)	-
Issuance of common stock under ATM	6	-
Net cash provided by financing activities	9,565	7,183
Net increase in cash	3,144	2,586
Cash at beginning of period	1,884	1,729
Cash at end of period	$5,028	$4,315

Cash paid during the period for:
Interest	$-	$4
Income taxes	$-	$3

Supplemental disclosure of non-cash investing and financing activities:
Offset of related party notes payable principal with related party receivable related to issuance of common stock and prefunded warrants	$-	$2,250
Reclassification of forward sales contract to equity upon issuance of common stock	$-	$5,847
Issuance of common stock to Series A preferred stockholders in lieu of cash dividends	$8	$8
Remeasurement of ROU asset and lease liability	$26	$-

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

As used herein, the “Company” or “Ernexa” refers collectively to Ernexa and its consolidated subsidiaries (Ernexa TX2 Inc. and Novellus, Inc.) unless otherwise stated or the context otherwise requires. In March 2026, the Company dissolved Novellus Therapeutics Limited, which had no operations.

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

These condensed consolidated financial statements should be read together with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2026. The accompanying condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited financial statements contained in the 2025 10-K but does not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2026, or any other period.

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

The Company has incurred significant operating losses and has an accumulated deficit as a result of its efforts to develop product candidates and provide general and administrative support for operations. As of June 30, 2026, the Company had a cash balance of approximately $5.0 million and an accumulated deficit of approximately $255.2 million. For the three and six months ended June 30, 2026, the Company incurred a net loss of $4.0 million and $9.5 million, respectively, which includes a non-cash charge of $2.0 million for the impairment of goodwill during the six months ended June 30, 2026, and it used cash of $6.4 million in operating activities for the six months ended June 30, 2026.

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

The Company is subject to General Instruction I.B.6 of Form S-3 (the “baby shelf” rules), which limits the aggregate market value of securities the Company may sell under the Universal Shelf to no more than one-third of its public float in any 12-month period while its public float remains below $75.0 million. As of the filing of the Universal Shelf, one-third of the Company’s public float was approximately $9.2 million, representing the maximum amount to be sold under the ATM. As of June 30, 2026, the Company has sold securities worth approximately $5,900 under the ATM, net of commissions.

In connection with preparing the financial statement as of and for the three and six months ended June 30, 2026, the Company evaluated whether there are conditions and events, considered in the aggregate, that are known and reasonably knowable that would raise substantial doubt about its ability to continue as a going concern within one year after the date that the financial statements are issued.

As of June 30, 2026, the Company had approximately $5.0 million in cash, which is less than that needed to effect its current operating plan and forecasted cash requirements for the next twelve months. However, management expects that its ability to access capital under its ATM will cover shortfalls in its cash resources over the next twelve months from the issuance date of these financial statements. Subsequent to the balance sheet date of June 30, 2026, the Company sold an additional 461,851 shares for net proceeds of $3.7 million in cash under the ATM.

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

The Company used a Black-Scholes option pricing model to estimate the fair value of the Q1-22 warrant liabilities and a Monte Carlo simulation model to estimate the fair value of the contingent consideration liability, both of which are considered a Level 3 fair value measurement. The Company remeasures these liabilities at each reporting period and recognizes changes in their respective fair value in the accompanying condensed consolidated statement of operations.

In connection with the 2025 SPA (as defined in Note 8) that the Company entered into on March 31, 2025, the Company recorded a forward sales contract liability at fair value and recognized $5.3 million of expense during the three months ended March 31, 2025 because the fair value of the expected shares to be purchased by the investors exceeded the proceeds under the 2025 SPA.

The Company determined the expense related to the forward sales contract as of March 31, 2025 by taking the difference between (i) the fair value of the expected shares to be purchased by the investors as of the March 31, 2025 date the Company entered into the 2025 SPA and (ii) the discounted purchase price of the shares. The forward sales contract liability was remeasured at fair value at each reporting date or immediately prior to settlement, with changes in fair value recognized in the condensed consolidated statements of operations. Upon settlement, the liability was reclassified as a component of stockholders’ equity. The 2025 SPA closed during the second quarter of 2025, and as a result, there was no SPA liability remaining as of June 30, 2026 or December 31, 2025.

The following table summarizes the liabilities that are measured at fair value as of June 30, 2026 and December 31, 2025 (in thousands):

Description	Level	June 30, 2026	December 31, 2025
Liabilities:
Contingent consideration	3	$-	$41

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

The Company remeasured the fair value of the Q1-22 warrants at June 30, 2026, and the result of the remeasurement was de minimis. The Company assessed the fair value of the contingent consideration liability at each reporting period through March 31, 2026 and determined that there were no material changes to the remeasurement that would have resulted in a material change to the liability. The obligation under the contingent consideration liability terminated in April 2026. Therefore, the Company reversed the liability and recognized a gain in the statement of operations of $41,000 during the three and six months ended June 30, 2026.

4.	Goodwill

The Company recorded goodwill in the amount of $2.0 million related to a 2018 acquisition that was accounted for as a business combination. Goodwill is not amortized but is tested for impairment annually, or more frequently if the Company becomes aware of any events occurring or changes in circumstances that indicate that the fair value of the entity is less than its carrying value. The Company performed an assessment as of March 31, 2026, and based on that assessment, the Company was unable to conclude that it was more likely than not that the fair value of the entity exceeded its carrying value as of such date. As a result, the Company performed a step-one quantitative assessment and concluded that the fair value of the reporting unit was less than the carrying value as of March 31, 2026, and the goodwill was considered fully impaired. Therefore, the Company recognized an impairment charge for $2.0 million in the accompanying condensed consolidated statement of operations during the six months ended June 30, 2026. There was no impairment charge for the three months ended June 30, 2026. As of June 30, 2026, there was no goodwill balance.

5.	Accrued Expenses

Accrued expenses at June 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Study Fees	$527	$156
Accrued compensation	12	12
Professional fees	117	150
Other	360	580
Total accrued expenses	$1,016	$898

6.	Operating Leases

As of June 30, 2026, the Company had an operating lease for an office in Cambridge, Massachusetts (the “Cambridge Lease”), which expires in 2028.

The Company also leased an office in the Borough of Manhattan in New York, New York (the “Manhattan Office”), which was to expire in January 2027, and was subleasing the Manhattan Office to a sublessee. The sublease was to expire in October 2026. On February 16, 2026, the Company entered into a sublease termination agreement with the sublessee of the Manhattan Office effective March 13, 2026. Pursuant to the sublease termination agreement, the sublessee agreed to surrender and vacate the premises in exchange for a termination payment of approximately $60,000, which represented the remaining sublease payments through October 2026. As a result, the Company recognized a gain for the sublease termination of approximately $56,000, which is included in general and administrative expense in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2026.

On February 18, 2026, the Company entered into a lease termination agreement with the lessor of the Manhattan Office effective March 13, 2026. Pursuant to the lease termination agreement, the Company agreed to surrender and vacate the premises in exchange for a termination payment of approximately $72,000 to the lessor.

The lease termination agreement was accounted for as a modification to the Manhattan Office lease rather than as a lease termination because the Company did not contemporaneously terminate the Manhattan Office lease upon the February 18, 2026 modification date and had a continued right-of-use of the facility through March 13, 2026. As a result, the Company remeasured the remaining lease payments, including the $72,000 termination fee, and reduced the lease liability the Company had on its balance sheet at the time of the modification by approximately $26,000 to the present value of the remeasured lease liability of approximately $79,000. For a lease modification that is not accounted for as a separate contract, a lessee recognizes the amount of the remeasured lease liability as an adjustment to the corresponding right-of-use (“ROU”) asset without affecting profit or loss. As a result, the Company reduced the ROU asset by approximately $26,000 to approximately $31,000, which was amortized through March 13, 2026. As of June 30, 2026, there was no lease liability or ROU asset for the Manhattan Office remaining.

For the three and six months ended June 30, 2026 and 2025, the net operating lease expenses were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Operating lease expense	$43	$68	$132	$135
Sublease income	-	(21)	(14)	(42)
Gain on sublease termination	-	-	(56)	-
Variable lease expense	1	7	1	13
Total lease expense	$44	$54	$63	$106

The tables below show the beginning balances of the operating ROU assets and lease liabilities as of January 1, 2026 and the ending balances as of June 30, 2026, including the changes during the period (in thousands).

Operating Lease ROU Assets

Operating lease ROU assets at January 1, 2026	$453
Remeasurement of ROU asset	(26)
Amortization of operating lease ROU assets	(113)
Operating lease ROU assets at June 30, 2026	$314

Operating Lease Liabilities
Operating lease liabilities at January 1, 2026	$490
Remeasurement of lease liability	(26)
Principal payments on operating lease liabilities	(115)
Operating lease liabilities at June 30, 2026	349
Less non-current portion	(182)
Current portion at June 30, 2026	$167

As of June 30, 2026, the Company’s operating lease had a remaining life of 2.0 years with a discount rate of 9.08%. The maturities of the operating lease liability are as follows (in thousands):

As of June 30, 2026
2026	$95
2027	190
2028	95
Total payments	380
Less imputed interest	(31)
Total operating lease liabilities	$349

7.	Stock-Based Compensation

Stock Options

During the three and six months ended June 30, 2026 and 2025, the Company granted options to purchase the number of shares of the Company’s common stock set forth in the table below (in thousands):

	Three months ended June 30,
	2026	2025
Stock options granted	5	0

	Six months ended June 30,
	2026	2025
Stock options granted	13	5

The Company recognizes stock-based compensation expense for stock options granted to employees, directors and certain consultants. The Company estimates the fair value of stock options using the Black-Scholes option pricing model. The fair value of stock options granted is recognized as expense over the requisite service period on a straight-lined basis.

The following weighted-average assumptions were used for stock options granted during the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Weighted average risk-free rate	4.44%	3.91%	4.15%	4.40%
Weighted average volatility	130.33%	109.87%	125.98%	116.43%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected term	9.90 years	10.0 years	9.24 years	6.36 years

The per-share weighted average grant-date fair value of stock options granted during the three and six months ended June 30, 2026 and 2025 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Weighted average grant date fair value	$10.14	$5.08	$9.94	$7.12

Vesting of all stock options is subject to continuous service with the Company through the applicable vesting date. As of June 30, 2026, there were approximately 27,000 shares of the Company’s common stock subject to outstanding stock options.

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

In lieu of paying cash to satisfy withholding taxes due upon the settlement of vested RSUs, at the Company’s discretion, an employee may elect to have shares of common stock withheld that would otherwise be issued at settlement, the value of which is equal to the amount of withholding taxes payable. No RSUs vested during the three and six months ended June 30, 2026 and 2025. The Company did not grant RSUs during the three and six months ended June 30, 2026 and 2025, and as of June 30, 2026, there were no RSUs outstanding.

Stock-Based Compensation Expense

For the three and six months ended June 30, 2026 and 2025, the Company recognized stock-based compensation expense as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Research and development	$20	$15	$33	$31
General and administrative	300	353	596	839
Total	$320	$368	$629	$870

8.	Equity Transactions

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

The Company is subject to the “baby shelf” rules, which limits the aggregate market value of securities the Company may sell under the Universal Shelf to no more than one-third of its public float in any 12-month period while its public float remains below $75.0 million. As of the filing of the Universal Shelf, one-third of the Company’s public float was approximately $9.2 million, representing the maximum amount to be sold under the ATM. As of June 30, 2026, the Company has sold securities for net proceeds of approximately $6 thousand under the ATM.

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

The 2025 SPA represented a forward sale contract obligating the Company to sell a fixed number of shares of its common stock at a fixed price per share and contained an adjustment to the settlement amount based on shareholder approval, which is not an input into the pricing of a fixed-for-fixed forward on equity shares. The Company measured the fair value of the forward sale contract as the difference between (i) the fair value of the expected shares to be purchased by the investors as of the date the Company entered into the 2025 SPA and (ii) the discounted purchase price of the shares and recorded a liability of approximately $5.3 million at the contract inception date. The Company also recognized a corresponding $5.3 million charge to expense on the contract inception date because the fair value of the expected shares to be purchased by the investors exceeded the expected proceeds under the 2025 SPA. During the three and six months ended June 30, 2025, the Company sold the following shares of common stock and pre-funded warrants under the 2025 SPA (in thousands), and the Private Placement closed during the second quarter of 2025:

Date	Common Stock	Pre-funded Warrants	Gross Proceeds
April 2, 2025	27	1	$28
June 9, 2025	127	25	152
June 27, 2025	5	-	5
	159	26	$185

Warrants

As of June 30, 2026, the Company had the following warrants outstanding:

	Warrants Outstanding	Exercise Price	Expiration Date	Classification
Q1-22 Warrants	914	$14,329.47	09/09/27	Liability
December 2022 Warrants	377	$537.26	06/02/28	Equity
Milestone Warrants	840,000	$17.00	*	Equity
Prefunded warrants	15,014	$1.88	None	Equity
	856,305

*	The Milestone Warrants expire the earlier of (i) the five-year anniversary of the original issuance date or (ii) the 180th calendar day following the public release by the Company of clinical trial data from the first cohort of the Phase 1 study of ERNA-101.

As of June 30, 2026, the weighted average remaining contractual life of expiring warrants outstanding was 4.61 years and the weighted average exercise price for the expiring warrants was $32.78.

The following table shows the warrant activity from January 1, 2026 through June 30, 2026:

	Outstanding January 1, 2026	Granted	Exercised	Outstanding June 30, 2026
Q1-22 Warrants	914	-	-	914
December 2022 Warrants	377	-	-	377
Milestone Warrants	-	840,000	-	840,000
Prefunded warrants	15,320	80,000	(80,306)	15,014
Total	16,611	920,000	(80,306)	856,305

On February 11, 2026 and February 18, 2026, the Company issued approximately 53,000 and 27,000 shares of common stock, respectively, in connection with the exercise of the pre-funded warrants from the Public Offering, for a total exercise price of approximately $20,000. There are no remaining pre-funded warrants outstanding related to the Public Offering.

Stock Repurchase Program

In November 2024, the Company’s Board of Directors authorized a stock repurchase program (the “Repurchase Program”) of up to $1.0 million of the Company’s outstanding common stock. Under the Repurchase Program, the repurchases may be made by the Company from time to time through open-market purchases, privately negotiated transactions or other means in accordance with applicable securities laws. The timing and amount of repurchases will be determined by the Company, taking into consideration market conditions, stock price, and other factors. The Repurchase Program does not have a set expiration date and may be suspended, modified or discontinued at any time without prior notice. The Company did not repurchase any of its shares under the Repurchase Program during the three and six months ended June 30, 2026 and 2025.

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

The following table presents the number of shares subject to outstanding stock options, warrants, and Series A convertible preferred stock that were excluded from the computation of diluted net loss per share of common stock for the three and six months ended June 30, 2026 and 2025, as their effect was anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Stock options	26	12	47	12
Warrants	841	1	841	1
Preferred stock converted into common stock	1	-	2	-
Total potential common shares excluded from computation	868	13	890	13

10.	Commitments and Contingencies

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

Licensing Agreements

The Company has an exclusive license and collaboration agreement (“the Factor L&C Agreement”) with Factor Bioscience Limited (“Factor Limited”), which was effective September 24, 2024 (the “Effective Date”). Under the Factor L&C Agreement, the Company has obtained exclusive licenses in the fields of cancer, autoimmune disorders, and rare diseases with respect to certain licensed technology and has the right to develop the licensed technology directly or enter into co-development agreements with partners who can help bring such technology to market. The Factor L&C Agreement also provides for certain services and materials to be provided by Factor Bioscience to facilitate the development of the licensed technology and to enable the Company to scale up production at third party facilities.

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

Pursuant to the Factor L&C Agreement, the Company paid Factor Bioscience approximately $0.2 million per month for the first twelve months from the Effective Date and approximately $0.1 million per month for the first nine months from the Effective Date toward patent costs. The Company will also pay certain milestone payments, royalty payments on net sales of commercialized products and sublicensing fee payments, when applicable.

Contingent Consideration

The Company previously recorded a three-year contingent consideration liability related to an asset acquisition in April 2023. If during the three-year period since April 26, 2023, the Company’s market cap equals or exceeds $100 million for at least ten consecutive trading days, then the Company will issue to the seller shares of the Company’s common stock equal to (a) $2.0 million divided by (b) the quotient of $100 million divided by the Company’s then issued and outstanding shares of common stock. If during that three-year period, the Company’s market cap equals or exceeds $200 million for at least ten consecutive trading days, then the Company will issue to the seller additional shares of the Company’s common stock equal to (a) $2.0 million divided by (b) the quotient of $200 million dividend by the number of the Company’s then issued and outstanding shares of common stock. The contingent consideration obligation expired on April 26, 2026, and as a result, the Company reversed the contingent consideration liability and recognize a gain of approximately $41,000 in the statement of operations for the three and six months ended June 30, 2026.

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

Recent Financings

Investors who participated in the Public Offering and the 2025 Private Placement included Charles Cherington. Mr. Cherington participated in the applicable financing under the same terms and subject to the same conditions as all the other investors. Mr. Cherington served on the Company’s board of directors from March 2021 to July 6, 2023. As of June 30, 2026, Mr. Cherington owned approximately 23% of the Company’s outstanding common stock.

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

As a result of completing the 2025 Private Placement, the Company repaid the outstanding principal plus accrued interest on the notes in full in the aggregate amount of $2.3 million, and as of June 30, 2026, there were no outstanding balances on the notes.

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

The table below provides a breakdown of the Company’s significant operating expenses for the three and six months ended June 30, 2026 and 2025, with a reconciliation to net loss for each of those years.

The Company had no revenue or cost of revenue for the three and six months ended June 30, 2026 or June 30, 2025. Depreciation and amortization expense was less than $0.1 million for each of the three and six months ended June 30, 2026 and 2025. During the three and six months ended June 30,2025, the Company recognized $0.5 million and $5.9 million, respectively in other expense related to the forward sales contract liability under the 2025 SPA. During the three and six months ended June 30, 2026, there were no such expenses. During the three and six months ended June 30, 2026, the Company recognized $55,000 and $99,000, respectively in interest income.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development by significant expense:
Study fees	$2,008	$60	$3,275	$412
Payroll and related	359	114	595	211
Professional fees	173	202	337	358
MSA/license fees	131	663	200	1,300
Other[1]	121	97	300	164

Research and development	2,792	1,136	4,707	2,445

General and administrative by significant expense:
Payroll and related2	421	428	1,223	821
Professional fees2	391	440	838	826
Stock-based compensation	300	353	596	839
Other[2]	200	144	286	300
General and administrative	1,312	1,365	2,943	2,786

Impairment of goodwill	-	-	2,044	-

Total operating expenses	4,104	2,501	9,694	5,231

Loss from operations	(4,104)	(2,501)	(9,694)	(5,231)

Forward sales contract expense	-	(512)	-	(5,847)
Change in fair value of warrant liabilities	-	-	-	1
Interest income (expense), net	55	-	99	5
Gain on extinguishment of contingent liability	41	-	41	-
Other expense, net	(1)	(123)	(1)	(258)
Total other income (expense), net	95	(635)	139	(6,099)

Loss before income taxes	(4,009)	(3,136)	(9,555)	(11,330)
Benefit (provision) for income taxes	-	(3)	40	(11)

Net loss	$(4,009)	$(3,139)	$(9,515)	$(11,341)

	June 30, 2026	December 31, 2025

Cash	$5,028	$1,884

[1]	Other includes certain lab supply expenses, travel expenses, stock-based compensation, allocated occupancy costs, and depreciation.

[2]	Other includes expenses related to insurance, occupancy expense, information technology, travel, depreciation and other miscellaneous expenses.

13.	Recent Accounting Pronouncements

No new Accounting Standards Updates have been issued by the Financial Accounting Standards Board since January 1, 2026 that would apply to the Company and were not disclosed in the 2025 10-K.

14.	Subsequent Events

On July 15, 2026, the Company sold 461,851 shares of common stock for proceeds of $3.7 million, net of commissions, under the ATM (See Note 8).

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

Recent Developments

Independent Validation of ERNA-101

In July 2026, an independently conducted study conducted by an independent contract research organization successfully reproduced earlier findings generated at MD Anderson Cancer Center, demonstrating complete tumor clearance and durable long-term survival in a substantially larger study. The results further strengthen confidence in ERNA-101's mechanism of action and provide important third-party validation as the Company advances toward its planned Investigational New Drug (IND) submission in the third quarter of 2026 and anticipated first-in-human Phase 1 clinical trial in the fourth quarter.

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

We are subject to General Instruction I.B.6 of Form S-3 (the “baby shelf” rules), which limits the aggregate market value of securities we may sell under the Universal Shelf to no more than one-third of our public float in any 12-month period while our public float remains below $75.0 million. As of the filing of the Universal Shelf, one-third of our public float was approximately $9.2 million, representing the maximum amount to be sold under the ATM. To date, we have sold approximately 463,000 shares of common stock for net proceeds of approximately $3.7 million under the ATM.

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

On May 5, 2026, the Panel granted our request for continued listing on Nasdaq, subject to the following conditions: (i) on or before May 15, 2026, we shall demonstrate compliance with the Bid Price Rule; (ii) from the date of the Panel decision until September 14, 2026 (the end of the Panel’s jurisdiction in this matter), we shall maintain compliance with all Nasdaq Listing Rules; and (iii) we will be subject to a mandatory panel monitor for a period of one year from the date of this determination pursuant to Rule 5815(d)(4)(B). If we do not maintain compliance with all Nasdaq Listing Rules through September 14, 2026, the Panel will immediately delist our securities from Nasdaq. Additionally, should we become deficient again with the Bid Price Rule during the one-year period ending May 5, 2027, Nasdaq will immediately issue us a delisting determination.

On May 4, 2026, we effected the Reverse Stock Split and on May 29, 2026, we received notice from Nasdaq that we have regained compliance with the Bid Price Rule. The Panel maintains jurisdiction over the Company until September 14, 2026 with respect to all Nasdaq Listing Rules, and the Company must continue to remain compliant with the Bid Price Rule through May 5, 2027 to avoid delisting.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2026 and 2025

	Three months ended June 30,
(In thousands)	2026	2025	Change

Operating expenses:
Research and development	$2,792	$1,136	$1,656
General and administrative	1,312	1,365	(53)
Total operating expenses	4,104	2,501	1,603

Loss from operations	(4,104)	(2,501)	(1,603)

Other income (expense), net:
Forward sales contract expense	-	(512)	512
Interest income, net	55	-	55
Gain on extinguishment of contingent liability	41	-	41
Other expense, net	(1)	(123)	122
Total other income (expense), net	95	(635)	730

Loss before income taxes	(4,009)	(3,136)	(873)
Benefit (provision) for income taxes	-	(3)	3

Net loss	$(4,009)	$(3,139)	$(870)

	Six months ended June 30,
(In thousands)	2026	2025	Change

Operating expenses:
Research and development	$4,707	$2,445	$2,262
General and administrative	2,943	2,786	157
Impairment of goodwill	2,044	-	2,044
Total operating expenses	9,694	5,231	4,463

Loss from operations	(9,694)	(5,231)	(4,463)

Other income (expense), net:
Forward sales contract expense	-	(5,847)	5,847
Change in fair value of warrant liabilities	-	1	(1)
Interest income, net	99	5	94
Gain on extinguishment of contingent liability	41	-	41
Other expense, net	(1)	(258)	257
Total other income (expense), net	139	(6,099)	6,238

Loss before income taxes	(9,555)	(11,330)	1,775
Benefit (provision) for income taxes	40	(11)	51

Net loss	$(9,515)	$(11,341)	$1,826

Revenues and Cost of Revenues

We had no revenues or cost of revenues for the three and six months ended June 30, 2026 or 2025.

Research and Development Expenses

	Three months ended June 30,			Six months ended June 30,
	2026	2025	Change	2026	2025	Change
(in thousands)
Study fees	$2,008	$60	$1,948	$3,275	$412	$2,863
Payroll and related	359	114	245	595	211	384
Professional fees	173	202	(29)	337	358	(21)
MSA/license fees	131	663	(532)	200	1,300	(1,100)
Other	121	97	24	300	164	136
Total research and development expenses	$2,792	$1,136	$1,656	$4,707	$2,445	$2,262

Total research and development expenses increased for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily due to increased study fees related to ERNA-101 as well as increased payroll due to an increase in our research and development headcount and increased other expenses, which includes travel, supplies and allocated rent. These increases were offset by a reduction in expenses related to our Master Service Agreement (“MSA”) and the license and collaboration agreement (“the Factor L&C Agreement”) with Factor Bioscience Limited (“Factor Limited”). Pursuant to the Factor L&C Agreement, we paid Factor Bioscience approximately $0.2 million per month from September 2024 through August 2025, and we paid approximately $0.1 million per month from September 2024 through May 2025. The Company will also pay certain milestone payments, royalty payments on net sales of commercialized products and sublicensing fee payments, when applicable.

For the six months ended June 30, 2026 compared to the six months ended June 30, 2025, our research and development expenses increased by approximately $2.3 million primarily due to fees recognized for services under Statement of Work 1 with Cellipont for development and manufacturing services, increased study fees related to ERNA-101 as well as increased payroll due to an increase in research and development headcount. These increases were partially offset by a reduction in expenses under professional fees due to the amendment of W02 starting during March 2026.

General and Administrative Expenses

	Three months ended June 30,			Six months ended June 30,
	2026	2025	Change	2026	2025	Change
(in thousands)
Payroll and related	$421	$-	$421	$1,223	$821	$402
Professional fees	391	440	(49)	838	826	12
Stock-based compensation	300	353	(53)	596	839	(243)
Other	200	572	(372)	286	300	(14)
Total general and administrative expenses	$1,312	$1,365	$(53)	$2,943	$2,786	$157

Our general and administrative expenses for the three months ended June 30, 2026 decreased by approximately $0.05 million primarily due to bonuses paid out to general counsel as part of an amendment to their employment agreement in 2025, offset by an increase in recruiting expense.

For the six months ended June 30, 2026 compared to the six months ended June 30, 2025, our general and administrative expenses increased by approximately $0.1 million primarily due to increases in payroll related to certain accrued bonuses and in professional fees related to certain legal matters, offset by a reduction in stock based compensation due to a reduction in the fair values of the equity awards that are amortizing during the six months ended June 30, 2026 compared to the six months ended June 30, 2025, as well as decreased other expenses for occupancy costs, depreciation and amortization, and reduced insurance premiums.

Impairment of Goodwill

During the six months ended June 30, 2026, we recognized a $2.0 million impairment charge of the goodwill we had on our balance sheet from a 2018 acquisition because we concluded that the fair value of the reporting unit was less than the carrying value as of March 31, 2026, and the goodwill was considered fully impaired. As of June 30, 2026, there was no remaining goodwill balance. We did not recognize a similar expense during the six months ended June 30, 2025.

Forward sales contract expense

During the three months ended June 30, 2025, we recognized expense of $0.5 million related to a forward sales contract because the fair value of the shares that were expected to be issued under a securities purchase agreement entered into on March 31, 2025 (the “2025 SPA”) exceeded the expected proceeds. There was no similar transaction for the three months ended June 30, 2026.

During the six months ended June 30, 2025, we recognized expense of $5.8 million related to a forward sales contract because the fair value of the shares that were expected to be issued under a securities purchase agreement entered into on March 31, 2025 (the “2025 SPA”) exceeded the expected proceeds. There was no similar transaction for the six months ended June 30, 2026.

Change in Fair Value of Warrant Liabilities

The change in the fair value of the warrant liabilities for the three and six months ended June 30, 2025 was de minimis. There was no change in the fair value of the warrant liabilities recognized for the three and six months ended June 30, 2026.

Interest Income (Expense), net

For the three months ended June 30, 2026, we recognized approximately $55,000 more in interest income due to an increase of cash in interest-bearing accounts compared to the three months ended June 30, 2025.

For the six months ended June 30, 2026, we recognized approximately $94,000 more in interest income due to an increase of cash in interest-bearing accounts compared to the six months ended June 30, 2025.

Gain on extinguishment of contingent liability

For the three and six months ended June 30, 2026, we recognized approximately $41,000 due to the extinguishment of the contingent consideration liability during the three months ended June 30, 2026.

Other Expense, net

During the three and six ended June 30, 2025, we recognized approximately $0.1 million and $0.3 million of expenses related to the 2025 SPA transaction entered into on March 31, 2025. There was no comparable expense for the three and six months ended June 30, 2026.

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

Liquidity and Capital Resources

As of June 30, 2026, we had cash of approximately $5.0 million, and we had an accumulated deficit of approximately $255.2 million. We have to date incurred operating losses, and we expect these losses to continue in the future. For the three and six months ended June 30, 2026, we incurred a net loss of $4.0 million and $9.5 million, respectively, which includes the $2.0 million non-cash goodwill impairment charge. For the six months ended June 30, 2026, and we used $6.4 million of cash in operating activities.

On February 10, 2026, we received approximately $9.5 million in net proceeds from the Public Offering. On March 13, 2026, we filed the Universal Shelf, which included a prospectus for a $9.2 million ATM. The Universal Shelf is subject to the baby shelf rules, and as of the filing of the Universal Shelf, one-third of our public float was approximately $9.2 million, representing the maximum amount to be sold under the ATM. As of June 30, 2026, we received approximately $6,000 in net proceeds from the sale of common stock under the ATM. To date, we have sold approximately 463,000 shares of common stock for net proceeds of approximately $3.7 million under the ATM, and we have approximately $5.4 million of shares remaining to sell under this facility.

In connection with preparing the financial statement as of and for the three and six months ended June 30, 2026, we evaluated whether there are conditions and events, considered in the aggregate, that are known and reasonably knowable that would raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

As of August 4, 2026, we had approximately $7.4 million in cash, which is less than that needed to affect our current operating plan and forecasted cash requirements for the next twelve months. However, we expect that our ability to access additional capital under our ATM will cover shortfalls in our cash resources over the next twelve months from the issuance date of these financial statements. Subsequent to the balance sheet date of June 30, 2026, the Company sold an additional 461,851 shares for net proceeds of $3.7 million in cash under the ATM.

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

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying condensed consolidated statements of cash flows, are summarized as follows:

	For the Six months ended June 30,
(in thousands)	2026	2025	Change
Cash (used in) provided by:
Operating activities	$(6,416)	$(4,597)	$(1,819)
Investing activities	(5)	-	(5)
Financing activities	9,565	7,183	2,382
Net increase in cash	$3,144	$2,586	$558

Net Cash Used in Operating Activities

There was an increase of approximately $1.8 million, respectively, in cash used in operating activities for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This change was due to   a $2.3 million increase in net loss, after giving effect to adjustments made for non-cash transactions, offset by an increase of $0.5 million in cash used in operating assets and liabilities for the six months ended June 30, 2026 when compared to the six months ended June 30, 2025.

Net Cash Used in Investing Activities

We used approximately $5,000 in cash for the purchases of property and equipment during the six months ended June 30, 2026, and we made no purchases of property and equipment during the six months ended June 30, 2025.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2026 includes net proceeds of $9.5 million received from the Public Offering, including proceeds from the exercise of prefunded warrants issued in the Public Offering. Net cash provided by financing activities for the six months ended June 30, 2025 includes $2.3 million of gross proceeds received from the issuance of two promissory notes and $4.9 million of proceeds received from the First Closing and Second Closing under the SPA.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Critical Accounting Estimates

There were no significant changes in our critical accounting estimates during the three and six months ended June 30, 2026 from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the 2025 10-K.

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

In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we were required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as of the end of the period covered by this Quarterly Report under the supervision, and with the participation, of our management, including our President and Chief Executive Officer (who serves as our principal executive officer and as our interim principal financial officer) of the effectiveness of the design and operation of our disclosure controls and procedures.

Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report in providing reasonable assurance of achieving the desired control objectives.

Changes in Internal Control over Financial Reporting

On June 22, 2026, Sandra Gurrola, who served as the Company’s Senior Vice President of Finance, resigned from the Company, as previously disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2026. In connection with Ms. Gurrola’s departure, Sanjeev Luther, the Company’s President and Chief Executive Officer, has been appointed to the role of interim principal financial officer on an interim basis, in addition to his existing role as principal executive officer. The Company has engaged outside accounting personnel to support the financial statement close and reporting process during this transition.

Except for this change in the individual(s) serving in the role of interim principal financial officer and the resulting temporary consolidation of the roles of principal executive officer and principal financial officer described above, there was no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our common stock is listed on The Nasdaq Capital Market. Nasdaq requires that listed companies satisfy certain continued listing requirements. Listing Rule 5550(a)(2) requires that listed companies maintain a minimum compliance with the Bid Price Rule. Listing Rule 5550(b) requires that listed companies maintain compliance with: (1) the Stockholders’ Equity Rule; (2) the MVLS Rule; or (3) the Net Income Rule.

On March 18, 2026, we received written notice from Nasdaq that our common stock had failed to maintain compliance with the Bid Price Rule for 30 consecutive business days. Because we had effected a reverse stock split within the prior one-year period, Nasdaq determined that we were not eligible for the standard 180-calendar-day compliance period ordinarily available under Nasdaq Listing Rule 5810(c)(3)(A). Accordingly, we requested a hearing before a Nasdaq Hearings Panel (the “Panel”), which automatically stayed any suspension or delisting action pending the hearing and any additional extension period granted by the Panel. Following a hearing held on April 28, 2026, the Panel granted our request for continued listing on Nasdaq, subject to the following conditions: (i) that we demonstrate compliance with the Bid Price Rule on or before May 15, 2026; (ii) that we maintain compliance with all Nasdaq Listing Rules from the date of the Panel’s decision through September 14, 2026, the end of the Panel’s jurisdiction over this matter; and (iii) that we be subject to a mandatory panel monitor for a period of one year from the date of the Panel’s determination pursuant to Nasdaq Listing Rule 5815(d)(4)(B).

On May 4, 2026, we effected a 1-for-25 reverse stock split of our common stock. On May 29, 2026, we received notice from Nasdaq that we had regained compliance with the Bid Price Rule. Notwithstanding this notice, the Panel continues to retain jurisdiction over us through September 14, 2026 with respect to compliance with all Nasdaq Listing Rules, and we must remain in compliance with the Bid Price Rule through May 5, 2027. If we fail to maintain compliance with all Nasdaq Listing Rules through September 14, 2026, the Panel will immediately delist our securities from Nasdaq, without further notice or opportunity to cure.

There can be no assurance that we will maintain compliance with the Bid Price Rule, the Stockholders’ Equity Rule, or any other applicable Nasdaq continued listing requirement through September 14, 2026 or May 5, 2027, or thereafter. Our stockholders’ equity, MVLS, and net income position will continue to depend on our ability to raise additional capital, our future operating results, and the trading price of our common stock, each of which is subject to significant uncertainty. If we fail to satisfy any Nasdaq continued listing requirement during the Panel’s monitoring period or thereafter, Nasdaq may take immediate steps to delist our common stock, and we can provide no assurance that any action we take to restore or maintain compliance would be successful.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Set forth below is information regarding shares of common stock issued by us during the three months ended June 30, 2026 that were not registered under the Securities Act.

On May 12, 2026, the Company issued 2,000 shares of the Company’s common stock to its IR Firm as part of their consulting agreement.

In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act for transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

(a)

Fourth Amended and Restated Bylaws

On August 4, 2026, the Board of Directors approved the adoption of the Fourth Amended and Restated Bylaws of the Company to (i) make the office of Secretary an optional office of the Company rather than a mandatory office and (ii) revise the quorum requirement for meetings of stockholders and class votes from a majority of the shares entitled to vote thereon to thirty-three and one-third percent (33 1/3%) of the shares entitled to vote thereon; revise the advance notice requirements for stockholder proposals and director nominations at annual meetings to replace the outdated notice provisions tied to the 2006 through 2008 annual meetings; (iv) delete the loans to officers provision; (v) designate the federal district courts of the United States as the exclusive forum for Securities Act of 1933 claims; and (vi) revise the voting power requirement for stockholders to adopt, amend, or repeal a bylaw to a majority of the Company’s voting power.

Appointment of Sanjeev Luther as Acting Chief Financial Officer

On August 4, 2026, the Board of Directors appointed the Company’s President and Chief Executive Officer, Sanjeev Luther, to serve as the Company’s interim Principal Financial Officer through August 10, 2026.

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

Mr. Luther will not receive further compensation in connection with his appointment as the Company’s interim Principal Financial Officer.

There are no arrangements or understandings between Mr. Luther and any other person or persons pursuant to which Mr. Luther was appointed as the Company’s interim Principal Financial Officer, and there is no family relationship between Mr. Luther and any other director or executive officer of the Company or any person nominated or chosen by the Company to become a director or executive officer. There are no transactions between the Company and Mr. Luther that are reportable pursuant to Item 404(a) of Regulation S-K.

Appointment of Mark J. Keeley as Fractional Chief Financial Officer

Effective August 10, 2026, the Company engaged Mark J. Keeley as a fractional Chief Financial Officer on a consulting basis pursuant to a Consulting Agreement dated August 5, 2026 (the "Keeley Agreement"), and designated Mr. Keeley as the Company's Principal Financial Officer and Principal Accounting Officer, succeeding Mr. Luther in such capacities. Mr. Keeley's engagement was approved by the Board on August 4, 2026.

Under the Keeley Agreement, Mr. Keeley will dedicate approximately 25% of his full-time equivalent (approximately 10 hours per week) to the Company. In consideration of his services, Mr. Keeley will receive share-based compensation in the Company's common stock at the rate of $62,500 per quarter (representing an annualized rate of $250,000 on a full-time equivalent basis, prorated to approximately $62,500 per year for the fractional engagement). Fee shares will be issued quarterly in arrears at the market price at the close of business on the last day of each quarter as reported by The Nasdaq Stock Market, under the Company's Restated 2026 Stock Incentive Plan. For the first quarter, fee shares will be prorated from the Start Date through September 30, 2026, and will be issued on or before October 15, 2026. Mr. Keeley's services are contingent upon the Company's maintenance of a Directors and Officers (D&O) insurance policy with the CFO being a covered officer. The Keeley Agreement is terminable by either party upon at least 30 days' prior written notice. Mr. Keeley will serve as an independent contractor and not as an employee of the Company.

Mark J. Keeley, MBA, CPA, CITP, is a public company director, Chief Financial Officer, and former Big 4 partner with over 40 years of domestic and international experience, including 15 years as a signing partner with PricewaterhouseCoopers LLP and 10 years as a financial expert on boards of directors, as a Chief Financial Officer, and as an independent advisor for a number of private and public entities. Mr. Keeley has extensive experience identifying and addressing financial, operational, and compliance issues with boards of directors, external auditors, investors, and regulators. He has also dedicated ten years of service to the U.S. Federal Government, where he testified to the United States Congress about financial audit readiness. Mr. Keeley has been a Certified Public Accountant (CPA) for over 40 years and was one of the first holders of the Certified Information Technology Professional (CITP) designation granted by the American Institute of Certified Public Accountants (AICPA). He holds a Bachelor's Degree in Accounting and Computer Science from The University of Massachusetts, where he graduated Summa Cum Laude, and a Master's Degree in Finance from Boston College.

There are no arrangements or understandings between Mr. Keeley and any other person or persons pursuant to which Mr. Keeley was engaged as the Company's Chief Financial Officer and designated as the Company's Principal Financial Officer, other than the Keeley Agreement described above. There is no family relationship between Mr. Keeley and any director or executive officer of the Company or any person nominated or chosen by the Company to become a director or executive officer. There are no transactions between the Company and Mr. Keeley that are reportable pursuant to Item 404(a) of Regulation S-K.

Appointment of David Polinsky to the Board of Directors.

On August 4, 2026, upon the recommendation of the Nominating and Corporate Governance Committee of the Board, the Board approved the appointment of David Polinsky to serve as a member of the Board, effective August 5, 2026, and approved an increase in the number of authorized board seats from five to six. Mr. Polinsky will serve until his successor is duly elected and qualified, or until his earlier death, resignation, or removal.

Mr. Polinsky will be compensated in accordance with the Company's Board of Directors Compensation Plan adopted effective August 15, 2026, as described below.

There are no arrangements or understandings between Mr. Polinsky and any other person or persons pursuant to which Mr. Polinsky was appointed as a director of the Company, and there is no family relationship between Mr. Polinsky and any other director or executive officer of the Company or any person nominated or chosen by the Company to become a director or executive officer. There are no transactions between the Company and Mr. Polinsky that are reportable pursuant to Item 404(a) of Regulation S-K.

Adoption of the Board Compensation Plan

On August 5, 2026, the Board adopted the Board of Directors Compensation Plan of Ernexa Therapeutics Inc. (the “Board Compensation Plan”), effective August 15, 2026. The material terms of the Board Compensation Plan are as follows:

Eligibility. Only non-employee directors are eligible to participate in the Board Compensation Plan.

Compensation. Each eligible director will receive an annual retainer of $50,000 per year. No separate committee retainer is payable. Directors may elect to receive compensation in cash or in the equivalent form of a non-qualified stock option grant to purchase shares of the Company's common stock (an “Option Grant”).

Timing of Election. The form of payment election must be made no later than January 15 of each year, covering the subsequent twelve months. For the prorated annual board retainer covering the remainder of 2026, such election must be made no later than August 15, 2026. If no election is made by the applicable deadline, or if a director joins the Board after the election date, the director will receive compensation in cash until the next election date. If directors are in possession of material non-public information on the election date, the election will be delayed until the directors are no longer in possession of such information.

Timing of Payment. Cash retainer payments will be made quarterly in arrears on the last day of August, November, February, and May of each year, commencing on August 31, 2026 (prorated from the effective date for the first payment). Option Grants will be issued on a yearly basis on January 15 of each year, commencing January 15, 2027 (the first grant for the remainder of calendar year 2026 will be prorated from the effective date to December 31, 2026).

Terms of Option Grants. Option Grants will be issued under the Company's 2026 Omnibus Equity Incentive Plan. The number of stock options granted will be determined based on a Black-Scholes fair value on the date of grant, will vest at the end of twelve months from the date of grant, and will have a per share exercise price equal to the fair market value on the date of grant. Performance Expectations. Directors are expected to attend at least 75% of board meetings, prepare adequately for meetings, participate in committee activities, and comply with governance policies and fiduciary responsibilities.

(b) None.

(c) During the quarter covered by this report, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

Exhibit	Description	Incorporated By Reference
3.1	Certificate of Amendment to the Company’s Restated Certificate of Incorporation, filed May 1, 2026 (Reverse Stock Split).	Exhibit 3.1 to Form 8-K filed on May 4, 2026

3.2	Fourth Amended and Restated Bylaws of Ernexa Therapeutics Inc.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101	Inline XBRL Document Set for the financial statements and accompanying notes in Part I, Item 1, of this Quarterly Report on Form 10-Q.	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ERNEXA THERAPEUTICS INC.

Date: August 6, 2026	By:	/s/ Sanjeev Luther
Sanjeev Luther
President and Chief Executive Officer
(Principal Executive Officer and Interim Principal Financial Officer)

