Form 10-Q
period 2026-09-30
Ernexa Therapeutics Inc.
filed 2026-11-06
CIK 748592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 6, 2026, the registrant had outstanding 1,692,550 shares of common stock, $0.005 par value per share.

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

ii

PART I. Financial Information

Item 1. Financial Statements

ERNEXA THERAPEUTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

(unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash	$5,575	$1,884
Other receivables	58	95
Due from related party	-	750
Prepaid expenses and other current assets	1,095	404
Total current assets	6,728	3,133
Property and equipment, net	73	94
Right-of-use assets - operating leases, net	278	453
Goodwill	-	2,044
Other assets	25	110
Total assets	$7,104	$5,834

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,356	$1,125
Accrued expenses	773	898
Income taxes payable	-	3
Operating lease liabilities, current	171	213
Due to related party	250	750
Contingent consideration liability	-	41
Other current liabilities	64	83
Total current liabilities	2,614	3,113
Operating lease liabilities, non-current	138	277
Other liabilities	1	43
Total liabilities	2,753	3,433

Stockholders’ equity:
Preferred stock, $0.005 par value, 1,000 shares authorized, 156 designated and outstanding of Series A convertible preferred stock at September 30, 2026 and December 31, 2025, $156 liquidation preference	1	1
Common stock, $0.005 par value, 150,000 shares authorized at September 30, 2026 and December 31, 2025, 1,645 and 314 issued and outstanding at September 30, 2026 and December 31, 2025, respectively	8	2
Additional paid-in capital	262,442	248,034
Accumulated deficit	(258,100)	(245,636)
Total stockholders’ equity	4,351	2,401
Total liabilities and stockholders’ equity	$7,104	$5,834

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERNEXA THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$1,871	$1,035	$6,578	$3,480
General and administrative	1,119	958	4,132	3,745
Impairment of goodwill	-	-	2,044	-
Total operating expenses	2,990	1,993	12,754	7,225

Loss from operations	(2,990)	(1,993)	(12,754)	(7,225)

Other income (expense), net:
Forward sales contract expense	-	-	-	(5,847)
Change in fair value of warrant liabilities	-	-	-	1
Interest income (expense), net	49	31	148	36
Gain on extinguishment of contingent liability	-	-	41	-
Gain on extinguishment of debt	-	734	-	734
Other income (expense), net	-	(6)	69	(264)
Total other income (expense), net	49	759	258	(5,340)

Loss before income taxes	(2,941)	(1,234)	(12,496)	(12,565)
Benefit (provision) for income taxes	-	(6)	40	(17)

Net loss	(2,941)	(1,240)	(12,456)	(12,582)

Series A preferred stock dividend	-	-	(8)	(8)

Net loss attributable to common stockholders	$(2,941)	$(1,240)	$(12,464)	$(12,590)

Net loss per common share - basic and diluted	$(1.89)	$(3.77)	$(10.97)	$(56.21)

Weighted average shares outstanding - basic and diluted	1,560	329	1,136	224

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERNEXA THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the three and nine months ended September 30, 2026 and 2025 (unaudited)

(In thousands)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at July 1, 2026	156	$1	1,170	$6	$258,352	$(255,159)	$3,200

Issuance of common stock under ATM, net	-	-	475	2	3,713	-	3,715
Stock-based compensation	-	-	-	-	377	-	377
Net loss	-	-	-	-	-	(2,941)	(2,941)
Balances at September 30, 2026	156	$1	1,645	$8	$262,442	$(258,100)	$4,351

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at January 1, 2026	156	$1	314	$2	$248,034	$(245,636)	$2,401
Issuance of common stock, prefunded warrants and warrants in connection with public offering, net	-	-	769	4	9,537	-	9,541
Issuance of common stock from the exercise of prefunded warrants, net	-	-	80	-	20	-	20
Issuance of common stock to consultant for services	-	-	5	-	120	-	120
Issuance of common stock to Series A preferred stockholders in lieu of cash dividends	-	-	1	-	8	(8)	-
Issuance of common stock under ATM, net	-	-	476	2	3,719	-	3,721
Stock-based compensation	-	-	-	-	1,004	-	1,004
Net loss	-	-	-	-	-	(12,456)	(12,456)
Balances at September 30, 2026	156	$1	1,645	$8	$262,442	$(258,100)	$4,351

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances at July 1, 2025	156	$1	300	$2	$247,326	$(242,886)	$4,443
Issuance of common stock in connection with exercise of prefunded warrants	-	-	13	-	26	-	26
Issuance of common stock to consultant for services	-	-	1	-	48	-	48
Stock-based compensation	-	-	-	-	293	-	293
Net loss	-	-	-	-	-	(1,240)	(1,240)
Balances at September 30, 2025	156	$1	314	$2	$247,693	$(244,126)	$3,570

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances at January 1, 2025	156	$1	137	$1	$233,235	$(231,536)	$1,701
Issuance of common stock to Series A preferred stockholders in lieu of cash dividends	-	-	-	-	8	(8)	-
Issuance of common stock in connection with exercise of prefunded warrants	-	-	16	-	30	-	30
Issuance of common stock to consultant for services	-	-	2	-	141	-	141
Issuance of common stock in connection with settlement	-	-	1	-	69	-	69
Issuance of common stock and prefunded warrants in connection with private placement	-	-	158	1	13,047	-	13,048
Stock-based compensation	-	-	-	-	1,163	-	1,163
Net loss	-	-	-	-	-	(12,582)	(12,582)
Balances at September 30, 2025	156	$1	314	$2	$247,693	$(244,126)	$3,570

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERNEXA THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	For the nine months ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(12,456)	$(12,582)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27	52
Stock-based compensation	1,004	1,163
Amortization of right-of-use asset	149	142
Impairment of goodwill	2,044	-
Issuance of common stock to consultant for services	120	141
Accrued interest expense	-	22
Forward sales contract expense	-	5,847
Issuance of common stock in connection with settlement	-	69
Change in fair value of warrant liabilities	-	(1)
Gain on extinguishment of contingent liability	(41)	-
Loss on disposal of fixed assets	-	13
Gain on extinguishment of debt	-	(734)
Changes in operating assets and liabilities:
Other receivables	37	284
Prepaid expenses and other current assets	(691)	(43)
Other non-current assets	85	2
Accounts payable and accrued expenses	103	(163)
Operating lease liability	(156)	(145)
Due from related party	750	-
Due to related party	(500)	-
Other liabilities	(61)	64
Net cash used in operating activities	(9,586)	(5,869)
Cash flows from investing activities:
Purchase of property and equipment	(5)	(22)
Cash used in investing activities	(5)	(22)
Cash flows from financing activities:
Gross proceeds received from the sale of common stock, prefunded warrants and Milestone Warrants in public offering	10,480	-
Proceeds received from the issuance of common stock and prefunded warrants	-	4,929
Fees related to public offering	(939)	-
Proceeds received from notes payable	-	2,250
Gross proceeds received from the exercise of prefunded warrants	21	30
Fee related to the exercise of prefunded warrants from public offering	(1)	-
Dividends paid to Series A preferred stockholders	-	-
Issuance of common stock net under ATM	3,721	-
Net cash provided by financing activities	13,282	7,209
Net increase in cash	3,691	1,318
Cash at beginning of period	1,884	1,729
Cash at end of period	$5,575	$3,047

Cash paid during the period for:
Interest	$-	$5
Income taxes	$-	$3

Supplemental disclosure of non-cash investing and financing activities:
Offset of related party notes payable principal with related party receivable related to issuance of common stock and prefunded warrants	$-	$2,250
Reclassification of forward sales contract to equity upon issuance of common stock	$-	$5,847
Issuance of common stock to Series A preferred stockholders in lieu of cash dividends	$8	$8
Remeasurement of ROU asset and lease liability	$26	$13
Leasehold improvements funded by tenant improvement allowance	-	50

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERNEXA THERAPEUTICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Description of Business and Basis of Presentation

Description of Business

Ernexa Therapeutics Inc. (the “Company”) is a preclinical-stage synthetic allogeneic iMSC therapy company. iMSCs are induced pluripotent stem cell (“iPSC”)-derived mesenchymal stromal cells. The Company envisions a future where cell therapies powered by synthetic iMSCs can offer new options for patients with limited treatment paths and its mission is to bring new treatment possibilities to people facing difficult to treat cancers.

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

These condensed consolidated financial statements should be read together with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2026. The accompanying condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited financial statements contained in the 2025 10-K but does not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2026, or any other period.

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

The Company has incurred significant operating losses and has an accumulated deficit as a result of its efforts to develop product candidates and provide general and administrative support for operations. As of September 30, 2026, the Company had a cash balance of approximately $5.6 million and an accumulated deficit of approximately $258.1 million. For the three and nine months ended September 30, 2026, the Company incurred a net loss of $2.9 million and $12.5 million, respectively, which includes a non-cash charge of $2.0 million for the impairment of goodwill during the nine months ended September 30, 2026, and it used cash of $9.6 million in operating activities for the nine months ended September 30, 2026.

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

The Company is subject to General Instruction I.B.6 of Form S-3 (the “baby shelf” rules), which limits the aggregate market value of securities the Company may sell under the Universal Shelf to no more than one-third of its public float in any 12-month period while its public float remains below $75.0 million. As of the filing of the Universal Shelf, one-third of the Company’s public float was approximately $9.2 million, representing the maximum amount to be sold under the ATM. As of September 30, 2026, the Company has sold securities worth approximately $3.7 million   under the ATM, net of commissions.

In connection with preparing the financial statements as of and for the three and nine months ended September 30, 2026, the Company evaluated whether there are conditions and events, considered in the aggregate, that are known and reasonably knowable that would raise substantial doubt about its ability to continue as a going concern within one year after the date that the financial statements are issued.

As of September 30, 2026, the Company had approximately $5.6 million in cash, which is less than that needed to effect its current operating plan and forecasted cash requirements for the next twelve months. However, management expects that its ability to access capital under its ATM  facility will cover a significant portion of the shortfall in its cash resources over the twelve months from the issuance date of these financial statements. Management is also actively pursuing additional financing opportunities to raise capital. Subsequent to the balance sheet date of September 30, 2026, the Company sold an additional 43,700 shares for net proceeds of $0.1 million in cash under the ATM.

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

The Company issued 914 warrants in connection with a private placement during the first quarter of 2022 (the “Q1-22 warrants”), which were determined to be classified as a liability. The Company has also recorded a three-year contingent consideration liability related to an asset acquisition in April 2023, the obligation of which terminated in April 2026 .

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

The Company determined the expense related to the forward sales contract as of March 31, 2025 by taking the difference between (i) the fair value of the expected shares to be purchased by the investors as of the March 31, 2025 date the Company entered into the 2025 SPA and (ii) the discounted purchase price of the shares. The forward sales contract liability was remeasured at fair value at each reporting date or immediately prior to settlement, with changes in fair value recognized in the condensed consolidated statements of operations. Upon settlement, the liability was reclassified as a component of stockholders’ equity. The 2025 SPA closed during the second quarter of 2025, and as a result, there was no SPA liability remaining as of September 30, 2026 or December 31, 2025.

The following table summarizes the liabilities that are measured at fair value as of September 30, 2026 and December 31, 2025 (in thousands):

Description	Level	September 30, 2026	December 31, 2025
Liabilities:
Contingent consideration	3	$-	$41

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

The Company remeasured the fair value of the Q1-22 warrants at September 30, 2026, and the result of the remeasurement was de minimis.    The Company assessed the fair value of the contingent consideration liability at each reporting period through March 31, 2026 and determined that there were no material changes to the remeasurement that would have resulted in a material change to the liability. The obligation under the contingent consideration liability terminated in April 2026. Therefore, the Company reversed the liability and recognized a gain in the statement of operations of $41,000 during the nine months ended September 30, 2026.

4.	Goodwill

The Company recorded goodwill in the amount of $2.0 million related to a 2018 acquisition that was accounted for as a business combination. Goodwill is not amortized but is tested for impairment annually, or more frequently if the Company becomes aware of any events occurring or changes in circumstances that indicate that the fair value of the reporting unit is less than its carrying value. The Company performed an assessment as of March 31, 2026, and based on that assessment, the Company was unable to conclude that it was more likely than not that the fair value of the reporting unit exceeded its carrying value as of such date. As a result, the Company performed a quantitative goodwill impairment assessment test and concluded that the fair value of the reporting unit was less than the carrying value as of March 31, 2026, and the goodwill was considered fully impaired. Therefore, the Company recognized an impairment charge for $2.0 million in the accompanying condensed consolidated statement of operations during the nine months ended September 30, 2026. There was no impairment charge for the three months ended September 30, 2026. As of September 30, 2026, there was no goodwill balance.

5.	Accrued Expenses

	September 30, 2026	December 31, 2025
Study Fees	$69	$156
Accrued compensation	78	12
Professional fees	198	150
Other	428	580
Total accrued expenses	$773	$898

6.	Operating Leases

As of September 30, 2026, the Company had an operating lease for an office in Cambridge, Massachusetts (the “Cambridge Lease”), which expires in 2028.

The Company also leased an office in the Borough of Manhattan in New York, New York (the “Manhattan Office”), which was to expire in January 2027, and was subleasing the Manhattan Office to a sublessee. The sublease was to expire in October 2026. On February 16, 2026, the Company entered into a sublease termination agreement with the sublessee of the Manhattan Office effective March 13, 2026. Pursuant to the sublease termination agreement, the sublessee agreed to surrender and vacate the premises in exchange for a termination payment of approximately $60,000, which represented the remaining sublease payments through October 2026. As a result, the Company recognized a gain for the sublease termination of approximately $56,000 and sublease income of $14,000 which is included in other income in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2026.

On February 18, 2026, the Company entered into a lease termination agreement with the lessor of the Manhattan Office effective March 13, 2026. Pursuant to the lease termination agreement, the Company agreed to surrender and vacate the premises in exchange for a termination payment of approximately $72,000 to the lessor.

The lease termination agreement was accounted for as a modification to the Manhattan Office lease rather than as a lease termination because the Company did not contemporaneously terminate the Manhattan Office lease upon the February 18, 2026 modification date and had a continued right-of-use of the facility through March 13, 2026. As a result, the Company remeasured the remaining lease payments, including the $72,000 termination fee, and reduced the lease liability the Company had on its balance sheet at the time of the modification by approximately $26,000 to the present value of the remeasured lease liability of approximately $79,000. For a lease modification that is not accounted for as a separate contract, a lessee recognizes the amount of the remeasured lease liability as an adjustment to the corresponding right-of-use (“ROU”) asset without affecting profit or loss. As a result, the Company reduced the ROU asset by approximately $26,000 to approximately $31,000, which was amortized through March 13, 2026. As of September 30, 2026, there was no lease liability or ROU asset for the Manhattan Office remaining.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Operating lease expense	$43	$67	$176	$202
Sublease income	-	(21)	(14)	(63)
Gain on sublease termination	-	-	(56)	-
Variable lease expense	1	7	1	21
Total lease expense	$44	$53	$107	$160

Operating Lease ROU Assets

Operating lease ROU assets at January 1, 2026	$453
Remeasurement of ROU asset	(26)
Amortization of operating lease ROU assets	(149)
Operating lease ROU assets at September 30, 2026	$278

Operating Lease Liabilities
Operating lease liabilities at January 1, 2026	$490
Remeasurement of lease liability	(26)
Principal payments on operating lease liabilities	(155)
Operating lease liabilities at September 30, 2026	309
Less non-current portion	(138)
Current portion at September 30, 2026	$171

As of September 30, 2026, the Company’s operating lease had a remaining life of 1.7 years with a discount rate of 9.08%. The maturities of the operating lease liability are as follows (in thousands):

As of September 30, 2026
2026	$48
2027	190
2028	95
Total payments	333
Less imputed interest	(24)
Total operating lease liabilities	$309

7.	Stock-Based Compensation

Stock Options

During the three and nine months ended September 30, 2026 and 2025, the Company granted options to purchase the number of shares of the Company’s common stock set forth in the table below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Stock options granted	202	0	215	5

The Company recognizes stock-based compensation expense for stock options granted to employees, directors and certain consultants. The Company estimates the fair value of stock options using the Black-Scholes option pricing model. The fair value of stock options granted is recognized as expense over the requisite service period on a straight-line basis.

The following weighted-average assumptions were used for stock options granted during the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Weighted average risk-free rate	4.52%	4.23%	4.50%	4.38%
Weighted average volatility	115.96%	130.22%	116.57%	117.25%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected term	6.21 years	10.0 years	6.39 years	6.66 years

The per-share weighted average grant-date fair value of stock options granted during the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Weighted average grant date fair value	$4.20	$1.29	$4.55	$4.02

Vesting of all stock options is subject to continuous service with the Company through the applicable vesting date. As of September 30, 2026, there were approximately 207,000 shares of the Company’s common stock subject to outstanding stock options.

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

In lieu of paying cash to satisfy withholding taxes due upon the settlement of vested RSUs, at the Company’s discretion, an employee may elect to have shares of common stock withheld that would otherwise be issued at settlement, the value of which is equal to the amount of withholding taxes payable. No RSUs vested during the three and nine months ended September 30, 2026 and 2025. The Company did not grant RSUs during the three and nine months ended September 30, 2026 and 2025, and as of September 30, 2026, there were no RSUs outstanding.

Stock-Based Compensation Expense

For the three and nine months ended September 30, 2026 and 2025, the Company recognized stock-based compensation expense as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Research and development	$29	$9	$62	$40
General and administrative	348	284	942	1,123
Total	$377	$293	$1,004	$1,163

8.	Equity Transactions

2026 Public Offering

On February 6, 2026, the Company entered into a placement agency agreement (the “Placement Agency Agreement”) with Brookline Capital Markets, a division of Arcadia Securities, LLC (“Brookline” or the “Placement Agent”), pursuant to which the Company engaged the Placement Agent for the 2026 Public Offering, which included the public offering of (i) 0.8 million shares of the Company’s common stock (or pre-funded warrants in lieu of common stock) and accompanying Milestone Warrants to purchase 0.8 million shares of common stock, at a combined offering price of $12.50 per share of common stock and accompanying Milestone Warrant (or $12.25 per pre-funded warrant and accompanying Milestone Warrant). In connection with the Public Offering, the Company also entered into a securities purchase agreement (each, a “Purchase Agreement”) with certain investors who purchased common stock and Milestone Warrants in the Public Offering.

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

The Company is subject to the “baby shelf” rules, which limits the aggregate market value of securities the Company may sell under the Universal Shelf to no more than one-third of its public float in any 12-month period while its public float remains below $75.0 million. As of the filing of the Universal Shelf, one-third of the Company’s public float was approximately $9.2 million, representing the maximum amount to be sold under the ATM. As of September 30, 2026, the Company has sold securities for net proceeds of approximately $3.7 million  under the ATM.

2025 Private Placement

On March 31, 2025, the Company entered into a securities purchase agreement (the “2025 SPA”) with certain accredited investors to sell in a private placement an aggregate of approximately 185,000 shares of common stock at a purchase price of $39.23 per share, or pre-funded warrants in lieu of common stock at a purchase price of $37.35 per pre-funded warrant (the “2025 Private Placement”). The pre-funded warrants will be exercisable until exercised in full at a nominal exercise price of $1.88 per share of the Company’s outstanding common stock, subject to certain ownership limitations.

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

Date	Common Stock	Pre-funded Warrants	Gross Proceeds
April 2, 2025	27	1	$1,090
June 9, 2025	127	25	5,921
June 27, 2025	5	-	190
	159	26	$7,201

Warrants

As of September 30, 2026, the Company had the following warrants outstanding:

	Warrants Outstanding	Exercise Price	Expiration Date	Classification
Q1-22 Warrants	914	$14,329.47	09/09/27	Liability
December 2022 Warrants	377	$537.26	06/02/28	Equity
Milestone Warrants	840,000	$17.00	*	Equity
Prefunded warrants	15,014	$1.88	None	Equity
	856,305

*	The Milestone Warrants expire the earlier of (i) the five-year anniversary of the original issuance date or (ii) the 180th calendar day following the public release by the Company of clinical trial data from the first cohort of the Phase 1 study of ERNA-101.

As of September 30, 2026, the weighted average remaining contractual life of expiring warrants outstanding was 4.36   years and the weighted average exercise price for the expiring warrants was $32.78.

The following table shows the warrant activity from January 1, 2026 through September 30, 2026:

	Outstanding January 1, 2026	Granted	Exercised	Outstanding September 30, 2026
Q1-22 Warrants	914	-	-	914
December 2022 Warrants	377	-	-	377
Milestone Warrants	-	840,000	-	840,000
Prefunded warrants	15,320	80,000	(80,306)	15,014
Total	16,611	920,000	(80,306)	856,305

On February 11, 2026 and February 18, 2026, the Company issued approximately 53,000 and 27,000 shares of common stock, respectively, in connection with the exercise of the pre-funded warrants from the Public Offering, for a total exercise price of approximately $20,000. There are no remaining pre-funded warrants outstanding related to the Public Offering.

Stock Repurchase Program

In November 2024, the Company’s Board of Directors authorized a stock repurchase program (the “Repurchase Program”) of up to $1.0 million of the Company’s outstanding common stock. Under the Repurchase Program, the repurchases may be made by the Company from time to time through open-market purchases, privately negotiated transactions or other means in accordance with applicable securities laws. The timing and amount of repurchases will be determined by the Company, taking into consideration market conditions, stock price, and other factors. The Repurchase Program does not have a set expiration date and may be suspended, modified or discontinued at any time without prior notice. The Company did not repurchase any of its shares under the Repurchase Program during the three and nine months ended September 30, 2026 and 2025.

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

The following table presents the number of shares subject to outstanding stock options, warrants, and Series A convertible preferred stock that were excluded from the computation of diluted net loss per share of common stock for the three and nine months ended September 30, 2026 and 2025, as their effect was anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Stock options	207	12	207	12
Warrants	841	1	841	1
Preferred stock converted into common stock	1	0	1	0
Total potential common shares excluded from computation	1,049	13	1,049	13

10.	Commitments and Contingencies

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

Contingent Consideration

The Company previously recorded a three-year contingent consideration liability related to an asset acquisition in April 2023. If during the three-year period since April 26, 2023, the Company’s market cap equals or exceeds $100 million for at least ten consecutive trading days, then the Company will issue to the seller shares of the Company’s common stock equal to (a) $2.0 million divided by (b) the quotient of $100 million divided by the Company’s then issued and outstanding shares of common stock. If during that three-year period, the Company’s market cap equals or exceeds $200 million for at least ten consecutive trading days, then the Company will issue to the seller additional shares of the Company’s common stock equal to (a) $2.0 million divided by (b) the quotient of $200 million divided by the number of the Company’s then issued and outstanding shares of common stock. The contingent consideration obligation expired on April 26, 2026, and as a result, the Company reversed the contingent consideration liability and recognized a gain of approximately $41,000 in the statement of operations for the nine months ended September 30, 2026.

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

Recent Financings

Investors who participated in the Public Offering and the 2025 Private Placement included Charles Cherington. Mr. Cherington participated in the applicable financing under the same terms and subject to the same conditions as all the other investors. Mr. Cherington served on the Company’s board of directors from March 2021 to July 6, 2023. As of September 30, 2026, Mr. Cherington owned approximately 23% of the Company’s outstanding common stock.

March 2025 Promissory Notes

On March 11, 2025, the Company received $1.5 million for the issuance of a promissory note in the principal amount of $1.5 million to Mr. Cherington, and on March 21, 2025 the Company received $0.8 million for the issuance of a second promissory note in the principal amount of $0.8 million to Mr. Cherington. The promissory notes had a maturity date of the earlier of (i) June 15, 2025 or (ii) upon the Company receiving $5 million in gross proceeds from a subsequent capital raise. Each of the promissory notes accrued interest at a rate of 5.0% per annum, payable at maturity. Upon issuance of the notes, Mr. Cherington owned approximately 32% of the Company’s outstanding common stock.

As a result of completing the 2025 Private Placement, the Company repaid the outstanding principal plus accrued interest on the notes in full in the aggregate amount of $2.3 million, and as of September 30, 2026, there were no outstanding balances on the notes.

On October 20, 2025, Dennis J. Donoghue, a security owner of the Company, initiated a lawsuit against the Company as a nominal defendant, and Charles Cherington as defendant, in the Southern District of New York (Case No. 25-cv-8653) alleging a violation of Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. Section 78p(b) and seeking recovery of alleged short swing profits by Mr. Cherington. On December 19, 2025, Mr. Donoghue, the Company and Mr. Cherington entered into a settlement agreement to resolve the matter. Pursuant to the settlement agreement, the Company agreed to pay Mr. Cherington an aggregate amount of $0.75 million. As of September 30, 2026, the Company had paid $0.5 million pursuant to the settlement agreement, with the remaining $0.25 million outstanding.

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

The table below provides a breakdown of the Company’s significant operating expenses for the three and nine months ended September 30, 2026 and 2025, with a reconciliation to net loss for each of those periods.

The Company had no revenue or cost of revenue for the three and nine months ended September 30, 2026 or September 30, 2025. Depreciation and amortization expense was less than $0.1 million for each of the three and nine months ended September 30, 2026 and 2025. During the three and nine months ended September 30,2025, the Company recognized $0.0 million and $5.8 million, respectively in other expense related to the forward sales contract liability under the 2025 SPA. During the three and nine months ended September 30, 2026, there were no such expenses. During the three and nine months ended September 30, 2026, the Company recognized $49,000 and $148,000, respectively in interest income.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development by significant expense:
Study fees	$1,047	$60	$4,322	$472
Payroll and related	399	123	994	365
Professional fees	192	233	529	591
MSA/license fees	120	510	320	1,810
Other[1]	113	109	413	242

Research and development	1,871	1,035	6,578	3,480

General and administrative by significant expense:
Payroll and related	278	313	1,501	1,134
Professional fees	322	215	1,160	1,041
Stock-based compensation	348	284	942	1,123
Other[2]	171	146	529	447
General and administrative	1,119	958	4,132	3,745

Impairment of goodwill	-	-	2,044	-

Total operating expenses	2,990	1,993	12,754	7,225

Loss from operations	(2,990)	(1,993)	(12,754)	(7,225)

Forward sales contract expense	-	-	-	(5,847)
Change in fair value of warrant liabilities	-	-	-	1
Interest income (expense), net	49	31	148	36
Gain on extinguishment of contingent liability	-	-	41	-
Gain on extinguishment of debt	-	734	-	734
Other income (expense), net	-	(6)	69	(264)
Total other income (expense), net	49	759	258	(5,340)

Loss before income taxes	(2,941)	(1,234)	(12,496)	(12,565)
Benefit (provision) for income taxes	-	(6)	40	(17)

Net loss	$(2,941)	$(1,240)	$(12,456)	$(12,582)

[1]	Other includes certain lab supply expenses, travel expenses, stock-based compensation, allocated occupancy costs, and depreciation.

[2]	Other includes expenses related to insurance, occupancy expense, information technology, travel, depreciation and other miscellaneous expenses.

13.	Recent Accounting Pronouncements

No new Accounting Standards Updates have been issued by the Financial Accounting Standards Board since January 1, 2026 that would apply to the Company and were not disclosed in the 2025 10-K.

14.	Subsequent Events

On October 6, 2026, the Company sold 43,700 shares of common stock for proceeds of $0.1 million, net of commissions, under the ATM (See Note 8).

Management has evaluated subsequent events through the date these financial statements were issued and concluded that no other recognized or non-recognized subsequent events occurred that require adjustment to or disclosure in the financial statements.

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

Overview

We are a pre-clinical-stage synthetic allogeneic iMSC therapy company. iMSCs are induced pluripotent stem cell-derived mesenchymal stromal cells. We envision a future where cell therapies powered by synthetic iMSCs can offer new options for patients with limited treatment paths, and our mission is to bring new treatment possibilities to people facing difficult-to-treat cancers.

Objectives and Business Strategy

Our lead product candidate ERNA-101 is allogeneic pro-inflammatory cytokines IL-7 and IL-15-secreting iMSCs. ERNA-101 capitalizes on the intrinsic tumor-homing ability of MSCs to slip through the tumor’s defenses and to deliver potent pro-inflammatory factors directly to the tumor microenvironment (“TME”), limiting systemic exposure and potential toxicity while potentially unleashing potent anti-cancer immune responses including enhancement of T-cell anti-tumor activity. Our initial focus is to develop ERNA-101 in platinum-resistant ovarian cancer. We collaborated with the University of Texas MD Anderson Cancer Center (“MDACC”) to investigate the ability of ERNA-101 to induce and modulate antitumor immunity in an ovarian cancer model. In preclinical study, ERNA-101 exhibited reduction of tumor growth and a statistically significant survival advantage in the ovarian cancer model as compared to the control group, and as announced in May 2026, preclinical data demonstrates that when ERNA-101 is used in combination with PD-1 blockade, it drives complete tumor clearance and 100% long-term survival in syngeneic ovarian cancer models. We have filed Patent Application No. 63/991,024 related to the use of ERNA-101 in combination with PD-1 blockade, which remains pending. It is possible that the pending application, and any that may be filed in the future, will not lead to an issued patent. Additionally, MDACC has filed a patent application based on research conducted under our collaboration agreement (the “MDACC Application”), and we were informed that none of our employees were identified as inventors on the MDACC Application. We have not yet received the MDACC Application and have not evaluated inventorship, ownership or assignment rights as of the filing of this Quarterly Report.

Beyond oncology, we continue to advance our synthetic iMSC platform through ERNA-201, an allogeneic iMSC therapy engineered to express anti-inflammatory factors for the treatment of autoimmune diseases. In preclinical studies, ERNA-201 demonstrated disease-modifying activity in the collagen-induced arthritis model, providing proof-of-concept for the application of our engineered iMSC platform in inflammatory disease and further support the versatility of our synthetic iMSC technology across multiple therapeutic areas. Although we are prioritizing near-term resources toward the development of ERNA-101 and our oncology programs, ERNA-201 remains an important platform asset with demonstrated preclinical validation and potential future development opportunities

During the fourth quarter of 2025, we had a successful pre-Investigational New Drug (“IND”) meeting with the Food and Drug Administration (“FDA”), which resulted in regulatory alignment with our development approach. We expect to complete the Investigational New Drug (“IND”) enabling studies and IND submission in 2026 and to subsequently enter a Phase I investigator sponsored clinical trial in the first half of 2027.

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

Additionally, to expand our developmental opportunities and raise non-dilutive capital, we are actively seeking strategic partnerships to co-develop or out-license therapeutic assets and engage with potential collaborators, and we are currently applying for research grants (e.g. Small Business Innovation Research (SBIR) funding).

Recent Developments

Disclosed Independently Validated Combination Data of ERNA-101 (July 2026):

ERNA-101 in combination with PD-1 checkpoint inhibitor exhibited complete tumor clearance and long-term survival in 10 out of 15 (67%) immunocompetent ID8luc-ova syngeneic ovarian cancer mice models. No complete tumor clearance or durable survival was observed in animals treated with anti-PD-1 or ERNA-101 alone. This study was conducted by an independent contract research organization successfully reproduced earlier findings generated at MD Anderson Cancer Center, demonstrating complete tumor clearance and durable long-term survival in a substantially larger study. The results further strengthen confidence in ERNA-101’s mechanism of action and provide important third-party validation as the Company advances toward its planned Investigational New Drug (IND) submission in the third quarter of 2026 and anticipated first-in-human Phase 1 clinical trial in the fourth quarter.

Appointed David Polinsky to Board of Directors (August 2026)

Disclosed Efficacy of ERNA-201 (September 2026):

ERNA-201 monotherapy exhibited improvement in clinical arthritis score and disease severity in collagen-induced rheumatoid arthritis (CIA) model

Deprioritized of ERNA-201 Program & Preserve the Program for Future (September 2026):

Objective is to concentrate near-term capital and operational resources to develop ERNA-101 (nearest value creating milestone) and expand oncology pipeline

Appointed Robert J. Spiegel, M.D., FACP to Board of Directors (September 2026)

Disclosed IND-Enabling Preclinical Data of ERNA-101 (September 2026):

Repeat-dose safety: No ERNA-101-related adverse findings were observed at any dose level tested in a 50-day GLP toxicology study in tumor-bearing mice with an intact immune system.

Tumorigenicity: No teratoma formation was observed in ERNA-101-treated animals through the six-month tumorigenicity in-life phase, addressing an important safety consideration for an iPSC-derived therapy.

Biodistribution: No significant ERNA-101 signal was detected in tumor-free animals or non-tumor tissues, supporting ERNA-101’s design to home to tumors without taking up residence elsewhere in the body.

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

We are subject to General Instruction I.B.6 of Form S-3 (the “baby shelf” rules), which limits the aggregate market value of securities we may sell under the Universal Shelf to no more than one-third of our public float in any 12-month period while our public float remains below $75.0 million. As of the filing of the Universal Shelf, one-third of our public float was approximately $9.2 million, representing the maximum amount to be sold under the ATM. To date, we have sold approximately 520,000 shares of common stock for net proceeds of approximately $3.9 million   under the ATM.

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

On May 5, 2026, the Panel granted our request for continued listing on Nasdaq, subject to the following conditions: (i) on or before May 15, 2026, we shall demonstrate compliance with the Bid Price Rule; (ii) from the date of the Panel decision until September 14, 2026 (the end of the Panel’s jurisdiction in this matter), we shall maintain compliance with all Nasdaq Listing Rules; and (iii) we will be subject to a mandatory panel monitor for a period of one year from the date of this determination pursuant to Rule 5815(d)(4)(B) The Company satisfied the applicable conditions and maintained compliance with all Nasdaq Listing Rules through September 14, 2026. Accordingly, the Panel’s jurisdiction over this matter ended on September 14, 2026. The Company remains subject to the mandatory Panel monitor through May 5, 2027. During this one-year monitoring period, should the Company become deficient with respect to the Bid Price Rule, Nasdaq will immediately issue a delisting determination.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2026 and 2025

	Three months ended September 30,
(In thousands)	2026	2025	Change

Operating expenses:
Research and development	$1,871	$1,035	$836
General and administrative	1,119	958	161
Total operating expenses	2,990	1,993	997

Loss from operations	(2,990)	(1,993)	(997)

Other income (expense), net:
Forward sales contract expense	-	-	-
Interest income, net	49	31	18
Gain on extinguishment of contingent liability and debt	-	734	(734)
Other expense, net	-	(6)	6
Total other income (expense), net	49	759	(710)

Loss before income taxes	(2,941)	(1,234)	(1,707)
Benefit (provision) for income taxes	-	(6)	6

Net loss	$(2,941)	$(1,240)	$(1,701)

	Nine months ended September 30,
(In thousands)	2026	2025	Change

Operating expenses:
Research and development	$6,578	$3,480	$3,098
General and administrative	4,132	3,745	387
Impairment of goodwill	2,044	-	2,044
Total operating expenses	12,754	7,225	5,529

Loss from operations	(12,754)	(7,225)	(5,529)

Other income (expense), net:
Forward sales contract expense	-	(5,847)	5,847
Change in fair value of warrant liabilities	-	1	(1)
Interest income, net	148	36	112
Gain on extinguishment of contingent liability and debt	41	734	(693)
Other expense, net	69	(264)	333
Total other income (expense), net	258	(5,340)	5,598

Loss before income taxes	(12,496)	(12,565)	69
Benefit (provision) for income taxes	40	(17)	57

Net loss	$(12,456)	$(12,582)	$126

Revenues and Cost of Revenues

We had no revenues or cost of revenues for the three and nine months ended September 30, 2026 or 2025.

Research and Development Expenses

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	Change	2026	2025	Change
(in thousands)
Study fees	$1,047	$60	$987	$4,322	$472	$3,850
Payroll and related	399	123	276	994	365	629
Professional fees	192	233	(41)	529	591	(62)
MSA/license fees	120	510	(390)	320	1,810	(1,490)
Other	113	109	4	413	242	171
Total research and development expenses	$1,871	$1,035	$836	$6,578	$3,480	$3,098

Total research and development expenses increased for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to increased study fees related to ERNA-101 as well as increased payroll due to an increase in our research and development headcount and increased other expenses, which includes travel, supplies and allocated rent. These increases were offset by a reduction in expenses related to our Master Service Agreement (“MSA”) and the license and collaboration agreement (“the Factor L&C Agreement”) with Factor Bioscience Limited (“Factor Limited”). Pursuant to the Factor L&C Agreement, we paid Factor Bioscience approximately $0.2 million per month from September 2024 through August 2025, and we paid approximately $0.1 million per month from September 2024 through May 2025. The Company will also pay certain milestone payments, royalty payments on net sales of commercialized products and sublicensing fee payments, when applicable.

For the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, our research and development expenses increased by approximately $3.1 million primarily due to fees recognized for services under Statement of Work 1 with Cellipont (now Kincellis) for development and manufacturing services, increased study fees related to ERNA-101 as well as increased payroll due to an increase in research and development headcount. These increases were partially offset by a decrease in MSA/License fees due to the amendment of Work Order No. 2 with Factor Bioscience Inc. starting during March 2026 and a reduction in expenses under professional fees.

General and Administrative Expenses

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	Change	2026	2025	Change
(in thousands)
Payroll and related	$278	$313	$(35)	$1,501	$1,134	$367
Professional fees	322	215	107	1,160	1,041	119
Stock-based compensation	348	284	64	942	1,123	(181)
Other	171	146	25	529	447	82
Total general and administrative expenses	$1,119	$958	$161	$4,132	$3,745	$387

Our general and administrative expenses for the three months ended September 30, 2026 increased by approximately $0.2 million primarily due to an increase in professional fees driven by greater reliance on third party accounting firms and investor relations firms, and an increase in stock based compensation partially offset by payroll fees.

For the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, our general and administrative expenses increased by approximately $0.4 million primarily due to increases in payroll related to certain accrued bonuses and in professional fees related to certain legal matters as well as increased other expenses for occupancy costs, depreciation, and amortization, offset by reduced insurance premiums and a reduction in stock based compensation due to a reduction in the fair values of the equity awards that are amortizing during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Impairment of Goodwill

During the nine months ended September 30, 2026, we recognized a $2.0 million impairment charge of the goodwill we had on our balance sheet from a 2018 acquisition because we concluded that the fair value of the reporting unit was less than the carrying value as of March 31, 2026, and the goodwill was considered fully impaired. As of September 30, 2026, there was no remaining goodwill balance. We did not recognize a similar expense during the nine months ended September 30, 2025.

Forward sales contract expense

There was no forward sales contract expense during the three months ended September 30, 2026 or 2025.

During the nine months ended September 30, 2025, we recognized expense of $5.8 million related to a forward sales contract because the fair value of the shares that were expected to be issued under a securities purchase agreement entered into on March 31, 2025 (the “2025 SPA”) exceeded the expected proceeds. There was no similar transaction for the nine months ended September 30, 2026.

Change in Fair Value of Warrant Liabilities

The change in the fair value of the warrant liabilities for the three and nine months ended September 30, 2025 was de minimis. There was no change in the fair value of the warrant liabilities recognized for the three and nine months ended September 30, 2026.

Interest Income (Expense), net

For the three months ended September 30, 2026, we recognized approximately $18,000 more in interest income due to an increase of cash in interest-bearing accounts compared to the three months ended September 30, 2025.

For the nine months ended September 30, 2026, we recognized approximately $112,000 more in interest income due to an increase of cash in interest-bearing accounts compared to the nine months ended September 30, 2025.

Gain on extinguishment of contingent liability

For the nine months ended September 30, 2026, we recognized approximately $41,000 due to the extinguishment of the contingent consideration liability during the nine months ended September 30, 2026  .

During the three and nine months ended September 30, 2025, we recognized a gain on extinguishment of debt of approximately $0.7 million related to accounts payable and accrued expenses that were deemed to be time-barred from collection under the respective state laws. There was no similar gain during the three and nine months ended September 30, 2026.

Other Income (expense), net

During the nine months ended September 30, 2025, we recognized approximately $0.3 million of expenses related to the 2025 SPA transaction entered into on March 31, 2025, and other expense, net, for the three months ended September 30, 2025 was de minimis.. During the nine months ended September 30, 2026, we recognized approximately $0.1 million of other income, primarily attributable to sublease income.

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

Liquidity and Capital Resources

As of September 30, 2026, we had cash of approximately $5.6 million, and we had an accumulated deficit of approximately $258.1 million. We have to date incurred operating losses, and we expect these losses to continue in the future. For the three and nine months ended September 30, 2026, we incurred a net loss of $2.9 million and $12.5 million, respectively, which includes the $2.0 million non-cash goodwill impairment charge. For the nine months ended September 30, 2026, we used $9.6 million of cash in operating activities.

On February 10, 2026, we received approximately $9.5 million in net proceeds from the Public Offering. On March 13, 2026, we filed the Universal Shelf, which included a prospectus for a $9.2 million ATM. The Universal Shelf is subject to the baby shelf rules, and as of the filing of the Universal Shelf, one-third of our public float was approximately $9.2 million, representing the maximum amount to be sold under the ATM. As of September 30, 2026, we received approximately $3.7 million in net proceeds from the sale of common stock under the ATM. To date, we have sold approximately 520,000 shares of common stock for net proceeds of approximately $3.9 million under the ATM, and we have approximately $5.3 million of shares remaining to sell under this facility.

In connection with preparing the financial statement as of and for the three and nine months ended September 30, 2026, we evaluated whether there are conditions and events, considered in the aggregate, that are known and reasonably knowable that would raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

As of September 30, 2026, we had approximately $5.6 million in cash, which is less than that needed to effect our current operating plan and forecasted cash requirements for the next twelve months. However, we expect that our ability to access additional capital under our ATM facility will cover a significant portion of the shortfall in our cash resources over the twelve months from the issuance date of these financial statements. Management is also actively pursuing other additional financing opportunities to raise capital. Subsequent to the balance sheet date of September 30, 2026, the Company sold an additional 43,700 shares for net proceeds of $0.1 million in cash under the ATM.

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

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying condensed consolidated statements of cash flows, are summarized as follows:

(in thousands)	2026	2025	Change
Cash (used in) provided by:
Operating activities	$(9,586)	$(5,869)	$(3,717)
Investing activities	(5)	(22)	17
Financing activities	13,282	7,209	6,073
Net increase in cash	$3,691	$1,318	$2,373

Net Cash Used in Operating Activities

There was $9.6 million in cash used in operating activities for the nine months ended September 30, 2026 compared to $5.9 million for the nine months ended September 30, 2025. This change was due to $3.3 million increase in adjustments made for non-cash transactions, with an additional increase of $0.4 million in cash used in operating assets and liabilities for the nine months ended September 30, 2026 when compared to the nine months ended September 30, 2025.

Net Cash Used in Investing Activities

We used approximately $5,000 in cash for the purchases of property and equipment during the nine months ended September 30, 2026, compared to approximately $22,000 during the nine months ended September 30, 2025.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2026 includes gross   proceeds of $10.5 million received from the Public Offering, including proceeds from the exercise of prefunded warrants issued in the Public Offering and $3.7 million in net proceeds from the sale of common stock under the ATM. Net cash provided by financing activities for the nine months ended September 30, 2025 includes $2.3 million of gross proceeds received from the issuance of two promissory notes and $4.9 million of proceeds received from 3 separate closings under the SPA. (See Note 8)

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Critical Accounting Estimates

There were no significant changes in our critical accounting estimates during the three and nine months ended September 30, 2026 from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the 2025 10-K.

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

In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we were required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as of the end of the period covered by this Quarterly Report under the supervision, and with the participation, of our management, including our President and Chief Executive Officer and our Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report in providing reasonable assurance of achieving the desired control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described under Part I, Item 1A, “Risk Factors,” in our 2025 10-K, in addition to other information in this report, when evaluating our business and before deciding whether to purchase, hold or sell shares of our common stock. Each of these risks and uncertainties, as well as additional risks and uncertainties not presently known to us or that we currently consider immaterial, could harm our business, financial condition, results of operations and/or growth prospects, as well as adversely affect the market price of our common stock, in which case you may lose all or part of your investment. Except as set forth below, there have been no material changes to the risk factors described in the 2025 10-K.

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

On March 18, 2026, we received written notice from Nasdaq that our common stock had failed to maintain compliance with the Bid Price Rule for 30 consecutive business days. Because we had effected a reverse stock split within the prior one-year period, Nasdaq determined that we were not eligible for the standard 180-calendar-day compliance period ordinarily available under Nasdaq Listing Rule 5810(c)(3)(A). Accordingly, we requested a hearing before a Nasdaq Hearings Panel (the “Panel”), which automatically stayed any suspension or delisting action pending the hearing and any additional extension period granted by the Panel. On May 5, 2026, the Panel granted our request for continued listing on Nasdaq, subject to the following conditions: (i) on or before May 15, 2026, we shall demonstrate compliance with the Bid Price Rule; (ii) from the date of the Panel decision until September 14, 2026 (the end of the Panel’s jurisdiction in this matter), we shall maintain compliance with all Nasdaq Listing Rules; and (iii) we will be subject to a mandatory panel monitor for a period of one year from the date of this determination pursuant to Rule 5815(d)(4)(B) The Company satisfied the applicable conditions and maintained compliance with all Nasdaq Listing Rules through September 14, 2026. Accordingly, the Panel’s jurisdiction over this matter ended on September 14, 2026. The Company remains subject to the mandatory Panel monitor through May 5, 2027. During this one-year monitoring period, should the Company become deficient with respect to the Bid Price Rule, Nasdaq will immediately issue a delisting determination

On May 4, 2026, we effected a 1-for-25 reverse stock split of our common stock. On May 29, 2026, we received notice from Nasdaq that we had regained compliance with the Bid Price Rule. Notwithstanding this notice, the Panel continues to retain jurisdiction over us, and we must remain in compliance with the Bid Price Rule through May 5, 2027. As of September 30th 2026, the Company has maintained compliance with all applicable Nasdaq listing requirements.

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

We are dependent on a limited management team and key employees to manage expenses, and the loss of whom could harm our business.

Our business is dependent on a limited number of management personnel, consisting of Sanjeev Luther, our President and chief executive officer, and Mark J. Keeley, our fractional chief financial officer, as well as our key employees, including our Chief Medical Officer, Chief Scientific Officer, Head of Chemistry, Manufacturing and Controls (CMC), and other key personnel. Mr. Keeley renders services to us on a part-time consulting basis (approximately 10 hours per week).  While we do not believe this arrangement materially impacts our business operations, particularly given that we have a full-time Controller, Mr. Keeley’s limited availability could affect our ability to address financial reporting, accounting, and other financial matters in a timely manner, which could adversely affect our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit	Description	Incorporated By Reference
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

99.1	2026 Ernexa Therapeutics Inc. Omnibus Equity Incentive Plan	Exhibit 10.1 to Form 8-K filed on July 2, 2026

101	Inline XBRL Document Set for the financial statements and accompanying notes in Part I, Item 1, of this Quarterly Report on Form 10-Q.	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ERNEXA THERAPEUTICS INC.

Date: November 6, 2026	By:	/s/ Sanjeev Luther
Sanjeev Luther
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2026	By:	/s/ Mark J. Keeley
Mark J. Keeley
Chief Financial Officer
(Principal Financial and Accounting Officer)

